Form 10QSB
period 1999-09-30
BRONZE MARKETING INC
filed 1999-12-08
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1999

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-83351

                        BRONZE MARKETING, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                              87-0578370
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


           426 South 1000 East, Salt Lake City, Utah 84106
               (Address of principal executive offices)

                            (801) 537-1257
         (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                     YES [X]  NO [ ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES [  ]  NO [X]

The number of $.001 par value common shares outstanding at September 30, 1999:
1,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           BRONZE MARKETING, INC.
                        [A Development Stage Company]

                          UNAUDITED BALANCE SHEET



                             ASSETS

                                                     September 30,
                                                          1999
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $      578
  Inventory on consignment                                 23,450
                                                      ___________
        Total Current Assets                               24,028
                                                      ___________

                                                       $   24,028
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Advances from shareholders                            $  20,800
                                                      ___________
        Total Current Liabilities                          20,800
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding                                              1,000
  Capital in excess of par value                           34,476
  (Deficit) accumulated during the
    development stage                                     (32,248)
                                                      ___________
        Total Stockholders' Equity                          3,228
                                                      ___________
                                                        $  24,028
                                                      ___________



  The accompanying notes are an integral part of this unaudited financial statement.

                           BRONZE MARKETING, INC.
                        [A Development Stage Company]

                     UNAUDITED STATEMENTS OF OPERATIONS

                               For the           For the
                             Three Month        Nine Month      From Inception
                            Period Ended       Period Ended        on May 1,
                            September 30,      September 30,     1997 Through
                        _________ _________ _________ _________  September 30,
                           1999      1998      1999     1998         1999
                        _________ _________ _________ _________ ______________
REVENUE:
 Sales Royalties        $      -  $      -  $      -  $      -     $  2,079
                        _________ _________ _________ _________ ______________

    Total Revenues             -         -         -         -        2,079
                        _________ _________ _________ _________ ______________

EXPENSES:
 General and
  Administrative           4,455     2,682     6,246     2,992       11,622
 Bad debt expense -
  related party                -         -    25,860         -       25,860
                        _________ _________ _________ _________ ______________

    Total Expenses         4,455     2,682    32,106     2,992       37,482
                        _________ _________ _________ _________ ______________

LOSS FROM OPERATIONS      (4,455)   (2,682)  (32,106)   (2,992)     (35,403)

OTHER INCOME:
 Interest Income -
  related party                -       644     1,267     1,910        3,821
                        _________ _________ _________ _________ ______________
LOSS BEFORE INCOME TAXES  (4,455)   (2,038)  (30,839)   (1,082)     (31,582)

CURRENT TAX EXPENSE            -         -         -         -            -

DEFERRED TAX EXPENSE           -         -         -         -            -
                        _________ _________ _________ _________ ______________

LOSS FROM CONTINUING
 OPERATION BEFORE CHANGE
 IN ACCOUNTING PRINCIPLE  (4,455)   (2,038)  (30,839)   (1,082)     (31,582)

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                     -         -      (666)        -         (666)
                        _________ _________ _________ _________ _____________

NET LOSS                $ (4,455) $ (2,038) $(31,505) $ (1,082)    $(32,248)
                        _________ _________ _________ _________ _____________

LOSS PER COMMON SHARE:
 Continuing operations  $   (.00) $   (.00) $   (.03) $   (.00)    $   (.03)
 Cumulative effect of
  change in accounting
  principle                    -         -      (.00)        -         (.00)
                        _________ _________ _________ _________ _____________

  Net Loss Per Common
   Share                $   (.00) $   (.00) $   (.03) $   (.00)    $   (.03)
                        _________ _________ _________ _________ _____________



 The accompanying notes are an integral part of these unaudited financial statements.

                           BRONZE MARKETING, INC.
                        [A Development Stage Company]

                     UNAUDITED STATEMENTS OF CASH FLOWS


                                                For the
                                               Nine Month      From Inception
                                              Period Ended        on May 1,
                                              September 30,     1997 Through
                                           ___________________  September 30,
                                             1999      1998         1999
                                           _________ _________ ______________

Cash Flows From Operating Activities:
  Net loss                                 $(31,505) $ (1,082)    $(32,248)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Bad debt expense - related party         25,860         -       25,860
    Amortization expense                          -       150          334
    Effect of change in accounting
     principle                                  666         -          666
    Change in assets and liabilities
     (Increase) in interest receivable -
      related party                          (1,267)   (1,910)      (3,821)
     Increase in accounts payable                 -        10            -
                                           _________ _________ ______________

        Net Cash (Used) by Operating
         Activities                          (6,246)   (2,832)      (9,209)
                                           _________ _________ ______________

Cash Flows From Investing Activities:
  (Increase) in notes receivable -
   related party                                  -         -      (36,489)
  (Increase) in advances - related party          -    (9,000)      (9,000)
  Payment of organization costs                   -         -       (1,000)
                                           _________ _________ ______________

        Net Cash (Used) by Investing
         Activities                               -    (9,000)     (46,489)
                                           _________ _________ ______________

Cash Flows From Financing Activities:
  Proceeds from common stock issuance             -         -       40,400
  Proceeds from advance from shareholder      6,800    10,500       20,800
  Payment of stock offering costs                 -         -       (4,924)
                                           _________ _________ ______________

        Net Cash Provided by Financing
         Activities                           6,800    10,500       56,276
                                           _________ _________ ______________

Net Increase in Cash                            554    (1,332)         578

Cash at Beginning of Period                      24     1,682            -
                                           _________ _________ ______________

Cash at End of Period                      $    578  $    350     $    578
                                           _________ _________ ______________













                               [Continued]

                           BRONZE MARKETING, INC.
                        [A Development Stage Company]

               UNAUDITED STATEMENTS OF CASH FLOWS [Continued]




                                                For the
                                               Nine Month      From Inception
                                              Period Ended        on May 1,
                                              September 30,     1997 Through
                                           ___________________  September 30,
                                             1999      1998         1999
                                           _________ _________ ______________
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for:
    Interest                               $      -  $      -     $      -
    Income taxes                           $      -  $      -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 1999:

     The Company expensed its remaining organizational costs of $666 in accordance with Statement of Position 98-5.

     The Company's receivables and advances from related parties in the amount of $49,310 were converted for inventory in the amount of $23,450. Bad debt expense of $25,860 was recorded for the remainder.


































 The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's President. The Company received royalties from the sale of the inventory. However, during 1999 the Company restructured its business plans and currently plans to market and sell bronze artwork and sculptures which are created by the relative. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Interim Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Amortization expense for the nine months ended September 30, 1999 was $666.

  Revenue Recognition - The Company recognizes revenue from royalties in the period when the underlying sales take place. Revenue from sales are recognized in the period the sales take place.

  Inventory - Inventory is carried at the lower of cost or market using the First In, First Out method. [See Note 2]

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. [See Note 5]

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - INVENTORY

  At September 30, 1999, inventory consisted of finished bronze sculptures valued at $23,450, acquired from a relative of the President of the Company [See Note 7]. The Inventory is held on consignment by an art gallery and the Sculptor in the states of Utah, Wyoming and New York.

NOTE 3 - CAPITAL STOCK

  Common Stock - During May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  Public Offering of Common Stock - During 1997 the company made a public offering of 100,000 shares of its previously authorized, but unissued common stock. This offering was exempt from registration with the Securities and Exchange Commission under Rule 504 of Regulation D as promulgated under the Securities Act of 1933, as amended. The offering price of $.35 per share was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter. The shares were offered and sold by an officer of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Total proceeds from the sale of stock amounted to $35,000. The Company incurred stock offering costs of $4,924 in connection with the stock offering. The stock offering costs have been netted against the proceeds of the public stock offering as a reduction to capital in excess of par value.

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 1999.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 1999, an operating loss carryforward of approximately $32,000, which may be applied against future taxable income and which expires in various years through 2019.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES  [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $11,000 as of September 30, 1999, with an offsetting valuation allowance at September 30, 1999 of the same amount. The change in the valuation allowance for the nine months ended September 30, 1999 is approximately $10,300.

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                               For the           For the
                             Three Month        Nine Month      From Inception
                            Period Ended       Period Ended        on May 1,
                            September 30,      September 30,     1997 Through
                        _________ _________ _________ _________  September 30,
                           1999      1998      1999     1998         1999
                        _________ _________ _________ _________ ______________
Loss from continuing
 operations available
 to common shareholders
 (Numerator)            $ (4,455) $ (2,038) $(30,839) $ (1,082)    $(31,584)
                        _________ _________ _________ _________ ______________

Cumulative effect of
 change in change in
 accounting principle
 (Numerator)            $      -  $      -  $   (666) $      -     $   (666)
                        _________ _________ _________ _________ ______________

Weighted average number
 of common shares
 outstanding during the
 period used in loss per
 share (Denominator)    1,000,000 1,000,000 1,000,000 1,000,000     987,991
                        _________ _________ _________ _________ ______________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its remaining organization costs of $666. This has been reflected as a cumulative effect of change in accounting principle.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management   Compensation  -  The  Company  has  not   paid   any
  compensation to its officers and directors as the services provided by them to date have only been nominal.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Advances From Shareholders - During 1999, a shareholder of the Company advanced a total of $6,800 to the Company. The advances are due upon demand and do not accrue interest.

  During 1998, a shareholder of the Company advanced a total of $10,500 to the Company. The advances are due upon demand and do not accrue interest.

  During 1997, two shareholders of the Company advanced a total of $3,500 to the Company. The advances are due upon demand and do not accrue interest.

  Note Receivable/Advances - The Company had entered into an arrangement with a relative of the Company's President, who is a freelance artist and who has an inventory of original bronze sculptures which are being re-produced and marketed in limited editions. The Company raised capital to provide financing to produce limited edition bronze sculptures which were placed in art studios and galleries on consignment. Upon the ultimate sale of the sculptures the Company was to receive the casting costs plus an amount from 3 to 7 percent of the underlying sales proceeds depending upon the level of sales achieved. During 1997, the Company received royalty payments of $2,079 based on sales.

  On January 1, 1998, the above marketing arrangement was amended to include the conversion of the advances to a note receivable for $36,489. Specific sculptures were also identified as collateral for the note. The note matures on January 1, 2000 but provided for payments as specific sculptures were sold. The note also provided for interest at 7% per annum. Interest income of $3,821 was accrued on the note receivable as of June 30, 1999.

  During 1998 the Company made additional advances for the production of sculptures totaling $9,000 The advances were made to an entity owned by a relative of the Company's President. No interest has been accrued on the additional advances. No payments were received on the advances.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  On September 1, 1999, the Company entered into an agreement with a relative of the Company's president which supercedes and amends the above agreements. The terms of the new agreement provides for the Company to take ownership of the remaining sculpture inventory as payment in full on the advances, notes receivable and accrued interest, which totaled $49,310. The inventory was valued at $23,450 by the Company, which took into account the carry-over basis of the inventory and expected future realization of the inventory [See Note 2] The excess of $25,860 was recorded as bad debt expense.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated May 1, 1997. Upon inception, the Company issued 900,000 shares of common stock to its founding stockholders. On May 22, 1997, the Company commenced a public offering of up to 100,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in July, 1997. The Company sold 100,000 shares, increasing the total issued and outstanding common stock to 1,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 27, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company will file annual and quarterly reports and other information with the Commission, starting with this report on Form 10-QSB. No securities have yet been sold pursuant to the offering.

PLAN OF OPERATIONS.

     Bronze Marketing was incorporated on May 1, 1997, has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use any funds received from exercise of warrants to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working capital during the next twelve months. There are no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999, because there have not been any sales of the existing artwork. As a result, Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes receivable and accrued interest owed to it, which totaled $49,310 at June 30,
1999.    If necessary to provide liquidity, management may auction or liquidate the existing inventory of sculptures in which Bronze Marketing has acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes this will allow Bronze Marketing to liquidate the existing inventory as promptly as possible, if that becomes necessary. Management believes the existing inventory can be auctioned for half or more of its retail value, and has discounted the inventory on the books to $23,450 or half its retail value. As soon as possible after Bronze Marketing receives the proceeds from these sales and/or receives additional funds from warrant exercise, management will use the funds to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from warrant exercise in this offering, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRONZE MARKETING, INC.



Date:  December 7, 1999                 by:   /s/ Heather Hamby
                                    Heather Hamby, President & Director