Form 10KSB
period 1999-12-31
BRONZE MARKETING INC
filed 2000-04-10
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999    Commission File No. 333-83351

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                         BRONZE MARKETING, INC.
            (Name of small business issuer in its charter)

           Nevada                                            87-0578370
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

        426 South 1000 East, #704, Salt Lake City, Utah 84102
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 537-1257

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.     $     0.00

As of April 5, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $113,000.

The number of shares outstanding of the Issuer's common stock at December 31, 1999: 1,050,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Bronze Marketing, Inc. was recently incorporated under the laws of the State of Nevada on May 1, 1997. In connection with its organization, the founders contributed $5,400 cash to initially capitalize Bronze Marketing in exchange for 900,000 shares of common stock.

     On May 22, 1997, Bronze Marketing commenced a public offering of up to 100,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in July, 1997. Bronze Marketing sold 100,000 shares of common stock, at $.35 per share, and raised gross proceeds of $35,000.

     The Company then registered a public offering of its securities. Bronze Marketing declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of October 27, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83351, which became effective October 27, 1999. Pursuant thereto the Company then distributed 1,000,000 warrants. The warrants are exercisable at $1.00 per share, on or before June 30, 2002.

     During December 1999, the Company issued 50,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.) This increased the total issued and outstanding common stock to 1,050,000 shares.

     (B)  BUSINESS OF COMPANY.

     Bronze Marketing was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork created by Michael Hamby, dba Michael Hamby Studios. Michael Hamby is the brother of the President of Bronze Marketing, Heather Hamby. Mr. Hamby is a freelance artist who has been engaged in business for the past several years creating, producing and marketing sculptures, paintings and illustrations. Mr. Hamby has developed a specialty in bronze sculptures and has created almost two dozen original bronze sculptures which are being re-produced and marketed in limited editions of as few as seven and as many as one thousand copies per edition. These limited edition copies are being offered to the public at prices ranging from $300 to $38,000 per copy, depending on the particular sculpture and the number of copies in the edition.

     To provide increased exposure to the public of the bronze sculptures, increase public awareness of Mr. Hamby's artwork, and reach greater numbers of people who might be interested in acquiring the artwork, both Mr. Hamby and management of Bronze Marketing believe it is necessary to have these limited edition copies on display in as many art galleries as possible, as well as other retail outlets which are frequented by potential art purchasers. Mr. Hamby has found that the art galleries and retail outlets are typically willing to take and display the items only on a consignment basis. Due to the lack of available financing, Mr. Hamby has been unable to effect any widespread distribution of his artwork on consignment. Consequently, management of Bronze Marketing entered into an arrangement with Mr. Hamby's studio under which Bronze Marketing agreed to raise capital through securities offerings, and use the net proceeds to provide financing. In return, Mr. Hamby agreed that Bronze Marketing will be entitled to a portion of the gross proceeds received from the marketing and sale of the artwork. Under this arrangement, Bronze Marketing advanced funds to pay for the cost of casting copies of Mr. Hamby's limited edition bronze sculptures. This cost typically is about 18-22% of the retail price. Mr. Hamby then arranged for these copies to be placed on consignment with art galleries or other retail outlets where they are on display to be seen by the patrons of these establishments. Upon any sale, Bronze Marketing is entitled to a portion of the gross proceeds.

     On September 1, 1999, Bronze Marketing and Mr. Hamby revised the arrangement. Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes receivable and accrued interest owed to it. Bronze Marketing has discounted the inventory on its books to half the retail value. The existing inventory has a retail value of $46,900 but if necessary to provide liquidity, management may liquidate the existing inventory of sculptures in which Bronze Marketing has acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes the existing inventory can be sold or auctioned for half or more of its retail value. Bronze Marketing and Mr. Hamby also revised the arrangement for additional bronze sculptures in the future. Under the new formula worked out between Bronze Marketing and Mr. Hamby, Bronze Marketing will be entitled to recoup the amount it provides to pay the casting cost, plus receive 50% of the balance of the proceeds from any sale. To the extent any funds become available from warrant exercise or from sale of the existing inventory, Bronze Marketing will pay the casting cost, but only of two sculptures which management of Bronze Marketing and Mr. Hamby believe have the best market potential. One sculpture titled "Wapiti"is a larger than life size statue of a bull elk. The other is a sculpture of a cowboy titled "Cowboy's Day Off" which can be made in a three foot size or life size. Mr. Hamby has received indications from an art gallery regarding sales of these sculptures which the gallery believes could have been made from stock on hand if the gallery had one or more copies in its inventory. Based on these indications, management of Bronze Marketing and Mr. Hamby believe these two sculptures have the best current market potential. Without pre-casting the sculptures to allow for sale from stock on hand with immediate delivery, it takes several months to produce and deliver a sculpture. However, even with pre-casting, there is no assurance of the amount of sales, if any, there might be under this arrangement, nor do we know how long it may be from the time Bronze Marketing pays for the production cost of a sculpture and the time, if ever, that Bronze Marketing will receive any proceeds from the sale.

PRODUCTS AND SERVICES

     Bronze Marketing's current inventory of Mr. Hamby's original sculptures include the following:

TITLE AND DESCRIPTION                     No. acquiredRetail Price

"GUS" (Cowboy bust, 1st in series of four) 1         $ 1,400

"COWBOY BOOTS"                            10         $ 1,100

"THE MOUNTAIN MAN" (Hunter with Bird)      2         $ 4,400

"SUPPER TIME" (Bald Eagle with Trout)      1         $ 2,800

"SPIRITS IN THE WIND" (Lodge Pole)         2         $ 9,600

"CHALLENGE ON THE YELLOWSTONE"             1         $ 4,800

"A SIGN OF PEACE"                          1         $ 5,200

"WAR HORSE" (Indians protector dressed     3         $ 3,600
for battle)

"WISDOM OF A CHIEF" (Indian figure)        2         $ 4,400

"RUNNIN THUNDER" (Buffalo)                  1        $ 1,400

"MONTANA REX" (Bull)                        1        $ 2,400

"TRUTH IN JUSTICE" (Bald Eagle in Justice)1          $ 5,800


ITEM 2.   PROPERTIES

      Bronze Marketing presently has no lease or office facilities but will use the address of its President without charge for the time being. The President will work out of her home until Bronze Marketing commences active business operations and has the need to lease commercial office space and the ability to pay for the facilities. As of the date of this prospectus, Bronze Marketing has no full-time employees.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The common stock of Bronze Marketing is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "BNZE", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                  High                    Low
     March 31, 1998                  .52                    .50
     June 30, 1998                   .52                    .50
     September 30, 1998              .52                    .50
     December 31, 1998               .55                    .50

     March 31, 1999                  .55                    .50
     June 30, 1999                   .55                    .50
     September 30, 1999             1.00                    .50
     December 31, 1999              1.00                    .50

     (B)  HOLDERS.

     As of April 5, 2000, there were about 47 record holders of the Company's Common Stock.

     (C)  DIVIDENDS.

     Bronze Marketing has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds for the development of our business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Bronze Marketing was only recently incorporated on May 1, 1997, has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use any funds received from exercise of warrants in this offering to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working
capital during the next twelve months.   Under this plan of operations Bronze
Marketing has no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999, because there have not been any sales of the existing artwork. As a result, Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes receivable and
accrued interest owed to it, which totaled $49,310 at June 30, 1999.    If
necessary to provide liquidity, management may auction or liquidate the existing inventory of sculptures in which Bronze Marketing has acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes this will allow Bronze Marketing to liquidate the existing inventory as promptly as possible, if that becomes necessary. Management believes the existing inventory can be auctioned for half or more of its retail value, and has discounted the inventory on the books to $23,450 or half its retail value.

     As soon as possible after Bronze Marketing receives the proceeds from these sales and/or receives additional funds from warrant exercise, management will use the funds to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from warrant exercise in this offering, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised. At this time, we do not know how long it will be necessary to fund operations from existing capital.

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table shows the directors, executive officers and other significant employees of Bronze Marketing, their ages, and all offices and positions with Bronze Marketing. Each director is elected for a period of one year and thereafter serves until a successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the board of directors.

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company

Heather Hamby     29     Since inception  President, Secretary-Treasurer
                                          & Director



     This individual will serve as the sole officer and director of Bronze Marketing. A brief description of her background and business experience follows:

     HEATHER HAMBY has been engaged in the fashion modeling industry for the past several years. After graduation from high school in 1987, Ms. Hamby attended college for two years, and then began a modeling career, initially in New York City. One year later, she received a modeling contract with McCarty Modeling Agency in Salt Lake City, Utah. In 1991, she began working for Kutte
- Le Gunn Modeling Agency and pursued her career there until 1996. In 1994 she began working with various Conventions and Trade Shows for a wide variety of companies nationwide, and is currently working as an independent model with Nordstrom Fashion Trend Shows. Ms. Hamby is the sister of Mike Hamby.

     There are no arrangements or understandings regarding how long a director is to serve in that capacity. The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Issuer is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     Bronze Marketing was only recently incorporated, and has not paid any compensation to its executive officer and director to date. Bronze Marketing has no employment agreement with nor key man life insurance on management. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of Bronze Marketing. The officer does not devote full time or a significant amount of time to the affairs of Bronze Marketing, is not a full time employee and does not receive any salary or wage. We do not know how long this arrangement may continue, nor do we know how long the services of the officer will continue to be available.

COMPENSATION OF DIRECTORS.    None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows stock ownership information of officers, directors and any others who we know to be beneficial owners of more than 5% of our stock. Any person who has or shares the power to decide how to vote or whether to dispose of stock is a beneficial owner.

                      Title of  Amount & Nature of       % of
Name and Address       Class    Beneficial Ownership     Class

Heather Hamby          Common      500,000 shares         50%
426 S. 1000 E. #704
SLC, UT 84102

Lynn Dixon             Common      400,000 shares         40%
311 S. State, #460
SLC, UT 84111

All officers and       Common      500,000 shares         50%
directors as a
group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     In connection with the organization of Bronze Marketing, its officers, directors and other stockholders paid an aggregate of $5,400 cash to purchase 900,000 shares of Common Stock of Bronze Marketing at a price of $.006 per share.

     In July, 1997, Bronze Marketing completed an offering under Regulation D, Rule 504 as promulgated by the Securities and Exchange Commission and sold 100,000 shares of common stock, at $.35 per share, and raised gross proceeds of $35,000. These are free-trading shares.

     Bronze Marketing has the business arrangement with Michael Hamby
Studios, previously described in the business section of this prospectus. Michael Hamby is the brother of the President of Bronze Marketing, Heather Hamby. He is not an officer, director or shareholder of Bronze Marketing. Neither Bronze Marketing nor Michael Hamby is investing in or acquiring any securities of the other. An investment in Bronze Marketing does not constitute any investment in Michael Hamby Studios, but because of the business arrangement with Bronze Marketing, there have been and may continue to be significant amounts of related party transactions between them.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1999.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


BRONZE MARKETING, INC.



By:   /s/ Heather Hamby                       Date:   April 5, 2000
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Heather Hamby                      Date:    April 5, 2000
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]




                                   CONTENTS

                                                               PAGE

        -  Independent Auditors' Report                         1


        -  Balance Sheet, December 31, 1999                     2


        -  Statements of Operations, for the years ended
            December 31, 1999 and 1998 and from inception
            on May 1, 1997 through December 31, 1999            3


        -  Statement of Stockholders' Equity, from
            inception on May 1, 1997 through
            December 31, 1999                                   4


        -  Statements of Cash Flows, for the years ended
            December 31, 1999 and 1998 and
            from inception on May 1, 1997 through
            December 31, 1999                                   5


        -  Notes to Financial Statements                      6 - 10

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception on May 1, 1997 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Bronze Marketing, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

March 15, 2000
Salt Lake City, Utah

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                                 BALANCE SHEET


                                    ASSETS

                                                      December 31,
                                                          1999
                                                     ____________
CURRENT ASSETS:
  Cash in bank                                          $  10,128
  Inventory on consignment                                 23,450
                                                      ___________
        Total Current Assets                            $  33,578
                                                      ___________


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                      $     790
  Advances from shareholders                               22,800
                                                       __________
                                                           23,590
                                                       __________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                              1,050
  Capital in excess of par value                           51,926
  Deficit accumulated during the
    development stage                                     (42,988)
                                                      ___________
        Total Stockholders' Equity                          9,988
                                                      ___________
                                                        $  33,578
                                                      ___________











   The accompanying notes are an integral part of this financial statement.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS


                                                                 From
                                            For the          Inception on
                                           Year Ended         May 1, 1997,
                                          December 31,          Through
                                     _____________________    December 31,
                                        1999       1998          1999
                                     __________ __________ ________________
REVENUE:
  Sales royalties                    $       -  $       -     $    2,079
                                     __________ __________ ________________
        Total Revenue                        -          -          2,079

EXPENSES:
  General and administrative            16,986      3,058         22,362
  Bad debt expense - related
    party                               25,860          -         25,860
                                     __________ __________ ________________
        Total Expenses                  42,846      3,058         48,222
                                     __________ __________ ________________
LOSS FROM OPERATIONS                   (42,846)    (3,058)       (46,143)

OTHER INCOME:
  Interest income - related party        1,267      2,544          3,821
                                     __________ __________ ________________
LOSS BEFORE INCOME TAXES               (41,579)      (504)       (42,322)

CURRENT TAX EXPENSE                          -          -              -

DEFERRED TAX EXPENSE                         -          -              -
                                     __________ __________ ________________

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                            (41,579)      (504)       (42,322)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                               (666)         -           (666)
                                     __________ __________ ________________

NET LOSS                             $ (42,245) $    (504)    $  (42,988)
                                     __________ __________ ________________

LOSS PER COMMON SHARE:
  Continuing operations              $    (.04) $    (.00)    $     (.04)
  Cumulative effect of change
     in accounting principle              (.00)      (.00)          (.00)
                                     __________ __________ ________________
  Net Loss Per Common Share          $    (.04) $    (.00)    $     (.04)
                                     __________ __________ ________________


  The accompanying notes are an integral part of these financial statements.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                   FROM THE DATE OF INCEPTION ON MAY 1, 1997

                           THROUGH DECEMBER 31, 1999


                                                                       Deficit
                                                                     Accumulated
                       Preferred Stock    Common Stock    Capital in  During the
                      _________________ _________________ Excess of  Development
                       Shares   Amount   Shares   Amount  Par Value     Stage
                      _________ _______ _________ _______ __________ ___________
BALANCE, May 1, 1997          - $     -         - $     - $        -  $      -

Issuance of 900,000
 shares common stock
 for cash, May 7,
 1997 at $.006 per
 share                        -       -   900,000     900      4,500         -

Issuance of 100,000
 shares common stock
 for cash, July 1997
 at $.35 per share,
 net of offering
 costs of $4,924              -       -   100,000     100     29,976        -

Net loss for the
 period ended
 December 31, 1997            -       -         -       -          -     (239)
                      _________ _______ _________ _______ __________ ___________
BALANCE,
 December 31, 1997            -       - 1,000,000   1,000     34,476     (239)

Net loss for the year
 ended December 31,
 1998                         -       -         -       -          -     (504)
                      _________ _______ _________ _______ __________ ___________
BALANCE,
 December 31, 1998            -       - 1,000,000   1,000     34,476     (743)

Issuance of 50,000
 shares common
 stock for cash,
 December 29, 1999 at
 $.35 per share               -       -    50,000      50     17,450        -

Net loss for the year
 ended December 31,
 1999                         -       -         -       -          -  (42,245)
                      _________ _______ _________ _______ __________ ___________
BALANCE,
 December 31, 1999            - $     - 1,050,000 $ 1,050 $   51,926$ (42,988)
                      _________ _______ _________ _______ __________ ___________








   The accompanying notes are an integral part of this financial statement.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS




                                                                 From
                                            For the          Inception on
                                           Year Ended         May 1, 1997,
                                          December 31,          Through
                                     _____________________    December 31,
                                        1999       1998          1999
                                     __________ __________ ________________
Cash Flows From Operating Activities:
  Net loss                           $ (42,245) $    (504)    $  (42,988)
  Adjustments to reconcile net
   loss  to net cash used by
   operating activities:
    Bad debt expense - related party    25,860          -         25,860
    Effect of change in accounting
     principle                             666          -            666
    Amortization expense                     -        200            334
    Change in assets and liabilities:
     (Increase) in interest
      receivable - related party        (1,267)    (2,554)        (3,821)
     Increase (decrease) in accounts
      payable                              790       (300)           790
                                     __________ __________ ________________
        Net Cash (Used) by Operating
         Activities                    (16,196)    (3,158)       (19,159)
                                     __________ __________ ________________
Cash Flows From Investing Activities:
  Payment of organization costs              -          -         (1,000)
  (Increase) in note receivable -
   related party                             -          -        (36,489)
  (Increase) in advance receivable -
   related party                             -     (9,000)        (9,000)
                                     __________ __________ ________________
        Net Cash (Used) by Investing
         Activities                          -     (9,000)       (46,489)
                                     __________ __________ ________________
Cash Flows From Financing Activities:
  Proceeds from common stock
   issuance                             17,500          -         57,900
  Proceeds from advances from
   shareholders                          8,800     10,500         22,800
  Stock offering costs                       -          -         (4,924)
                                     __________ __________ ________________
        Net Cash Provided by
         Financing Activities           26,300     10,500         75,776
                                     __________ __________ ________________
Net Increase (Decrease) in Cash         10,104     (1,658)        10,128

Cash at Beginning of Period                 24      1,682              -
                                     __________ __________ ________________
Cash at End of Period                $  10,128  $      24    $    10,128
                                     __________ __________ ________________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $       -  $       -    $         -
    Income taxes                     $       -  $       -    $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 1999:
      The Company expensed its remaining organizational costs of $666 in accordance with Statement of Position 98-5.

      The  Company's receivables and advances from related parties in the amount
of  $49,130  were  converted for inventory in the amount of $23,450.   Bad  debt
expense of $25,860 was recorded for the remainder.

  For the year ended December 31, 1998:
     None



  The accompanying notes are an integral part of these financial statements.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. (the Company) was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's President. The Company received royalties from the sale of the inventory. However, during 1999 the Company restructured its business plans and currently is attempting to market its inventory of bronze artwork and sculptures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".

  Revenue  Recognition - The Company recognizes revenue from  royalties  in  the
  period  when  the  underlying  sales  take  place.   Revenue  from  sales  are
  recognized upon delivery of the product.

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

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At December 31, 1999, inventory consisted of finished bronze sculptures valued at $23,450, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by an art gallery and the Sculptor in the states of Utah, Wyoming, and New York.

NOTE 3 - CAPITAL STOCK AND WARRANTS

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

  During December 1999, the Company issued 50,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.)

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1999.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Common Stock Warrants Offering -.  During 1999 the Company declared a dividend
  of   1,000,000   warrants  to  purchase  common  stock  ("the  warrants")   to
  shareholders of record as of October 27, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allows the holder to acquire one share of common stock at $1.00 per share. The warrants are exercisable at any time until June 30, 2002. The Company may redeem all or a portion of the warrants, at $.01 per warrant, at any time upon 30 days' prior written notice to the warrant holders.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 1999, an operating loss carryforward of approximately $16,500, which may be applied against future taxable income and which expires in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $5,600 as of December 31, 1999, with an offsetting valuation allowance at December 31, 1999 of the same amount. The change in the valuation allowance for the year ended December 31, 1999 is approximately $5,300.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors as the services provided by them to date have only been nominal.

  Office  Space  -  The  Company has not had a need to rent  office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Advances From Shareholders - During 1999, shareholders of the Company advanced a total of $8,800 to the Company. The advances are due upon demand and do not accrue interest.

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

  On January 1, 1998, the above marketing arrangement was amended to include the conversion of the advances to a note receivable for $36,489. Specific sculptures were also identified as collateral for the note. The note matures on January 1, 2000 but provided for payments as specific sculptures were sold. The note also provided for interest at 7% per annum. Interest income of $3,821 was earned on the note receivable through September 1, 1999.

  During 1998 the Company made additional advances for the production of sculptures totaling $9,000 The advances were made to an entity owned by a relative of the Company's President. No interest has been accrued on the additional advances. No payments were received on the advances.

  On September 1, 1999, the Company entered into an agreement with a relative of the Company's President which supercedes and amends the above agreements. The terms of the new agreement provides for the Company to take ownership of the remaining sculpture inventory as payment in full on the advances, notes receivable and accrued interest, which totaled $49,310. The inventory was valued at $23,450 by the Company, which took into account the carry-over basis of the inventory and expected future realization of the inventory [See Note 2]. The excess of $25,860 was recorded as bad debt expense.

                            BRONZE MARKETING, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS



NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                                                 From
                                            For the          Inception on
                                           Year Ended         May 1, 1997,
                                          December 31,          Through
                                     _____________________    December 31,
                                        1999       1998          1999
                                     __________ __________ ________________
  Loss from continuing operations
   available to common shareholders
   (numerator)                        $(42,245) $    (504)    $  (42,988)
                                     __________ __________ ________________
  Cumulative effect of change in
   accounting principle
   (numerator)                        $   (666) $       -     $     (666)
                                     __________ __________ ________________
  Weighted average number of common
   shares outstanding during the
   period used in loss per share
  (denominator)                       1,000,274  1,000,000       989,228
                                     __________ __________ ________________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At December 31, 1999, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its remaining organization costs of $666. This has been reflected as a cumulative effect of change in accounting principle.