Form 10QSB
period 2000-03-31
BRONZE MARKETING INC
filed 2000-05-15
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                     YES [X]  NO [ ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES [X]  NO [ ]

The number of $.001 par value common shares outstanding at March 31, 2000:
1,000,000

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2000

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                            PAGE

             Accountants' Review Report                        1


             Unaudited Condensed Balance Sheets,
              March 31, 2000 and December 31, 1999             2


             Unaudited Condensed Statements of Operations,
              for the three months ended March 31, 2000
              and 1999 and from inception on May 1, 1997
              through March 31, 2000                            3

             Unaudited Condensed Statements of Cash Flows,
              for the three months ended March 31, 2000 and
              1999 and from inception on May 1, 1997 through
              March 31, 2000                                    4


             Notes to Unaudited Condensed Financial
              Statements                                       5 - 9

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Bronze Marketing, Inc. [a development stage company] as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on May 1, 1997 through March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Bronze Marketing, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Bronze Marketing, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Bronze Marketing, Inc. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.


PRITCHETT, SILER & HARDY, P.C.

May 5, 2000
Salt Lake City, Utah

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]
                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]



                             ASSETS


                                          March 31,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $ 10,098    $   10,128
  Inventory on consignment                   23,450        23,450
                                         ___________  ___________
        Total Current Assets               $ 33,548    $   33,578
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party         $  1,650    $      790
  Advances from shareholders                 22,800        22,800
                                         ___________  ___________
        Total Current Liabilities            24,450        23,590
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                1,050         1,050
  Capital in excess of par value             51,926        51,926
  Deficit accumulated during the
   development stage                        (43,878)      (42,988)
                                         ___________  ___________
        Total Stockholders' Equity            9,098         9,988
                                         ___________  ___________
                                           $ 33,548    $   33,578
                                         ___________  ___________



Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]

                                                            From
                                     For the Three      Inception on
                                      Months Ended      May 1, 1997,
                                       March 31,          Through
                               _______________________    March 31,
                                      2000        1999       2000
                                ___________  __________   ___________
REVENUE:
  Sales royalties               $         - $        -   $     2,079
                                ___________  __________   ___________
        Total Revenue                     -          -         2,079

EXPENSES:
  General and administrative            890         67        23,252
  Bad debt expense - related
    party                                 -          -        25,860
                                ___________  __________   ___________
        Total Expenses                  890         67        49,112
                                ___________  __________   ___________
INCOME (LOSS) FROM OPERATIONS          (890)       (67)      (47,033)

OTHER INCOME:
  Interest income -
   related party                          -        630         3,821
                                ___________  __________   ___________
INCOME (LOSS) BEFORE
  INCOME TAXES                        (890)        563       (43,212)

CURRENT TAX EXPENSE                       -          -             -

DEFERRED TAX EXPENSE                      -          -             -
                                 ___________  __________   ___________

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                             (890)        563      (43,212)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                               -           -          (666)
                                  __________  __________   ___________

NET INCOME (LOSS)                   $   (890)  $     563   $  (43,878)
                                  __________  __________   ___________

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations           $     (.00)  $     .00    $    (.04)
  Cumulative effect of change
     in accounting principle            (.00)         -          (.00)
                                   __________  __________  ___________
  Net Income (Loss) Per Common
    Share                          $    (.00)  $     .00    $    (.04)
                                   __________  __________   ___________

The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]


                                          For the Three      From Inception
                                           Months Ended        on May 1,
                                             March 31,        1997 Through
                                       ___________________      March 31,
                                           2000      1999         2000
                                       _________  _________    _________
Cash Flows From Operating Activities:
  Net loss                             $    (890) $     563     $ (43,878)
  Adjustments to reconcile net
   loss  to net cash used by
   operating activities:
    Bad debt expense - related party            -         -        25,860
    Effect of change in accounting
     principle                                  -         -           666
    Amortization expense                        -         49          334
    Change in assets and liabilities:
     (Increase) in interest receivable
       - related party                          -       (630)      (3,821)
     Increase in accounts payable             860         -         1,650
                                         _________  _________   _________

Net Cash (Used) by Operating Activities       (30)       (18)     (19,189)
                                          _________  _________   _________
Cash Flows From Investing Activities:
  Payment of organization costs                  -         -       (1,000)
  (Increase) in note receivable
   - related party                               -         -      (36,489)
  (Increase) in advance receivable
   - related party                               -         -       (9,000)
                                          _________  _________   _________

       Net Cash (Used) by Investing
        Activities                               -         -      (46,489)
                                          _________  _________   _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance            -         -        57,900
  Proceeds from advances from shareholders       -         -        22,800
  Stock offering costs                           -         -        (4,924)
                                          _________  _________   _________

       Net Cash Provided by Financing
        Activities                               -         -        75,776
                                          _________  _________   _________
Net Increase (Decrease) in Cash                (30)       (18)      10,098

Cash at Beginning of Period                  10,128        24            -
                                          _________  _________   _________
Cash at End of Period                       $10,098  $      6   $   10,098
                                          _________  _________   _________

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the periods for:
    Interest                                $   -    $      -    $       -
    Income taxes                            $   -    $      -    $       -

Supplemental Schedule of Noncash Investing
 and Financing Activities:
  For the three months ended March 31, 2000:
     None.

  For the three months ended March 31, 1999:
     None






 The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

  Inventory - Inventory is carried at the lower of cost or market using the First In, First Out method. [See Note 2]

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. [See Note 7]

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At March 31, 2000 and December 31, 1999, inventory consisted of finished bronze sculptures valued at $23,450, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by an art gallery and the Sculptor in the states of Utah and New York.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2000.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2000, an operating loss carryforward of approximately $17,500, which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $6,000 as of March 31, 2000, with an offsetting valuation allowance at March 31, 2000 of the same amount. The change in the valuation allowance for the three months ended March 31, 2000 is approximately $400.

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

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Advances From Shareholders - At March 31, 2000, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The  following  data show the amounts used in computing  earnings
  (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                    For the Three    From Inception
                                     Months Ended      on May 1,
                                     March 31,        1997 Through
                                  ____________________   March 31,
                                     2000      1999        2000
                                  _________  _________   _________
  Earnings (loss) from
   continuing operations
   available to common
   shareholders (numerator)       $   (890)  $    563   $  (43,212)
                                  _________  _________   _________
  Cumulative effect of change
   in accounting principle
   (numerator)                    $       -  $      -   $     (666)
                                  _________  _________   _________
  Weighted average number of
   common shares outstanding
   during the period used in
   loss per share (denominator)  1,000,000   1,000,000     994,468
                                  _________  _________   _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At March 31, 2000, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its remaining organization costs of $666. This has been reflected as a cumulative effect of change in accounting principle.

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.


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


                              BRONZE MARKETING, INC.



Date:  May 12, 2000           by:   /s/ Heather Hamby
                               Heather Hamby, President & Director