Form 10QSB
period 2000-06-30
BRONZE MARKETING INC
filed 2000-08-16
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                     YES [X]  NO [ ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES [X ]  NO [  ]

The number of $.001 par value common shares outstanding at June 30, 2000:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Accountants' Review Report                        1


          Unaudited Condensed Balance Sheets,
           June 30, 2000 and December 31, 1999              2


          Unaudited Condensed Statements of Operations,
           for the three and six months ended June 30,
           2000 and 1999 and from inception on May 1,
           1997 through June 30, 2000                       3

          Unaudited Condensed Statements of Cash Flows,
           for the six months ended June 30, 2000 and
           1999 and from inception on May 1, 1997 through
           June 30, 2000                                    4


          Notes to Unaudited Condensed Financial
           Statements                                   5 - 9

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Bronze Marketing, Inc. [a development stage company] as of June 30, 2000 and the related condensed statements of operations for the three and six months ended June 30, 2000 and the statements of cash flows for the six months ended June 30, 2000 and for the period from inception on May 1, 1997 through June 30, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Bronze Marketing, Inc..

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



/s/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

August 10, 2000
Salt Lake City, Utah

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]
                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]



                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                           $     6,381  $    10,128
  Inventory on consignment                    23,450       23,450
                                         ___________  ___________
        Total Current Assets             $    29,831  $    33,578
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party       $         -  $       790
  Advances from shareholders                  22,800       22,800
                                         ___________  ___________
        Total Current Liabilities             22,800       23,590
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                        (45,945)     (42,988)
                                         ___________  ___________
        Total Stockholders' Equity             7,031        9,988
                                         ___________  ___________
                                         $    29,831  $    33,578
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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]

                             For the         For the
                           Three Month      Six Month      From Inception
                           Period Ended    Period Ended      on May 1,
                             June 30,        June 30,      1997, Through
                     ___________________  ___________________ June 30,
                        2000     1999       2000      1999      2000
                     _________ _________  _________ _________ _________
REVENUE:
  Sales Royalties    $       - $       -  $       - $       - $   2,079
                     _________ _________  _________ _________ _________
        Total Revenues       -         -          -         -     2,079
                     _________ _________  _________ _________ _________
EXPENSES:
  General and
   Administrative        2,067        67      2,957     1,791    25,319
  Bad debt expense
   - related party           -         -          -    25,860    25,860
                     _________ _________  _________ _________ _________

        Total Expenses   2,067        67      2,957    27,651    51,179
                     _________ _________  _________ _________ _________

INCOME (LOSS) FROM
  OPERATIONS            (2,067)      (67)    (2,957)  (27,651)  (49,100)

OTHER INCOME:
  Interest Income
   - related party           -       630          -     1,267     3,821
                     _________ _________  _________ _________ _________

INCOME (LOSS) BEFORE
  INCOME TAXES          (2,067)      563     (2,957)  (26,384)  (45,279)

CURRENT TAX EXPENSE          -         -          -         -         -

DEFERRED TAX EXPENSE         -         -          -         -         -
                     _________ _________  _________ _________ _________

INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE CHANGE IN
  ACCOUNTING
  PRINCIPLE             (2,067)     563      (2,957)  (26,384)  (45,279)
                     _________ _________  _________ _________ _________

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                  -         -          -      (666)     (666)
                     _________ _________  _________ _________ _________

NET INCOME (LOSS)    $  (2,067)$     563  $  (2,957)$ (27,050)$ (45,945)
                     _________ _________  _________ _________ _________

INCOME (LOSS) PER COMMON
  SHARE:
  Continuing
   operations        $   (.00) $     .00  $    (.00)$    (.03)$    (.05)
  Cumulative Effect
    of change
    In accounting
    principle                -         -          -      (.00)     (.00)
                     _________ _________  _________ _________ _________

  Net Income (Loss)  $    (.00)$     .00  $    (.00)$    (.03)$    (.05)
                     _________ _________  _________ _________ _________



 The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]


                                      For the Six      From Inception
                                      Months Ended        on May 1,
                                        June 30,        1997 Through
                                  ____________________    June 30,
                                     2000       1999        2000
                                  _________  _________  ____________
Cash Flows From Operating
 Activities:
  Net loss                        $  (2,957) $ (27,050) $    (45,945)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Bad debt expense - related
     party                                -     25,860        25,860
    Effect of change in
     accounting principle                 -        666           666
    Amortization expense                  -          -           334
    Change in assets and liabilities:
      (Increase) in interest
       receivable - related party         -     (1,267)       (3,821)
      Increase (decrease) in
       accounts payable                (790)     1,600             -
                                  _________  _________  ____________
        Net Cash (Used) by
         Operating Activities        (3,747)      (191)      (22,906)
                                  _________  _________  ____________
Cash Flows From Investing
 Activities:
  Payment of organization costs           -          -        (1,000)
  (Increase) in note receivable
   - related party                        -          -       (36,489)
  (Increase) in advance receivable
    - related party                       -          -        (9,000)
                                  _________  _________  ____________
        Net Cash (Used) by
         Investing Activities             -          -       (46,489)
Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                               -          -        57,900
  Proceeds from advances from
   shareholders                           -        300        22,800
  Stock offering costs                    -          -        (4,924)
                                  _________  _________  ____________
        Net Cash Provided by
         Financing Activities             -        300        75,776
                                  _________  _________  ____________
Net Increase (Decrease) in Cash      (3,747)       109         6,381

Cash at Beginning of Period          10,128         24             -
                                  _________  _________  ____________
Cash at End of Period             $   6,381  $     133  $      6,381
                                  _________  _________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                      $       -  $       -  $          -
    Income taxes                  $       -  $       -  $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the six months ended June 30, 2000:
     None.

  For the six months ended June 30, 1999:
     The Company expensed organizational costs in accordance with statement of position 98-5.

     The Company reduced related party receivables and advances to their estimated net realizable value.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - INVENTORY

  At June 30, 2000 and December 31, 1999, inventory consisted of finished bronze sculptures valued at $23,450, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by an art gallery and the Sculptor in the states of Utah and New York.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2000.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2000, an operating loss carryforward of approximately $19,457, which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $6,600 as of June 30, 2000, with an offsetting valuation allowance at June 30, 2000 of the same amount. The change in the valuation allowance for the three months ended June 30, 2000 is approximately $1,000.

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

  Advances From Shareholders - At June 30, 2000, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

  Note Receivable/Advances - The Company had entered into an arrangement with a relative of the Company's President, who is a freelance artist and who has an inventory of original bronze sculptures which are being re-produced and marketed in limited editions. The Company raised capital to provide financing to produce limited edition bronze sculptures which were placed in art studios and galleries on consignment. Upon the ultimate sale of the sculptures the Company was to receive the casting costs plus an amount from three to seven percent of the underlying sales proceeds depending upon the level of sales achieved. During 1997, the Company received royalty payments of $2,079 based on sales.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The  following  data show the amounts used in computing  earnings
  (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

                             For the         For the
                           Three Month      Six Month      From Inception
                           Period Ended    Period Ended      on May 1,
                             June 30,        June 30,      1997, Through
                     ___________________  ___________________ June 30,
                        2000     1999       2000      1999      2000
                     _________ _________  _________ _________ _________


   Earnings (loss)
    from continuing
    operations
    available to
    common shareholders
    (numerator)      $  (2,067)$     563  $ (2,957)$ (26,384)$ (45,279)
                     _________ _________  _________ _________ _________

   Cumulative effect
    of change in
    accounting principle
    (numerator)      $      -  $       -  $      -  $   (666) $   (666)
                     _________ _________  _________ _________ _________

  Weighted average
   number of common
   shares outstanding
   during the period
   used in loss per
   share
  (denominator)      1,000,000 1,000,000  1,000,000 1,000,000  994,468
                     _________ _________  _________ _________ _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At June 30, 2000, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

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


                              BRONZE MARKETING, INC.



Date:  August 14, 2000        by:   /s/ Heather Hamby
                               Heather Hamby, President & Director