Form 10QSB
period 2000-09-30
BRONZE MARKETING INC
filed 2000-11-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2000

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

The number of $.001 par value common shares outstanding at September 30, 2000:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Unaudited Condensed Balance Sheets,
            September 30, 2000 and December 31, 1999        2


          Unaudited Condensed Statements of
	      Operations, for the three and nine months
            ended September 30, 2000 and 1999 and from
            inception on May 1, 1997 through September 30,
            2000                                            3

          Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2000
            and 1999 and from inception on May 1, 1997
            through September 30, 2000                      4


          Notes to Unaudited Condensed Financial
            Statements                                  5 - 9

                       BRONZE MARKETING, INC.
                   [A Development Stage Company]
                     CONDENSED BALANCE SHEETS

                           [Unaudited]



                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $  5,243    $   10,128
  Inventory on consignment                   23,450        23,450
                                         ___________  ___________
        Total Current Assets               $ 28,693    $   33,578
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party         $      -    $      790
  Advances from shareholders                 22,800        22,800
                                         ___________  ___________
        Total Current Liabilities            22,800        23,590
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                1,050         1,050
  Capital in excess of par value             51,926        51,926
  Deficit accumulated during the
    development stage                       (47,083)      (42,988)
                                         ___________  ___________
        Total Stockholders' Equity            5,893         9,988
                                         ___________  ___________
                                          $  28,693    $   33,578
                                         ___________  ___________




Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]


                       For the Three    For the Nine     From Inception
                       Months Ended    Months Ended         on May 1,
                       September 30,   September 30,     1997, Through
                   __________________ _________________  September 30,
                     2000      1999     2000    1999         2000
                   _________ ________ ________ ________  ____________
REVENUE:
  Sales Royalties  $       - $      - $      - $      -  $      2,079
                   _________ ________ ________ ________  ____________
    Total Revenues         -        -        -        -         2,079
                   _________ ________ ________ ________  ____________
EXPENSES:
  General and
  Administrative       1,137    4,455    4,095    6,246        26,457
  Bad debt
   expense -
   related
   party                   -        -        -   25,860        25,860
                   _________ ________ ________ ________  ____________

    Total Expenses     1,137    4,455    4,095   32,106        52,317
                   _________ ________ ________ ________  ____________
LOSS FROM
 OPERATIONS           (1,137)  (4,455)  (4,095) (32,106)      (50,238)

OTHER INCOME:
  Interest Income
   - related party         -        -        -    1,267         3,821
                   _________ ________ ________ ________  ____________
LOSS BEFORE INCOME
 TAXES                (1,137)  (4,455)  (4,095) (30,839)      (46,417)

CURRENT TAX
 EXPENSE                   -        -        -        -             -

DEFERRED TAX
 EXPENSE                   -        -        -        -             -
                   _________ ________ ________ ________  ____________
LOSS FROM
 CONTINUING
 OPERATIONS
 BEFORE CHANGE IN
 ACCOUNTING
 PRINCIPLE            (1,137)  (4,455)  (4,095) (30,839)      (46,417)
                   _________ ________ ________ ________  ____________
CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING
  PRINCIPLE                -        -        -     (666)         (666)
                   _________ ________ ________ ________  ____________
NET LOSS           $  (1,137)$ (4,455)$ (4,095)$(31,505) $    (47,083)
                   _________ ________ ________ ________  ____________
LOSS PER COMMON
 SHARE:
  Continuing
   operations      $    (.00)$    .00 $   (.00)$   (.03) $       (.05)
  Cumulative
   Effect of
   change in
   accounting
   principle               -        -        -     (.00)         (.00)
                   _________ ________ ________ ________  ____________
   Net Loss        $    (.00)$    .00 $   (.00)$   (.03) $       (.05)
                   _________ ________ ________ ________  ____________





 The accompanying notes are an integral part of these unaudited financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]


                                      For the Nine   From Inception
                                      Months Ended     on May 1,
                                     September 30,    1997 Through
                                ___________________  September 30,
                                   2000     1999         2000
                                _________ _________   ____________
Cash Flows From Operating
 Activities:
  Net loss                      $  (4,095)$ (31,505)  $    (47,083)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Bad debt expense - related
     party                              -    25,860         25,860
    Effect of change in
     accounting principle               -       666            666
    Amortization expense                -         -            334
    Change in assets and
     liabilities:
      (Increase) in interest
        receivable - related
        party                           -    (1,267)        (3,821)
      Increase (decrease) in
        accounts payable             (790)        -              -
                                _________ _________   ____________
        Net Cash (Used) by
         Operating Activities      (4,885)   (6,246)       (24,044)
                                _________ _________   ____________
Cash Flows From Investing
 Activities:
  Payment of organization costs         -         -         (1,000)
  (Increase) in note receivable
    - related party                     -         -        (36,489)
  (Increase) in advance
    receivable - related party          -         -         (9,000)
                                _________ _________   ____________
        Net Cash (Used) by
         Investing Activities           -         -        (46,489)
                                _________ _________   ____________
Cash Flows From Financing
 Activities:
  Proceeds from common stock
   issuance                             -         -         57,900
  Proceeds from advances from
   shareholders                         -     6,800         22,800
  Stock offering costs                  -         -         (4,924)
                                _________ _________   ____________
        Net Cash Provided by
         Financing Activities           -     6,800         75,776
                                _________ _________   ____________
Net Increase (Decrease) in Cash    (4,885)      554          5,243

Cash at Beginning of Period        10,128        24              -
                                _________ _________   ____________
Cash at End of Period           $   5,243 $     578   $      5,243
                                _________ _________   ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                    $       - $       -   $          -
    Income taxes                $       - $       -   $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the nine months ended September 30, 2000:
     None.

  For the nine months ended September 30, 1999:
     The Company expensed organizational costs in accordance with statement of position 98-5.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At September 30, 2000 and December 31, 1999, inventory consisted of finished bronze sculptures valued at $23,450, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by an art gallery and the Sculptor in the states of Utah and New York.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2000, an operating loss carryforward of approximately $46,600, which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $17,000 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2000 is approximately $1,500.

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

  Advances From Shareholders - At September 30, 2000, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                    Three Months       Nine Months      From Inception
                    Period Ended       Period Ended        on May 1,
                    September 30,      September 30,    1997, Through
                ___________________ ___________________  September 30,
                   2000      1999     2000      1999         2000
                _________ _________ _________ _________ ______________
  Loss from
   continuing
   operations
   available to
   common
   shareholders
   (numerator)  $  (1,137)$  (4,455)$  (4,095)$ (30,839)$      (46,417)
                _________ _________ _________ _________ ______________
  Cumulative
   effect of
   change in
   accounting
   principle
   (numerator)  $       - $       - $       - $    (666)$         (666)
                _________ _________ _________ _________ ______________
  Weighted
   average
   number of
   common
   shares
   outstanding
   during the
   period
   used in
   loss per
   share
  (denominator) 1,050,000 1,000,000 1,050,000 1,000,000      1,002,611
                _________ _________ _________ _________ ______________


  Dilutive earnings (loss) per share was not presented, as its affect for all periods presented was anti dilutive.

  At September 30, 2000, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

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


                              BRONZE MARKETING, INC.



Date:  November 13, 2000                by:   /s/ Heather Hamby
                                           Heather Hamby, President & Director