Form 10KSB
period 2000-12-31
BRONZE MARKETING INC
filed 2001-03-29
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission File No. 333-83351

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

The number of shares outstanding of the Issuer's common stock at December 31, 2000: 1,050,000

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

PRODUCTS AND SERVICES

     Bronze Marketing's current inventory of Mr. Hamby's original sculptures include the following:

TITLE AND DESCRIPTION                     No.        Retail Price
                                          acquired

"GUS" (Cowboy bust, 1st in series of four) 1         $ 1,400

"COWBOY BOOTS"                            10         $ 1,100

"THE MOUNTAIN MAN" (Hunter with Bird)      2         $ 4,400

"SUPPER TIME" (Bald Eagle with Trout)      1         $ 2,800

"SPIRITS IN THE WIND" (Lodge Pole)         2         $ 9,600

"CHALLENGE ON THE YELLOWSTONE"             1         $ 4,800

"A SIGN OF PEACE"                          1         $ 5,200

"WAR HORSE" (Indians protector dressed forbattle) 3  $ 3,600


"WISDOM OF A CHIEF" (Indian figure)        2         $ 4,400

"RUNNIN THUNDER" (Buffalo)                  1        $ 1,400

"MONTANA REX" (Bull)                        1        $ 2,400

"TRUTH IN JUSTICE" (Bald Eagle in Justice)1          $ 5,800


ITEM 2.   PROPERTIES

      Bronze Marketing presently has no lease or office facilities but will use the address of its President without charge for the time being. The President will work out of her home until Bronze Marketing commences active business operations and has the need to lease commercial office space and the ability to pay for the facilities. As of the date of this report, Bronze Marketing has no full-time employees.

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

     Quarter Ended                  High                Low
     March 31, 1999                  .55                .50
     June 30, 1999                   .55                .50
     September 30, 1999             1.00                .50
     December 31, 1999              1.00                .50

     March 31, 2000                 1.13                .50
     June 30, 2000                  1.13                .50
     September 30, 2000             1.13                .50
     December 31, 2000              1.13                .53

     (B)  HOLDERS.

     As of February 26, 2001, there were about 43 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Bronze Marketing was only recently incorporated on May 1, 1997, has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use any funds received from exercise of warrants in this offering to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working
capital during the next twelve months.   Under this plan of operations Bronze
Marketing has no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999, because there have not been any sales of the existing artwork. As a result, Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes and accrued
interest owed to it, which totaled $49,310 at June 30, 1999.    If necessary
to provide liquidity, management may auction or liquidate the existing inventory of sculptures in which Bronze Marketing has acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes this will allow Bronze Marketing to liquidate the existing inventory as promptly as possible, if that becomes necessary. Management believes the existing inventory can be auctioned for half or more of its retail value, and has discounted the inventory on the books to $23,450 or half its retail value.

     As soon as possible after Bronze Marketing receives the proceeds from these sales and/or receives additional funds from warrant exercise, management will use the funds to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from warrant exercise in this offering, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised. At this time, we do not know how long it will be necessary to fund operations from existing capital. If the marketing of the artwork is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the
Company or what direction the Company will pursue, if any.   However, the
Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

                         Term Served As  Positions
Name of DirectorAge      Director/OfficerWith Company
                         Since inception
Heather Hamby32                         President, Secretary-
                                        Treasurer & Director

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

                      Title of  Amount & Nature of % of
Name and Address       Class    Beneficial OwnershipClass
                                   500,000 shares
Heather Hamby          Common                        50%
426 S. 1000 E. #704
SLC, UT 84102
                                   400,000 shares
Lynn Dixon             Common                        40%
311 S. State, #460
SLC, UT 84111
                                   500,000 shares
All officers and       Common                        50%
directors as a group (1person)


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

     Bronze Marketing has the business arrangement with Michael Hamby
Studios, previously described in the business section of this report. Michael Hamby is the brother of the President of Bronze Marketing, Heather Hamby. He is not an officer, director or shareholder of Bronze Marketing. Neither Bronze Marketing nor Michael Hamby is investing in or acquiring any securities of the other. An investment in Bronze Marketing does not constitute any investment in Michael Hamby Studios, but because of the business arrangement with Bronze Marketing, there have been and may continue to be significant amounts of related party transactions between them.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


BRONZE MARKETING, INC.



By:   /s/ Heather Hamby                          Date:   March 29, 2001
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Heather Hamby                         Date:    March 29, 2001
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2000                  2


        -  Statements of Operations, for the years
             ended December 31, 2000 and 1999 and
             from inception on May 1, 1997 through
             December 31, 2000                               3

        -  Statement of Stockholders' Equity (Deficit),
             from inception on May 7, 1997 through
             December 31, 2000                               4

        -  Statements of Cash Flows, for the years
             ended December 31, 2000 and 1999 and
             from inception on May 1, 1997 through
             December 31, 2000                               5


        -  Notes to Financial Statements                6 - 10

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] at December 31,
2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the periods from inception on May 1, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Bronze Marketing, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the periods from inception through
December   31,  2000,  in  conformity  with  generally   accepted
accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER, & HARDY, P.C.


March 3, 2001
Salt Lake City, Utah

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

                          BALANCE SHEET




                             ASSETS


                                                      December 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    4,805
  Inventory on consignment                                 11,725
                                                      ___________
        Total Current Assets                               16,530
                                                      ___________
                                                       $   16,530
                                                      ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,775
  Advances from shareholders                               22,800
                                                      ___________
        Total Current Liabilities                          24,575
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                              1,050
  Capital in excess of par value                           51,926
  Deficit accumulated during the
    development stage                                     (61,021)
                                                      ___________
        Total Stockholders' Equity                          8,045
                                                      ___________
                                                       $   16,530
                                                      ___________





  The accompanying notes are an integral part of this financial statement.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS


                                                              From
                                         For the          Inception on
                                       Year Ended         May 1, 1997,
                                       December 31,         Through
                                _________________________ December 31,
                                    2000         1999         2000
                                ____________ ____________ ____________
REVENUE:
  Sales royalties               $          - $          - $      2,079
                                ____________ ____________ ____________
        Total Revenue                      -            -        2,079
                                ____________ ____________ ____________

EXPENSES:
  General and administrative           6,308       16,986       28,670
  Bad debt expense - related
    party                                  -       25,860       25,860
  Inventory adjustment                11,725            -       11,725
                                ____________ ____________ ____________
        Total Expenses               (18,033)      42,846       66,255
                                ____________ ____________ ____________
LOSS FROM OPERATIONS                 (18,033)     (42,846)     (64,176)

OTHER INCOME:
  Interest income - related
    party                                  -        1,267        3,821
                                ____________ ____________ ____________
LOSS BEFORE INCOME TAXES             (18,033)     (41,579)     (60,355)

CURRENT TAX EXPENSE                        -            -            -

DEFERRED TAX EXPENSE                       -            -            -
                                ____________ ____________ ____________

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  CHANGE IN ACCOUNTING
  PRINCIPLE                          (18,033)     (41,579)     (60,355)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                                -         (666)        (666)
                                ____________ ____________ ____________

NET (LOSS)                      $    (18,033)$    (42,245)$    (61,021)
                                ____________ ____________ ____________

LOSS PER COMMON SHARE:
  Continuing operations         $       (.02)$       (.04)$       (.06)
  Cumulative effect of change
     in accounting principle            (.00)        (.00)        (.00)
                                ____________ ____________ ____________
  Net Loss Per Common Share     $       (.02)$       (.04)$       (.06)
                                ____________ ____________ ____________

 The accompanying notes are an integral part of these financial statements.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

            FROM THE DATE OF INCEPTION ON MAY 1, 1997

                    THROUGH DECEMBER 31, 2000


                                                                  Deficit
                                                                Accumulated
                 Preferred Stock     Common Stock    Capital in  During the
                _________________ __________________ Excess of  Development
                 Shares   Amount   Shares    Amount  Par Value     Stage
                ________ ________ _________ ________ __________ __________
BALANCE, May 1,
 1997                  - $      -         - $      - $        - $        -

Issuance of
 900,000 shares
 common stock
 for cash,
 May 7, 1997 at
 $.006 per share       -        -   900,000      900      4,500          -

Issuance of
 100,000 shares
 common stock
 for cash, July,
 1997 at $.35
 per share, net
 of offering
 costs of $4,924       -        -   100,000      100     29,976          -

Net loss for the
 period ended
 December 31,
 1997                  -        -         -        -         -        (239)
                ________ ________ _________ ________ __________ __________
BALANCE,
 December 31,
 1997                  -        - 1,000,000    1,000    34,476        (239)

Net loss for the
 year ended
 December 31,
 1998                  -        -        -        -         -        (504)
                ________ ________ _________ ________ __________ __________
BALANCE,
 December 31,
 1998                  -        - 1,000,000    1,000     34,476       (743)

Issuance of
 50,000 shares
 common stock
 for cash,
 December 29,
 1999 at $.35
 per share             -        -    50,000       50     17,450          -

Net loss for the
 year ended
 December 31,
 1999                  -        -         -        -          -    (42,245)
                ________ ________ _________ ________ __________ __________
BALANCE,
 December 31,
 1999                  -        - 1,050,000    1,050     51,926    (42,988)

Net loss for the
 year ended
 December 31,
 2000                  -        -         -        -          -    (18,033)
                ________ ________ _________ ________ __________ __________
BALANCE,
 December 31,
 2000                  - $      - 1,050,000 $  1,050 $   51,926 $  (61,021)
                ________ ________ _________ ________ __________ __________



  The accompanying notes are an integral part of this financial statement.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS


                                               For the       From Inception
                                             Years Ended       on May 1,
                                             December 31,     1997 Through
                                         ___________________  December 31,
                                           2000      1999        2000
                                         _________ _________  ___________
Cash Flows From Operating Activities:
  Net loss                               $ (18,033)$(42,245)  $   (61,021)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Inventory adjustment                    11,725        -        11,725
    Bad debt expense - related party             -   25,860        25,860
    Effect of change in accounting
      principle                                         666           666
    Amortization expense                         -        -           334
    Change in assets and liabilities
      (Increase) in interest
        receivable - related party               -   (1,267)       (3,821)
      Increase (decrease) in accounts
        payable                                985       790        1,775
                                         _________ _________  ___________
          Net Cash (Used) by Operating
            Activities                      (5,323)  (16,196)     (24,482)
                                         _________ _________  ___________
Cash Flows From Investing Activities:
  Payment of organization costs                  -         -       (1,000)
  (Increase) in note receivable - related
    party                                        -         -      (36,489)
  (Increase) in advance receivable
    - related party                              -         -       (9,000)
                                         _________ _________  ___________
          Net Cash (Used) by Investing
            Activities                           -         -      (46,489)
                                         _________ _________  ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance            -    17,500       57,900
  Proceeds from advances from
    shareholders                                 -     8,800       22,800
  Stock offering costs                           -         -       (4,924)
                                         _________ _________  ___________
          Net Cash Provided by Financing
            Activities                           -    26,300       75,776
                                         _________ _________  ___________
Net Increase (Decrease) in Cash             (5,323)   10,104        4,805

Cash at Beginning of Period                 10,128        24            -
                                         _________ _________  ___________
Cash at End of Period                    $   4,805 $  10,128  $     4,805
                                         _________ _________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                             $       - $       -  $         -
    Income taxes                         $       - $       -  $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended December 31, 2000:
     None

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

NOTE 2 - INVENTORY

  At December 31, 2000, inventory consisted of finished bronze sculptures valued at $11,725, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During 2001, the Company adjusted the carrying value of its inventory down to estimated market value. The adjustment, in the amount of $11,725, has been recorded to expense.

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

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]


  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at
  December   31,   2000,   an  operating   loss   carryforward   of
  approximately $23,000, which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $7,800 as of December 31, 2000, with an offsetting valuation allowance at December 31, 2000 of the same amount. The change in the valuation allowance for the year ended December 31, 2000 is approximately $2,000.

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

  Advances From Shareholders - At December 31, 2000, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

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

  On January 1, 1998, the above marketing arrangement was amended to include the conversion of the advances to a note receivable for $36,489. Specific sculptures were also identified as collateral for the note. The note matured on January 1, 2000 but provided for payments as specific sculptures were sold. The note also provided for interest at 7% per annum. Interest income of $3,821 was earned on the note receivable through September 1, 1999.

  During  1998  the  Company  made  additional  advances  for   the
  production of sculptures totaling $9,000 The advances were made to an entity owned by a relative of the Company's President.

  On September 1, 1999, the Company entered into an agreement with a relative of the Company's President which supercedes and amends the above agreements. The terms of the new agreement provided for the Company to take ownership of the remaining sculpture inventory as payment in full on the advances, notes receivable and accrued interest, which totaled $49,310. The inventory was valued at $23,450 by the Company, which took into account the carry-over basis of the inventory and expected future realization of the inventory [See Note 2]. The excess of $25,860 was recorded as bad debt expense.

                     BRONZE MARKETING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                               For the       From Inception
                                             Years Ended       on May 1,
                                             December 31,     1997 Through
                                        ____________________  December 31,
                                           2000      1999        2000
                                        _________  _________  ___________
  Loss from continuing operations
    available to common shareholders
    (numerator)                         $ (18,033) $ (42,245) $   (60,355)
                                        _________  _________  ___________
  Cumulative effect of change in
    accounting principle
    (numerator)                         $       -  $    (666) $      (666)
                                        _________  _________  ___________
  Weighted average number of common
    shares outstanding during the
    period used in loss per share
    (denominator)                       1,050,000  1,000,274    1,005,864
                                        _________  _________  ___________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At December 31, 2000, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

  During 1999, the Company adopted Statement of Position 98-5 and accordingly expensed its remaining organization costs of $666. This has been reflected as a cumulative effect of change in accounting principle.



10