Form 10QSB
period 2001-03-31
BRONZE MARKETING INC
filed 2001-05-15
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

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

The number of $.001 par value common shares outstanding at March 31, 2001:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE

  - Unaudited Condensed Balance Sheets,
      March 31, 2001 and December 31, 2000                      2


  - Unaudited Condensed Statements of Operations,
      for the three months ended March 31, 2001
      and 2000 and from inception on May 1, 1997 through
      March 31, 2001                                        3 - 4

  - Unaudited Condensed Statements of Cash Flows,
      for the three months ended March 31, 2001 and
      2000 and from inception on May 1, 1997 through
      March 31, 2001                                            5


  - Notes to Unaudited Condensed Financial Statements      6 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   3,005    $    4,805
  Inventory on consignment                    5,700        11,725
  Accounts receivable                         6,025             -
                                         ___________  ___________
        Total Current Assets                 14,730        16,530
                                         ___________  ___________
                                          $  14,730    $   16,530
                                         ___________  ___________

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party        $       -    $    1,775
  Advances from shareholders                 22,800        22,800
                                         ___________  ___________
        Total Current Liabilities            22,800        24,575
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                1,050         1,050
  Capital in excess of par value             51,926        51,926
  Deficit accumulated during the
    development stage                      (61,046)      (61,021)
                                         ___________  ___________
        Total Stockholders' (Deficit)       (8,070)       (8,045)
                                         ___________  ___________
                                         $  14,730    $   16,530
                                        ___________  ___________




Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          From
                                   For the Three      Inception on
                                    Months Ended      May 1, 1997,
                                     March 31,          Through
                               ______________________  March 31,
                                  2001        2000        2001
                               __________  __________ ___________
REVENUE:
  Sales royalties               $       -  $        -  $    2,079
  Sales                             6,025           -       6,025
                               __________  __________ ___________
        Total Revenue               6,025           -       8,104
                               __________  __________ ___________
COSTS OF GOODS SOLD                 6,025           -       6,025
                               __________  __________ ___________
GROSS PROFIT                            -           -       2,079
                               __________  __________ ___________
EXPENSES:
  General and administrative           25         890      28,695
  Bad debt expense - related
    party                               -           -      25,860
  Inventory adjustment                  -           -      11,725
                               __________  __________ ___________
        Total Expenses                 25         890      66,280
                               __________  __________ ___________
LOSS FROM OPERATIONS                 (25)       (890)    (64,201)

OTHER INCOME:
  Interest income - related
   party                                -           -       3,821
                               __________  __________ ___________
LOSS BEFORE INCOME TAXES             (25)       (890)    (60,380)

CURRENT TAX EXPENSE                     -           -           -

DEFERRED TAX EXPENSE                    -           -           -
                               __________  __________ ___________
LOSS FROM CONTINUING OPERATIONS
  BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                          (25)       (890)    (60,380)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                             -           -       (666)
                               __________  __________ ___________
NET (LOSS)                      $    (25)  $    (890) $  (61,046)
                              ___________ _______________________









                                [Continued]

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]
                                                          From
                                   For the Three      Inception on
                                    Months Ended      May 1, 1997,
                                     March 31,          Through
                               ______________________  March 31,
                                  2001        2000        2001
                               __________  __________ ___________

LOSS PER COMMON SHARE:
  Continuing operations         $   (.00)   $   (.00)  $   (.06)
  Cumulative effect of change
     in accounting principle        (.00)       (.00)      (.00)
                               __________  __________ ___________
  Net Loss Per Common
    Share                       $   (.00)   $   (.00)  $   (.06)
                              ___________ _______________________



































 The accompanying notes are an integral part of these unaudited financial statements.

                           BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three   From Inception
                                            Months Ended     on May 1,
                                             March 31,      1997 Through
                                        __________________    March 31,
                                           2001     2000        2001
                                        ________ _________ ____________
Cash Flows From Operating Activities:
  Net loss                             $   (25)  $  (890)    $ (61,046)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Inventory adjustment                     -          -        11,725
    Bad debt expense - related party         -          -        25,860
    Effect of change in
      accounting principle                   -          -           666
    Amortization expense                     -          -           334
    Change in assets and liabilities:
      (Increase) in accounts
         receivable                    (6,025)          -       (6,025)
      Decrease in inventory              6,025          -         6,025
      (Increase) in interest
         receivable - related party          -          -       (3,821)
      Increase in accounts payable      (1775)        860             -
                                       _________ __________ ___________
        Net Cash (Used) by
          Operating Activities         (1,800)       (30)      (26,282)
                                       _________ __________ ___________
Cash Flows From Investing Activities:
  Payment of organization costs              -          -       (1,000)
  (Increase) in note
     receivable - related party              -          -      (36,489)
  (Increase) in advance
     receivable - related party              -          -       (9,000)
                                       _________ __________ ___________
        Net Cash (Used) by
          Investing Activities               -          -      (46,489)
                                       _________ __________ ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance        -          -        57,900
  Proceeds from advances from
    shareholders                             -          -        22,800
  Stock offering costs                       -          -       (4,924)
                                       _________ __________ ___________
        Net Cash Provided by
          Financing Activities               -          -        75,776
                                       _________ __________ ___________
Net Increase (Decrease) in Cash        (1,800)       (30)         3,005

Cash at Beginning of Period              4,805     10,128             -
                                       _________ __________ ___________
Cash at End of Period                  $ 3,005    $10,098    $    3,005
                                       _________ __________ ___________

Supplemental Disclosures of
   Cash Flow Information:
  Cash paid during the periods for:
    Interest                           $     -    $    -      $       -
    Income taxes                       $     -    $    -      $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2001:
     None.

  For the three months ended March 31, 2000:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At December 31, 2000, inventory consisted of finished bronze sculptures valued at $17,725, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During 2000, the Company adjusted the carrying value of its inventory down to estimated market value. The adjustment, in the amount of $11,725, was recorded to expense. During 2001, inventory with a carrying value of $6,025 was sold for $6,025.


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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2001, an operating loss carryforward of approximately $60,500, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $20,600 as of March 31, 2001, with an offsetting valuation allowance at March 31, 2001 of the same amount. The change in the valuation allowance for the three months ended March 31, 2001 is approximately $10.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

  Advances From Shareholders - At March 31, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

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

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

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

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                          For the Three    From Inception
                                           Months Ended      on May 1,
                                             March 31,      1997 Through
                                        __________________    March 31,
                                          2001     2000         2001
                                        _________ _________ ____________
  Earnings (loss) from
    continuing operations available
    to common shareholders (numerator)  $   (25)  $   (890) $   (60,380)
                                        _________ _________ ____________
  Cumulative effect of change in
    accounting principle
    (numerator)                         $     -   $      -  $      (666)
                                        _________ _________ ____________
  Weighted average number of common
    shares outstanding during the
    period used in loss per share
    (denominator)                      1,050,000  1,050,000    1,008,642
                                       __________ _________ _____________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At March 31, 2001, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

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

PLAN OF OPERATIONS.

     Bronze Marketing has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use any funds received from exercise of warrants to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working capital during the next twelve months. There are no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999. Management has discounted the inventory on the books to $11,725 and believes the existing inventory can be auctioned for that much or more.
During 2001, inventory with a carrying value of $6,025 was sold for $6,025. After Bronze Marketing receives the proceeds from these sales and/or receives additional funds from warrant exercise, management may use the funds to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from warrant exercise, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised.

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


                              BRONZE MARKETING, INC.



Date: May 14, 2001                 by:    /s/ Heather Hamby
                                    Heather Hamby, President & Director