Form 10QSB
period 2001-06-30
BRONZE MARKETING INC
filed 2001-08-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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

The number of $.001 par value common shares outstanding at June 30, 2001:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        - Unaudited Condensed Balance Sheets,
            June 30, 2001 and December 31, 2000                      2


        - Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2001
            and 2000 and from inception on May 1, 1997 through
            June 30, 2001                                        3 - 4

        - Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2001 and
            2000 and from inception on May 1, 1997 through
            June 30, 2001                                            5


        - Notes to Unaudited Condensed Financial Statements     6 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    5,970   $    4,805
  Inventory on consignment                     5,700       11,725
                                         ___________  ___________
        Total Current Assets                  11,670       16,530
                                         ___________  ___________
                                          $   11,670   $   16,530
                                         ___________  ___________

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable - related party        $      750   $    1,775
  Advances from shareholders                  22,800       22,800
                                         ___________  ___________
        Total Current Liabilities             23,550       24,575
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                        (64,856)     (61,021)
                                         ___________  ___________
        Total Stockholders' (Deficit)        (11,880)      (8,045)
                                         ___________  ___________
                                         $    11,670   $   16,530
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                           For the Three       For the Six    From Inception
                            Months Ended       Months Ended     on May 1,
                             June 30,            June 30,     1997, Through
                        _______________________________________  June 30,
                           2001     2000      2001      2000       2001
                        _________ _________ _________ _________ _________
REVENUE:
  Sales Royalties       $      -  $      -  $      -  $      -  $  2,079
  Sales                        -         -     6,025         -     6,025
                        _________ _________ _________ _________ _________
     Total Revenues            -         -     6,025         -     8,104
                        _________ _________ _________ _________ _________
COSTS OF GOODS SOLD            -         -     6,025         -     6,025
                        _________ _________ _________ _________ _________
GROSS PROFIT                   -         -         -         -     2,079
                        _________ _________ _________ _________ _________
EXPENSES:
  General and
   Administrative          3,810     2,067     3,835     2,957    32,505
  Bad debt expense -
  related party                -         -         -         -    25,860
  Inventory adjustment         -         -         -         -    11,725
                        _________ _________ _________ _________ _________
        Total Expenses     3,810     2,067     3,835     2,957    70,090
                        _________ _________ _________ _________ _________
INCOME (LOSS) FROM
  OPERATIONS              (3,810)   (2,067)   (3,835)   (2,957)  (68,011)

OTHER INCOME:
  Interest Income -
    related party              -         -         -         -     3,821
                        _________ _________ _________ _________ _________
INCOME (LOSS) BEFORE
  INCOME TAXES            (3,810)   (2,067)   (3,835)   (2,957)  (64,190)

CURRENT TAX EXPENSE            -         -         -         -         -

DEFERRED TAX EXPENSE           -         -         -         -         -
                        _________ _________ _________ _________ _________
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE    (3,810)   (2,067)   (3,835)   (2,957)  (64,190)
                        _________ _________ _________ _________ _________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                    -         -         -         -      (666)
                        _________ _________ _________ _________ _________
NET INCOME (LOSS)       $ (3,810) $ (2,067) $ (3,835) $ (2,957) $(64,856)
                        _________ _________ _________ _________ _________

                                [Continued]
                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [Continued]


                           For the Three        For the Six    From Inception
                            Months Ended       Months Ended      on May 1,
                             June 30,              June 30,    1997, Through
                        ____________________ ___________________ June 30,
                            2001      2000      2001      2000     2001
                        __________ _________ __________ ________ _________
INCOME (LOSS) PER COMMON
  SHARE:
  Continuing operations $    (.00) $   (.00) $    (.00) $  (.00) $   (.06)
  Cumulative Effect of
     change In accounting
     principle                  -         -          -        -      (.00)
                        __________ _________ __________ ________ _________
  Net Income (Loss)     $    (.00) $   (.00) $    (.00) $  (.00) $   (.06)
                        __________ _________ __________ ________ _________










 The accompanying notes are an integral part of these unaudited financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                       For the Six    From Inception
                                       Months Ended     on May 1,
                                        June 30,      1997 Through
                                  ____________________   June 30,
                                      2001     2000        2001
                                  __________ _________ _________
Cash Flows From Operating Activities:
  Net loss                        $  (3,835) $ (2,957) $(64,856)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Inventory adjustment                  -         -    11,725
    Bad debt expense - related party      -         -    25,860
    Effect of change in accounting
      principle                           -         -       666
    Amortization expense                  -         -       334
    Change in assets and liabilities:
      (Increase) in accounts
        receivable                        -         -         -
      Decrease in inventory           6,025         -     6,025
      (Increase) in interest
        receivable - related party        -         -    (3,821)
      Increase (decrease) in
        accounts payable             (1,025)     (790)      750
                                  _________ _________ __________
        Net Cash (Used) by
          Operating Activities        1,165    (3,747)  (23,317)
                                  _________ _________ __________
Cash Flows From Investing Activities:
  Payment of organization costs           -         -    (1,000)
  (Increase) in note receivable -
    related party                         -         -   (36,489)
  (Increase) in advance receivable
    - related party                       -         -    (9,000)
                                  _________ _________ __________
        Net Cash (Used) by
          Investing Activities            -         -   (46,489)
                                  _________ _________ __________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance     -         -    57,900
  Proceeds from advances from
   Shareholders                           -         -    22,800
  Stock offering costs                              -    (4,924)
                                 __________ _________ __________
        Net Cash Provided by
          Financing Activities            -         -    75,776
                                  _________ _________ __________
Net Increase (Decrease) in Cash       1,165    (3,747)    5,970

Cash at Beginning of Period           4,805    10,128         -
                                  _________ _________ __________
Cash at End of Period             $   5,970 $   6,381 $   5,970
                                  _________ _________ __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                        $     - $       - $       -
    Income taxes                    $     - $       - $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2001:
     None

  For the six months ended June 30, 2000:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - INVENTORY

  At December 31, 2000, inventory consisted of finished bronze sculptures valued at $11,725, acquired from a relative of the President of the Company [See Note 6]. The inventory is held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During 2000, the Company adjusted the carrying value of its inventory down to estimated market value. The adjustment, in the amount of $11,725, was recorded as an expense. During 2001, inventory with a carrying value of $6,025 was sold for $6,025 resulting in an inventory balance of $5,700 at June 30, 2001.


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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001, an operating loss carryforward of approximately $64,500, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $21,900 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount. The change in the valuation allowance for the six months ended June 30, 2001 is approximately $1,300.

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

  Advances From Shareholders - At June 30, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

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

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

                           For the Three       For the Six    From Inception
                            Months Ended       Months Ended     on May 1,
                              June 30,           June 30,     1997, Through
                        ___________________ ___________________  June 30,
                           2001     2000      2001      2000       2001
                        _________ _________ _________ _________ _________
  Earnings (loss) from
  continuing operations
  available to common
  shareholders
  (numerator)           $ (3,810) $ (2,067) $ (3,835) $ (2,957) $(64,190)
                        _________ _________ _________ _________ _________
  Cumulative effect of
  change in
  accounting principle
  (numerator)           $       - $       - $       - $       - $   (666)
                        _________ _________ _________ _________ _________
  Weighted average
  number of common
  shares outstanding
  during the period
  used in loss per
  share (denominator)   1,050,000 1,050,000 1,050,000 1,050,000 1,011,116
                        _________ _________ _________ _________ _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At June 30, 2001, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

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

PLAN OF OPERATIONS.

     Bronze Marketing has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use any funds received from exercise of warrants to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working capital during the next twelve months. There are no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999. Management has discounted the inventory on the books and believes the existing inventory can be auctioned for that much or more. During 2001, inventory with a carrying value of $6,025 was sold for $6,025. After Bronze Marketing receives the proceeds from these sales and/or receives additional funds from warrant exercise, management may use the funds to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from warrant exercise, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised.

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


                              BRONZE MARKETING, INC.



Date: August 14, 2001              by:    /s/ Heather Hamby
                               Heather Hamby, President & Director