Form 10QSB
period 2001-09-30
BRONZE MARKETING INC
filed 2001-11-07
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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

The number of $.001 par value common shares outstanding at September 30, 2001:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2001

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

    -    Unaudited Condensed Balance Sheets,
           September 30, 2001 and December 31, 2000                 2


    -    Unaudited Condensed Statements of Operations,
           for the three and nine months ended September
           30, 2001 and 2000 and from inception on May
           1, 1997 through September 30, 2001                   3 - 4

    -    Unaudited Condensed Statements of Cash Flows,
           for the nine months ended September 30, 2001 and
           2000 and from inception on May 1, 1997 through
           September 30, 2001                                       5


    -    Notes to Unaudited Condensed Financial Statements     6 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    4,795   $    4,805
  Inventory on consignment                     5,700       11,725
                                         ___________  ___________
        Total Current Assets                  10,495       16,530
                                         ___________  ___________
                                          $   10,495   $   16,530
                                         ___________  ___________

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      750   $    1,775
  Advances from shareholders                  22,800       22,800
                                         ___________  ___________
        Total Current Liabilities             23,550       24,575
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                        (66,031)     (61,021)
                                         ___________  ___________
        Total Stockholders' (Deficit)        (13,055)      (8,045)
                                         ___________  ___________
                                         $    10,495  $    16,530
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                             For the Three      For the Nine   From Inception
                              Months Ended      Months Ended      on May 1,
                             September 30,      September 30,   1997, Through
                          ______________________________________September 30,
                             2001     2000      2001      2000      2001
                          ________  ________  ________  ________  _________
REVENUE:
  Sales Royalties         $      -  $      -  $      -  $      -  $   2,079
  Sales                          -         -     6,025         -      6,025
                          ________  ________  ________  ________  _________
        Total Revenues           -         -     6,025         -      8,104
                          ________  ________  ________  ________  _________
COSTS OF GOODS SOLD              -         -     6,025         -      6,025
                          ________  ________  ________  ________  _________
GROSS PROFIT                     -         -         -         -      2,079
                          ________  ________  ________  ________  _________
EXPENSES:
  General and
    Administrative           1,175     1,137     5,010     4,095     33,680
  Bad debt expense -
    related party                -         -         -         -     25,860
  Inventory adjustment           -         -         -         -     11,725
                          ________  ________  ________  ________  _________
        Total Expenses       1,175     1,137     5,010     4,095     71,265
                          ________  ________  ________  ________  _________
INCOME (LOSS) FROM
  OPERATIONS                (1,175)   (1,137)   (5,010)   (4,095)   (69,186)

OTHER INCOME:
  Interest Income -
    related party                -         -         -         -      3,821
                          ________  ________  ________  ________  _________
INCOME (LOSS) BEFORE
  INCOME TAXES              (1,175)   (1,137)   (5,010)   (4,095)   (65,365)

CURRENT TAX EXPENSE              -         -         -         -          -

DEFERRED TAX EXPENSE             -         -         -         -          -
                          ________  ________  ________  ________  _________
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE      (1,175)   (1,137)   (5,010)   (4,095)   (65,365)
                          ________  ________  ________  ________  _________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                      -         -         -         -       (666)
                          ________  ________  ________  ________  _________

NET INCOME (LOSS)         $ (1,175) $ (1,137) $ (5,010) $ (4,095) $ (66,031)
                          ________  ________  ________  ________  _________




                                [Continued]

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [Continued]


                            For the Three    For the Nine      From Inception
                             Months Ended    Months Ended        on May 1,
                             September 30,   September 30,     1997, Through
                          __________________  __________________September 30,
                            2001      2000      2001      2000      2001
                          ________  ________  ________  ________  ________
INCOME (LOSS) PER COMMON
  SHARE:
  Continuing operations   $  (.00)  $  (.00)  $  (.00)  $  (.00)  $  (.06)
  Cumulative Effect of
     change In
     accounting principle       -         -         -         -      (.00)
                          ________  ________  ________  ________  ________
  Net Income (Loss)       $  (.00)  $  (.00)  $  (.00)  $  (.00)  $  (.07)
                          ________  ________  ________  ________  ________










 The accompanying notes are an integral part of these unaudited financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                      For the Nine   From Inception
                                      Months Ended      on May 1,
                                     September 30,    1997 Through
                                  ___________________ September 30,
                                     2001     2000        2001
                                  _________  ________  _________
Cash Flows From Operating
   Activities:
  Net loss                        $  (5,010) $ (4,095) $ (66,031)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
    Inventory adjustment                  -         -     11,725
    Bad debt expense - related party      -         -     25,860
    Effect of change in
      accounting principle                -         -        666
    Amortization expense                  -         -        334
    Change in assets and
        liabilities:
      (Increase) in accounts
        receivable                        -         -          -
      Decrease in inventory           6,025         -      6,025
      (Increase) in interest
        receivable - related party        -         -     (3,821)
      Increase (decrease) in
        accounts payable             (1,025)     (790)       750
                                  _________  ________  _________
        Net Cash (Used) by
          Operating Activities          (10)   (4,885)   (24,492)
                                  _________  ________  _________
Cash Flows From Investing
   Activities:
  Payment of organization costs           -         -     (1,000)
  (Increase) in note
    receivable - related party            -         -    (36,489)
  (Increase) in advance
    receivable - related party            -         -     (9,000)
                                  _________  ________  _________
        Net Cash (Used) by
          Investing Activities            -         -    (46,489)
                                  _________  ________  _________
Cash Flows From Financing
   Activities:
  Proceeds from common
    stock issuance                        -         -     57,900
  Proceeds from advances
    from shareholders                     -         -     22,800
  Stock offering costs                    -         -     (4,924)
                                  _________  ________  _________
        Net Cash Provided by
          Financing Activities            -         -     75,776
                                  _________  ________  _________
Net Increase (Decrease) in Cash         (10)   (4,885)     4,795

Cash at Beginning of Period           4,805    10,128          -
                                  _________  ________  _________
Cash at End of Period             $   4,795  $  5,243  $   4,795
                                  _________  ________  _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                      $       -  $      -  $       -
    Income taxes                  $       -  $      -  $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2001:
     None

  For the nine months ended September 30, 2000:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
  Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At December 31, 2000, inventory consisted of finished bronze sculptures valued at $11,725, acquired from a relative of the President of the
  Company [See Note 6]. The inventory is held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During 2000, the Company adjusted the carrying value of its inventory down to estimated market value. The adjustment, in the amount of $11,725, was recorded as an expense. During 2001, inventory with a carrying value of $6,025 was sold for $6,025 resulting in an inventory balance of $5,700 at September 30, 2001.


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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 31, 2001.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001, an operating loss carryforward of approximately $66,000, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $22,400 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 is approximately $1,800.

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

  Advances From Shareholders - At September 30, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due upon demand and do not accrue interest.

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

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The  following data show the amounts used in computing earnings (loss) per
  share   and  the  weighted  average  number  of  shares  of  common  stock outstanding for the periods presented:

                           For the Three         For the Nine    From Inception
                            Months Ended         Months Ended      on May 1,
                           September 30,         September 30,   1997, Through
                        ____________________  ____________________September 30,
                           2001      2000        2001      2000       2001
                        _________  _________  _________  _________  _________
  Earnings (loss) from
    continuing operations
    available to
    common shareholders
   (numerator)          $  (1,175) $  (1,137) $  (5,010) $  (4,095) $ (65,365)
                        _________  _________  _________  _________  _________
  Cumulative effect
    of change in
    accounting
    principle
    (numerator)         $       -  $       -  $       -  $       -  $   (666)
                        _________  _________  _________  _________  _________
  Weighted average
    number of common
    shares outstanding
    during the period
    used in loss per
    share
    (denominator)       1,050,000  1,050,000  1,050,000  1,050,000  1,013,334
                        _________  _________  _________  _________  _________

  Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At September 30, 2001, the Company had 1,000,000 outstanding common stock purchase warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

  During   1999,  the  Company  adopted  Statement  of  Position  98-5   and
  accordingly expensed its remaining organization costs of $666.   This  has
  been reflected as a cumulative effect of change in accounting principle.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated May 1, 1997. Upon inception, the Company issued 900,000 shares of common stock to its founding stockholders. On May 22, 1997, the Company commenced a public offering of up to 100,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in July, 1997. The Company sold 100,000 shares, increasing the total issued and outstanding common stock to 1,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 27, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. No securities have yet been sold pursuant to the offering.

PLAN OF OPERATIONS.

     Bronze Marketing has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use any funds received from exercise of warrants to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working capital during the next twelve months. There are no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998, 1999, or 2000. Management has discounted the inventory on the books and believes the existing inventory can be auctioned for that much or more. During 2001, inventory with a carrying value of $6,025 was sold for $6,025. After Bronze Marketing receives the proceeds from these sales and/or receives additional funds from warrant exercise, management may use the funds to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from warrant exercise, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act.

     (d) In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 27, 1999. No securities have yet been sold pursuant to the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRONZE MARKETING, INC.



Date: November 6, 2001                  by: /s/ Heather Hamby
                                    Heather Hamby, President & Director