Form 10KSB
period 2001-12-31
BRONZE MARKETING INC
filed 2002-04-04
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-83351

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


    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required
to file such reports)                            Yes   X      No
and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.         $6,025

As of March 26, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $75,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2001: 1,050,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Bronze Marketing, Inc. was incorporated under the laws of the State of Nevada on May 1, 1997. In connection with its organization, the founders contributed $5,400 cash to initially capitalize Bronze Marketing in exchange for 900,000 shares of common stock.

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

     During December 1999, the Company offered and sold, and agreed to issue, 50,000 additional shares of its authorized, but previously unissued, common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.) This increased the total issued and outstanding common stock to 1,050,000 shares.

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

     On September 1, 1999, Bronze Marketing and Mr. Hamby revised the arrangement. Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes receivable and accrued interest owed to it. Bronze Marketing has discounted the inventory on its books. The inventory had a retail value of $46,900 but to provide liquidity, management began to liquidate the existing inventory of sculptures in which Bronze Marketing acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes the existing inventory can be sold or auctioned for the discounted value. Bronze Marketing and Mr. Hamby also revised the arrangement for additional bronze sculptures in the future. Under the new formula worked out between Bronze Marketing and Mr. Hamby, Bronze Marketing will be entitled to recoup the amount it provides to pay the casting cost, plus receive 50% of the balance of the proceeds from any sale. To the extent any funds become available from warrant exercise or from sale of the existing inventory, Bronze Marketing will pay the casting cost, but only of two sculptures which management of Bronze Marketing and Mr. Hamby believe have the best market potential. One sculpture titled "Wapiti"is a larger than life size statue of a bull elk. The other is a sculpture of a cowboy titled "Cowboy's Day Off" which can be made in a three foot size or life size. Mr. Hamby has received indications from an art gallery regarding sales of these sculptures which the gallery believes could have been made from stock on hand if the gallery had one or more copies in its inventory. Based on these indications, management of Bronze Marketing and Mr. Hamby believe these two sculptures have the best current market potential. Without pre-casting the sculptures to allow for sale from stock on hand with immediate delivery, it takes several months to produce and deliver a sculpture. However, even with pre-casting, there is no assurance of the amount of sales, if any, there might be under this arrangement, nor do we know how long it may be from the time Bronze Marketing pays for the production cost of a sculpture and the time, if ever, that Bronze Marketing will receive any proceeds from the sale.

PRODUCTS AND SERVICES

     Bronze Marketing's current inventory of Mr. Hamby's original sculptures includes:

TITLE AND DESCRIPTION                     No.        Book Value
                                          acquired

"THE MOUNTAIN MAN" (Hunter with Bird)      2         $1,100

"SPIRITS IN THE WIND" (Lodge Pole)         2         $2,400

"A SIGN OF PEACE"                          1         $1,300

"WAR HORSE" (Indians protector dressed forbattle) 2  $900



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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     Bronze Marketing's common stock is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "BNZE", but has not been traded in the over-the-counter market except on a limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 2000                .50                 .50
     June 30, 2000                 .50                 .50
     September 30, 2000            .50                 .50
     December 31, 2000             .53                 .53

     March 31, 2001                .53                 .53
     June 30, 2001                 .50                 .25
     September 30, 2001            .50                 .50
     December 31, 2001             .50                 .50

     (B)  HOLDERS.

     As of March 25, 2002, there were about 42 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Bronze Marketing was incorporated on May 1, 1997, but has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to liquidate the remaining inventory of artwork and use funds received from sale of the artwork or from exercise of warrants, if any, to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working capital during the next twelve months. Under this plan of operations Bronze Marketing has no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999, because there were no sales of the existing artwork. As a result, at June 30, 1999, Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes and accrued interest owed to it, which totaled $49,310 at June 30, 1999. Management discounted the inventory on the books to $23,450 and then to $11,725 and began to auction or liquidate the inventory of sculptures in which Bronze Marketing acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes this will allow Bronze Marketing to liquidate the inventory as promptly as possible. During 2001, Bronze Marketing sold $6,025 of the inventory.

     Bronze Marketing may use funds from the sale of the artwork and/or from any exercise of warrants, if any, to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have the best market potential, based on indications of interest received. Management believes that with the additional funding it could receive from sale of the artwork and/or warrant exercise, Bronze Marketing could provide sufficient financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this nor do we know how much may be raised from warrant exercise, because we do not know if all or any minimum number of the warrants will be exercised. At this time, we do not know how long it will be necessary to fund operations from existing capital. If the marketing of the artwork is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what
direction the Company will pursue, if any.   However, the Company presently
has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company

Heather Hamby    33      Since inception  President, Secretary-
                                          Treasurer & Director

     This individual serves as the sole officer and director of Bronze Marketing. A brief description of her background and business experience follows:

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

All officers and       Common     500,000 shares     50%
directors as a group
(1person)


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

     Except as disclosed in this item, in the financial statements or notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


BRONZE MARKETING, INC.



By:   /s/ Heather Hamby                    Date:   April 3, 2002
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Heather Hamby                   Date:    April 3, 2002
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2001                  2


        -  Statements of Operations, for the
             years ended December 31, 2001
             and 2000 and from inception on
             May 1, 1997 through
             December 31, 2001                               3

        -  Statement of Stockholders'
            Equity (Deficit), from inception on
            May 1, 1997 through December 31, 2001            4

        -  Statements of Cash Flows, for the
             years ended December 31, 2001 and
             2000 and from inception on
             May 1, 1997 through
             December 31, 2001                               5


        -  Notes to Financial Statements                 6 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on May 1, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Bronze Marketing, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on May 1, 1997 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER, & HARDY, P.C.


February 19, 2002
Salt Lake City, Utah

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    3,261
  Inventory on consignment                                  5,700
                                                      ___________
        Total Current Assets                                8,961
                                                      ___________
                                                       $    8,961
                                                    ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      675
  Advances from shareholders                               22,800
                                                      ___________
        Total Current Liabilities                          23,475
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, no
   shares issued and outstanding                                -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and outstanding                  1,050
  Capital in excess of par value                           51,926
  Deficit accumulated during the
   development stage                                      (67,490)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (14,514)
                                                      ___________
                                                       $    8,961
                                                      ___________










 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                         For the         From Inception
                                       Years Ended          on May 1,
                                       December 31,       1997, Through
                                  _____________________    December 31,
                                      2001       2000           2001
                                  _________   _________   ____________
REVENUE:
  Sales                            $  6,025   $       -     $  6,025
  Royalties                               -           -        2,079
                                  _________   _________   ____________
        Total Revenue                 6,025           -        8,104
                                  _________   _________   ____________

COST OF GOODS SOLD                    6,025           -        6,025
                                  _________   _________   ____________
GROSS PROFIT                              -           -        2,079
                                  _________   _________   ____________
EXPENSES:
  General and administrative          6,469       6,308       35,139
  Bad debt expense - related party        -           -       25,860
  Inventory adjustment                    -      11,725       11,725
                                  _________   _________   ____________
        Total Expenses                6,469      18,033       72,724
                                  _________   _________   ____________
LOSS BEFORE OTHER INCOME             (6,469)    (18,033)     (70,645)

OTHER INCOME:
  Interest income - related party         -           -        3,821
                                  _________   _________   ____________
LOSS BEFORE INCOME TAXES             (6,469)    (18,033)     (66,824)

CURRENT TAX EXPENSE                       -           -            -

DEFERRED TAX EXPENSE                      -           -            -
                                  _________   _________   ____________
LOSS FROM BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE               (6,469)    (18,033)     (66,824)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                    -           -         (666)
                                  _________   _________   ____________
NET LOSS                          $  (6,469)  $ (18,033)   $ (67,490)
                                  _________   _________   ____________
LOSS PER COMMON SHARE:
  Continuing operations                (.01)       (.02)        (.07)
  Cumulative effect of change in
     accounting principle                 -           -         (.00)
                                  _________   _________   ____________
  Net Loss Per Common Share       $    (.01)   $   (.02)   $    (.07)
                                  _________   _________   ____________


The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2001


                                                                   Deficit
                                                         Capital   Accumulated
                     Preferred Stock     Common Stock   in Excess  During the
                     _______________  _________________    of      Development
                      Shares  Amount    Shares   Amount Par Value  Stage
                     _______  ______  _________  ______   _______  _________
BALANCE, May 1, 1997       - $    -           -   $   -    $    -  $      -

Issuance of 900,000
  shares of common
  stock for cash at
  $.006 per share,
  May 1997                 -      -     900,000     900     4,500         -

Issuance of 100,000
  shares of common
  stock for cash at
  $.35 per share,
  net of offering
  costs of $4,924,
  June 1997                -     -      100,000     100   29,976          -

Net loss for
  the period ended
  December 31, 1997        -     -            -       -        -      (239)
                     _______  ______  _________  ______  _______  _________
BALANCE,
  December 31, 1997        -      -   1,000,000   1,000   34,476      (239)

Net loss for
  the year ended
  December 31, 1998        -      -           -       -        -      (504)
                     _______  ______  _________  ______  _______  _________
BALANCE,
  December 31, 1998        -      -   1,000,000   1,000   34,476      (743)

Issuance of 50,000
  shares of common
  stock for cash at
  $.35 per Share,
  December 1999            -      -      50,000      50   17,450         -

Net loss for the
  year ended
  December 31, 1999        -      -           -       -        -   (42,245)
                     _______  ______  _________  ______  _______  _________
BALANCE,
  December 31, 1999        -      -   1,050,000   1,050   51,926   (42,988)

Net loss for the
  year ended
  December 31, 2000        -      -           -       -        -   (18,033)
                     _______  ______  _________  ______  _______  _________
BALANCE,
  December 31, 2000        -      -   1,050,000   1,050   51,926   (61,021)

Net loss for the
 year ended
 December 31, 2001         -      -           -       -        -    (6,469)
                     _______  ______  _________  ______  _______  _________
BALANCE,
 December 31, 2001         -  $   -   1,050,000  $1,050  $51,926  $(67,490)
                     _______  ______  _________  ______  _______  _________







 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                  For the      From Inception
                                                Years Ended      on May 1,
                                                December 31,   1997, Through
                                          _____________________ December 31,
                                              2001       2000         2001
                                          _________  ___________  ___________
Cash Flows From Operating Activities:
  Net loss                                $ (6,469)  $  (18,033)    $(67,490)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Inventory adjustment                         -       11,725       11,725
    Bad debt expense - related party             -            -       25,860
    Effect of change in
     accounting principle                        -            -          666
    Amortization expense                         -            -          334
    Change in assets and liabilities:
      Decrease in inventory                  6,025            -        6,025
      (Increase) in interest
         receivable - related party              -            -       (3,821)
      Increase (decrease) in
         accounts payable                   (1,100)         985          675
                                          _________  ___________  ___________
        Net Cash (Used) by
          Operating Activities              (1,544)      (5,323)     (26,026)
                                          _________  ___________  ___________
Cash Flows From Investing Activities:
  Payment of organization costs                  -            -       (1,000)
  (Increase) in note
       receivable - related party                -            -      (36,489)
  (Increase) in advance
       receivable - related party                -            -       (9,000)
                                          _________  ___________  ___________
        Net Cash (Used) by
          Investing Activities                   -            -      (46,489)
                                          _________  ___________  ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance            -            -       57,900
  Proceeds from advances from shareholders       -            -       22,800
  Stock offering costs                           -            -       (4,924)
                                          _________  ___________  ___________
        Net Cash Provided by
          Financing Activities                   -            -       75,776
                                          _________  ___________  ___________
Net Increase (Decrease) in Cash             (1,544)      (5,323)       3,261

Cash at Beginning of Period                  4,805       10,128            -
                                          _________  ___________  ___________
Cash at End of Period                     $  3,261     $  4,805    $   3,261
                                          _________  ___________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $    -       $    -       $     -
    Income taxes                          $    -       $    -       $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the years ended December 31, 2001 and 2000:
     None

  For the period from inception on May 1, 1997 through December 31, 1999:
     The Company expensed its remaining organizational costs of $666 in accordance with Statement of Position 98-5.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's president. The Company received royalties from the sale of the inventory. However, during 1999 the Company restructured its business plans and currently is attempting to market its inventory of bronze artwork and sculptures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive. [See Note 7]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the consolidated financial statements would not have been significant.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  At December 31, 2001, inventory consisted of finished bronze sculptures valued at $5,700, acquired from a relative of the Company's president [See
  Note 6]. The inventory is held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value.

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

  Common Stock - During May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  During June 1997, the Company issued 100,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $.006 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

  During December 1999, the Company issued 50,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.)

  Common Stock Warrants - During 1999 the Company declared a dividend of 1,000,000 warrants to purchase common stock to shareholders of record as of October 27, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allows the holder to acquire one share of common stock at $1.00 per share. The warrants expire on June 30, 2002. The Company may redeem the warrants at $.01 per warrant at any time upon 30 days' prior written notice.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2001, an operating loss carryforward of approximately $67,000, which may be applied against future taxable income and which expires in various years through 2021.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $23,000 and $21,000 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2001 is approximately $2,000.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

  Advances From Shareholders - At December 31, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due on demand and do not accrue interest.

  Agreements - The Company had previously entered into an agreement with a relative of the Company's president that provided for the Company to finance the production of bronze sculptures and the Company was to be reimbursed the casting costs and receive a royalty of three to seven percent upon the sale of each sculpture produced. On January 1, 1998, this financing was converted into a 7% note receivable. On September 1, 1999, the Company entered into a new agreement with the relative of the Company's president. The new agreement provided for the Company to take ownership of the remaining sculpture inventory of the relative of the Company's president as payment in full on the advances, the note receivable and its related accrued interest of $9,000, $36,489 and $3,821, respectively, totaling $49,310. The Company valued the inventory at $23,450, which was the carry-over basis. The excess amount of $25,860 was recorded as bad debt expense.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                       For the         From Inception
                                     Years Ended         on May 1,
                                     December 31,      1997, Through
                             ________________________   December 31,
                                   2001       2000         2001
                             ____________  __________   ___________
  Loss from continuing
    operations available
    to common shareholders
   (numerator)                  $ (6,469)  $  (18,033)  $ (67,490)
                             ____________  ___________  ____________
  Cumulative effect of
    change in accounting
    principle (numerator)       $      -   $        -   $    (666)
                             ____________  ___________  ____________
  Weighted average number
    of common shares
    outstanding during
    the period used in
    loss per share
   (denominator)               1,050,000    1,050,000    1,015,313
                             ___________  ____________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At December 31, 2001, the Company had 1,000,000 outstanding common stock warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

  During   1999,  the  Company  adopted  Statement  of  Position  98-5   and
  accordingly expensed its remaining organization costs of $666.   This  was
  accounted for as a cumulative effect of change in accounting principle.