Form 10QSB
period 2002-03-31
BRONZE MARKETING INC
filed 2002-05-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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

The number of $.001 par value common shares outstanding at March 31, 2002:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2002

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -    Unaudited Condensed Balance Sheets,
             March 31, 2002 and December 31, 2001                2


        -    Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2002
             and 2001 and from inception on May 1, 1997
             through March 31, 2002                              3

        -    Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2002 and
             2001 and from inception on May 1, 1997 through
             March 31, 2002                                      4


        -    Notes to Unaudited Condensed Financial Statements   5 - 8

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   2,554    $    3,261
  Inventory on consignment                    5,700         5,700
                                         ___________  ___________
      Total Current Assets                    8,254         8,961
                                         ___________  ___________
                                          $   8,254    $    8,961
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $   2,140    $      675
  Advances from shareholders                 22,800        22,800
                                         ___________  ___________
      Total Current Liabilities              24,940        23,475
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                1,050         1,050
  Capital in excess of par value             51,926        51,926
  Deficit accumulated during the
    development stage                       (69,662)      (67,490)
                                         ___________  ___________
      Total Stockholders'Equity (Deficit)   (16,686)      (14,514)
                                         ___________  ___________
                                          $   8,254    $    8,961
                                         ___________  ___________




Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          From
                                   For the Three      Inception on
                                    Months Ended      May 1, 1997,
                                     March 31,          Through
                               ______________________  March 31,
                                  2002        2001        2002
                               __________  __________ ___________
REVENUE:
  Sales                         $       -  $    6,025  $    6,025
  Royalties                             -           -       2,079
                               __________  __________ ___________
        Total Revenue                   -       6,025       8,104
                               __________  __________ ___________
COSTS OF GOODS SOLD                     -       6,025       6,025
                               __________  __________ ___________
GROSS PROFIT                            -           -       2,079
                               __________  __________ ___________
EXPENSES:
  General and administrative        2,172          25      37,311
  Bad debt expense-related party        -           -      25,860
  Inventory adjustment                  -           -      11,725
                               __________  __________ ___________
        Total Expenses              2,172          25      74,896
                               __________  __________ ___________
LOSS BEFORE OTHER INCOME           (2,172)        (25)    (72,817)

OTHER INCOME:
  Interest income-related party         -           -       3,821
                               __________  __________ ___________
LOSS BEFORE INCOME TAXES           (2,172)        (25)    (68,996)

CURRENT TAX EXPENSE                     -           -           -

DEFERRED TAX EXPENSE                    -           -           -
                               __________  __________ ___________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE             (2,172)        (25)    (68,996)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE               -           -        (666)
                               __________  __________ ___________
NET (LOSS)                       $ (2,172)  $     (25) $  (69,662)
                               __________  __________ ___________
LOSS PER COMMON SHARE:
  Continuing operations          $  (.00)   $    (.00) $   (.07)
  Cumulative effect of change
    in accounting principle            -            -      (.00)
                               __________  __________ ___________
  Net Loss Per Common Share      $  (.00)   $    (.00) $   (.07)
                               __________  __________ ___________


 The accompanying notes are an integral part of these unaudited financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                       For the Three    From Inception
                                       Months Ended        on May 1,
                                         March 31,       1997 Through
                                     ___________________    March 31,
                                        2002      2001        2002
                                     ________  _________  ___________
Cash Flows From Operating Activities:
  Net loss                           $(2,172)  $    (25)    $(69,662)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Inventory adjustment                   -          -       11,725
    Bad debt expense - related party       -          -       25,860
    Effect of change in
     accounting principle                  -          -          666
    Amortization expense                   -          -          334
    Change in assets and liabilities:
     (Increase) in accounts receivable     -     (6,025)           -
      Decrease in inventory                -      6,025        6,025
     (Increase) in interest
       receivable - related party          -          -       (3,821)
      Increase (decrease) in
       accounts payable                1,465     (1,775)       2,140
                                     ________  _________  ___________
        Net Cash (Used) by
         Operating Activities           (707)    (1,800)     (26,733)
                                     ________  _________  ___________
Cash Flows From Investing Activities:
  Payment of organization costs            -          -       (1,000)
  (Increase) in note
    receivable - related party             -          -      (36,489)
  (Increase) in advance
    receivable - related party             -          -       (9,000)
                                     ________  _________  ___________
        Net Cash (Used) by
         Investing Activities              -          -      (46,489)
                                     ________  _________  ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance      -          -       57,900
  Proceeds from advances from
   shareholders                            -          -       22,800
  Stock offering costs                     -          -       (4,924)
                                     ________  _________  ___________
        Net Cash Provided by
         Financing Activities              -          -       75,776
                                     ________  _________  ___________
Net Increase (Decrease) in Cash         (707)    (1,800)       2,554

Cash at Beginning of Period            3,261      4,805            -
                                     ________  _________  ___________
Cash at End of Period                $ 2,554     $3,005   $    2,554
                                     ________  _________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $     -     $    -   $        -
    Income taxes                     $     -     $    -   $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2002:
     None

  For the three months ended March 31, 2001:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - INVENTORY

  At March 31, 2002 and December 31, 2001, inventory consisted of finished bronze sculptures valued at $5,700, acquired from a relative of the Company's president [See Note 6]. The inventory is held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value.

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002 and December 31, 2001.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2002, an operating loss carryforward of approximately $70,000, which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $23,700 and $23,000 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2002 is approximately $700.

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

  Advances From Shareholders - At March 31, 2002 and December 31, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due on demand and do not accrue interest.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                            For the Three    From Inception
                            Months Ended      on May 1,
                              March 31,      1997 Through
                         ____________________ March 31,
                             2002     2001      2001
                         _________  _________  _________
  Earnings (loss) from
   continuing operations
   available to common
   shareholders
   (numerator)            $(2,172)  $   (25)   $(68,996)
                         _________  _________  _________
  Cumulative effect of
   change in accounting
   principle (numerator)  $     -   $     -    $   (666)
                         _________  _________  _________
  Weighted average number
   of common shares
   outstanding during
   the period used in
   loss per share
   (denominator)         1,050,000  1,050,000  1,017,052
                         _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

  At March 31, 2002, the Company had 1,000,000 outstanding common stock warrants which were not used in the loss per share computation because their effect would be anti-dilutive.

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


                              BRONZE MARKETING, INC.



Date:    May 13, 2002         by:    /s/ Heather Hamby
                              Heather Hamby, President & Director