Form 10QSB
period 2002-06-30
BRONZE MARKETING INC
filed 2002-08-15
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

The number of $.001 par value common shares outstanding at June 30, 2002:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

        -  Unaudited Condensed Balance Sheets,
            June 30, 2002 and December 31, 2001                        2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2002
            and 2001 and from inception on May 1, 1997 through
            June 30, 2002                                              3

        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2002 and
            2001 and from inception on May 1, 1997 through
            June 30, 2002                                              4


        -  Notes to Unaudited Condensed Financial Statements         5 - 8

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    5,318   $    3,261
  Inventory on consignment                         -        5,700
                                         ___________  ___________
    Total Current Assets                       5,318        8,961
                                         ___________  ___________
                                          $    5,318   $     8961
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      725   $      675
  Advances from shareholders                  22,800       22,800
                                         ___________  ___________
    Total Current Liabilities                 23,525       23,475
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                       (71,183)     (67,490)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (18,207)     (14,514)
                                         ___________  ___________
                                         $    5,318   $    8,961
                                         ___________  ___________




Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                      From
                                                                   Inception
                                For the              For the        on May 1,
                              Three Months          Six Months        1997
                             Ended June 30,       Ended June 30,    Through
                           ___________________  __________________  June 30,
                              2002      2001      2002      2001      2002
                           _________  ________  ________  ________  ________
REVENUE:
  Sales                      $5,700   $     -    $5,700    $6,025   $ 11,725
  Royalties                       -         -         -         -      2,079
                           _________  ________  ________  ________  ________
        Total Revenues        5,700         -     5,700     6,025     13,804
                           _________  ________  ________  ________  ________
COSTS OF GOODS SOLD           5,700         -     5,700     6,025     11,725
                           _________  ________  ________  ________  ________
GROSS PROFIT                      -         -         -         -      2,079
                           _________  ________  ________  ________  ________
EXPENSES:
  General and
    administrative            1,521     3,810     3,693     3,835     38,832
  Bad debt expense
    - related party               -         -         -         -     25,860
  Inventory adjustment            -         -         -         -     11,725
                           _________  ________  ________  ________  ________
        Total Expenses        1,521     3,810     3,693     3,835     76,417
                           _________  ________  ________  ________  ________
LOSS BEFORE OTHER INCOME     (1,521)   (3,810)   (3,693)   (3,835)   (74,338)

OTHER INCOME:
  Interest Income
    - related party               -         -         -         -      3,821
                           _________  ________  ________  ________  ________
LOSS BEFORE INCOME TAXES     (1,521)   (3,810)   (3,693)   (3,835)   (70,517)

CURRENT TAX EXPENSE               -         -         -         -          -

DEFERRED TAX EXPENSE              -         -         -         -          -
                           _________  ________  ________  ________  ________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE       (1,521)   (3,810)   (3,693)   (3,835)   (70,517)
                           _________  ________  ________  ________  ________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                       -         -         -         -       (666)
                           _________  ________  ________  ________  ________
NET (LOSS)                  $(1,521)  $(3,810)  $(3,693)  $(3,835)  $(71,183)
                           _________  ________  ________  ________  ________
LOSS PER COMMON SHARE:
  Continuing operations     $ (.00)   $  (.00)  $  (.00)  $ (.00)   $  (.07)
  Cumulative effect of change
    in accounting principle      -          -         -        -       (.00)
                           _________  ________  ________  ________  ________
  Net Loss Per Common Share $ (.00)   $  (.00)  $  (.00)  $ (.00)   $  (.07)
                           _________  ________  ________  ________  ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                For the Six    From Inception
                                                Months Ended     on May 1,
                                                  June 30,      1997 Through
                                             _________________    June 30,
                                               2002      2001       2002
                                             _______   _______    _______
Cash Flows From Operating Activities:
  Net loss                                  $ (3,693)  $(3,835)  $(71,183)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Inventory adjustment                           -         -     11,725
    Bad debt expense - related party               -         -     25,860
    Effect of change in accounting principle       -         -        666
    Amortization expense                           -         -        334
    Change in assets and liabilities:
      (Increase) in accounts receivable            -         -          -
      Decrease in inventory                    5,700     6,025     11,725
      (Increase) in interest
        receivable - related party                 -         -     (3,821)
      Increase (decrease) in accounts payable     50    (1,025)       725
                                             _______   _______    _______
       Net Cash (Used) by
        Operating Activities                   2,057     1,165    (23,969)
                                             _______   _______    _______
Cash Flows From Investing Activities:
  Payment of organization costs                    -         -     (1,000)
  (Increase) in note
    receivable - related party                     -         -    (36,489)
  (Increase) in advance
    receivable - related party                     -         -     (9,000)
                                             _______   _______    _______
       Net Cash (Used) by
        Investing Activities                       -         -    (46,489)
                                             _______   _______    _______
Cash Flows From Financing Activities:
  Proceeds from common stock issuance              -         -     57,900
  Proceeds from advances from shareholders         -         -     22,800
  Stock offering costs                             -    (4,924)
                                             _______   _______    _______
       Net Cash Provided by
        Financing Activities                       -         -     75,776
                                             _______   _______    _______
Net Increase (Decrease) in Cash                2,057     1,165      5,318

Cash at Beginning of Period                    3,261     4,805          -
                                             _______   _______    _______
Cash at End of Period                        $ 5,318   $ 5,970    $ 5,318
                                             _______   _______    _______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                 $     -   $     -    $     -
    Income taxes                             $     -   $     -    $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2002:
     None

  For the six months ended June 30, 2001:
     None




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's president. The Company received royalties from the sale of the inventory. However, during 1999 the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The
  Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At December 31, 2001, inventory consisted of finished bronze sculptures valued at $5,700, acquired from a relative of the Company's president [See
  Note 6]. The inventory was held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value. During the six months ended June 30, 2002, the Company sold all of its remaining inventory to an art gallery.

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS [Continued]

  Common Stock Warrants - During 1999 the Company declared a dividend of 1,000,000 warrants to purchase common stock to shareholders of record as of October 27, 1999. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register the shares of common stock underlying the warrants. Each warrant allowed the holder to acquire one share of common stock at $1.00 per share. All 1,000,000 warrants expired on June 30, 2002.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002, an operating loss carryforward of approximately $71,000, which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $24,200 and $23,000 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2002 is approximately $1,200.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

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

  Advances From Shareholders - At June 30, 2002 and December 31, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due on demand and do not accrue interest.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                                                      From
                                                                   Inception
                              For the                For the        On May 1,
                            Three Months            Six Months        1997
                           Ended June 30,         Ended June 30,     Through
                        ____________________  ____________________   June 30,
                           2002       2001      2002        2001      2002
                        _________  _________  _________  _________  _________
  Earnings (loss) from
   continuing operations
   available to common
   shareholders
   (numerator)            $(1,521)  $(3,810)  $(3,693)   $(3,835)   $(70,517)
                        _________  _________  _________  _________  _________

  Cumulative effect of
   change in accounting
   principle (numerator)  $     -   $     -   $     -    $     -    $   (666)
                        _________  _________  _________  _________  _________

  Weighted average
   number of common
   shares outstanding
   during the period
   used in loss per
   share (denominator)  1,050,000  1,050,000  1,050,000  1,050,000  1,018,642
                        _________  _________  _________  _________  _________

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

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated May 1, 1997. Upon inception, the Company issued 900,000 shares of common stock to its founding stockholders. On May 22, 1997, the Company commenced a public offering of up to 100,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in July, 1997. The Company sold 100,000 shares, increasing the total issued and outstanding common stock to 1,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 27, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. Pursuant to the offering the Company distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

PLAN OF OPERATIONS.

     Bronze Marketing was incorporated on May 1, 1997, but has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to liquidate the remaining inventory of artwork and use funds received from sale of the artwork to provide financing for the creation of additional works of art and increased marketing exposure of the artworks, and also to provide general working capital during the next twelve months. Under this plan of operations Bronze Marketing has no specific capital commitments and the timing of expenditures will depend upon the receipt of additional funds, none of which is assured. Cash flows will also depend upon the timing of sale of the artwork, which is also not assured, and receipt of the proceeds from these sales. There were no sales royalties generated or received during 1998 or 1999, because there were no sales of the existing artwork. As a result, at June 30, 1999, Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes and accrued interest owed to it, which totaled $49,310 at June 30, 1999. Management discounted the inventory on the books to $23,450 and then to $11,725 and began to auction or liquidate the inventory of sculptures in which Bronze Marketing acquired an interest through online auctioning of the pieces using Internet sites that feature online auctions of sculptures and other art. Management believes this will allow Bronze Marketing to liquidate the inventory as promptly as possible. During 2001, Bronze Marketing sold $6,025 of the inventory, and completed liquidation of the remaining inventory during the quarter ended June 30, 2002.

     Bronze Marketing may use funds from the sale of the artwork to pay for the casting cost of additional limited edition copies, but only of those sculptures which management and the artist believe have market potential, based on indications of interest received. Management believes that with the additional funding it received from sale of the artwork, Bronze Marketing could provide some financing for more copies of artwork to be made and placed on consignment to increase marketing exposure. Management is hopeful that increased marketing exposure will result in increases in sales sufficient to generate enough revenue to Bronze Marketing to become profitable. However, we are not assured of this. At this time, we do not know how long it will be necessary to fund operations from existing capital. If the marketing of the artwork is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will
pursue, if any.   However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

     (d) In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 27, 1999. Pursuant thereto the Company then distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. No securities were ever sold pursuant to the offering.

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


                              BRONZE MARKETING, INC.



Date:  August 13, 2002             by:    /s/ Heather Hamby
                                    Heather Hamby, President & Director




CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  August 13, 2002             by:    /s/ Heather Hamby
                                    Heather Hamby, President & Director