Form 10QSB
period 2002-09-30
BRONZE MARKETING INC
filed 2002-11-12
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002

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

The number of $.001 par value common shares outstanding at September 30, 2002:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

        -  Unaudited Condensed Balance Sheets,
             September 30, 2002 and December 31, 2001                2


        -  Unaudited Condensed Statements of Operations,
             for the three and nine months ended
             September 30, 2002 and 2001 and from
             inception on May 1, 1997 through
             September 30, 2002                                      3

        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2002
             and 2001 and from inception on May 1, 1997
             through September 30, 2002                              4


        -  Notes to Unaudited Condensed Financial Statements       5 - 8

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    4,827   $    3,261
  Inventory on consignment                         -        5,700
                                         ___________  ___________
     Total Current Assets                      4,827        8,961
                                         ___________  ___________
                                          $    4,827   $     8961
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    1,700   $      675
  Advances from shareholders                  22,800       22,800
                                         ___________  ___________
     Total Current Liabilities                24,500       23,475
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                       (72,649)     (67,490)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)   (19,673)     (14,514)
                                         ___________  ___________
                                         $    4,827   $    8,961
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       From
                                  For the             For the       Inception
                               Three Months         Nine Months      on May 1,
                                   Ended               Ended            1997
                               September 30,        September 30,     Through
                             __________________  __________________  September
                               2002      2001      2002      2001     30, 2002
                             ________  ________  ________  ________  _________
REVENUE:
  Sales                       $    -    $    -    $5,700    $6,025   $ 11,725
  Royalties                        -         -         -         -      2,079
                             ________  ________  ________  ________  _________
        Total Revenues             -         -     5,700     6,025     13,804
                             ________  ________  ________  ________  _________
COSTS OF GOODS SOLD                -         -     5,700     6,025     11,725
                             ________  ________  ________  ________  _________
GROSS PROFIT                       -         -         -         -      2,079
                             ________  ________  ________  ________  _________
EXPENSES:
  General and administrative   1,466     1,175     5,159     5,010     40,298
  Bad debt expense
    - related party                -         -         -         -     25,860
  Inventory adjustment             -         -         -         -     11,725
                             ________  ________  ________  ________  _________
        Total Expenses         1,466     1,175     5,159     5,010     77,883
                             ________  ________  ________  ________  _________
LOSS BEFORE OTHER INCOME      (1,466)   (1,175)   (5,159)   (5,010)   (75,804)

OTHER INCOME:
  Interest Income
    - related party                -         -         -         -      3,821
                             ________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES      (1,466)   (1,175)   (5,159)   (5,010)   (71,983)

CURRENT TAX EXPENSE                -         -         -         -          -

DEFERRED TAX EXPENSE               -         -         -         -          -
                             ________  ________  ________  ________  _________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE        (1,466)   (1,175)   (5,159)   (5,010)   (71,983)
                             ________  ________  ________  ________  _________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                        -         -         -         -       (666)
                             ________  ________  ________  ________  _________
NET (LOSS)                   $(1,466)  $(1,175)  $(5,159)  $(5,010)  $(72,649)
                             ________  ________  ________  ________  _________
LOSS PER COMMON SHARE:
  Continuing operations      $  (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.07)
  Cumulative effect of
    change in accounting
    principle                      -         -         -         -       (.00)
                             ________  ________  ________  ________  _________
  Net Loss Per Common Share  $  (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.07)
                             ________  ________  ________  ________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Nine      From Inception
                                        Months Ended         on May 1,
                                        September 30,      1997 Through
                                    _____________________  September 30,
                                       2002       2001          2002
                                    ________   __________    _________
Cash Flows From Operating
 Activities:
  Net loss                          $ (5,159)   $ (5,010)    $(72,649)
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
    Inventory adjustment                   -           -       11,725
    Bad debt expense
      - related party                      -           -       25,860
    Effect of change in
      accounting principle                 -           -          666
    Amortization expense                   -           -          334
    Change in assets and liabilities:
      (Increase) in accounts
         receivable                        -           -            -
      Decrease in inventory            5,700       6,025       11,725
      (Increase) in interest
        receivable - related party         -           -       (3,821)
      Increase (decrease) in
        accounts payable               1,025      (1,025)       1,700
                                    ________   __________    _________
        Net Cash (Used) by
          Operating Activities         1,566         (10)     (24,460)
                                    ________   __________    _________
Cash Flows From
 Investing Activities:
  Payment of organization costs            -           -       (1,000)
  (Increase) in note
     receivable - related party            -           -      (36,489)
  (Increase) in advance
     receivable - related party            -           -       (9,000)
                                    ________   __________    _________
        Net Cash (Used) by
          Investing Activities             -           -      (46,489)
                                    ________   __________    _________
Cash Flows From
 Financing Activities:
  Proceeds from common
    stock issuance                         -           -       57,900
  Proceeds from advances
    from shareholders                      -           -       22,800
  Stock offering costs                     -           -       (4,924)
                                    ________   __________    _________
        Net Cash Provided by
          Financing Activities             -           -       75,776
                                    ________   __________    _________
Net Increase (Decrease) in Cash        1,566         (10)       4,827

Cash at Beginning of Period            3,261       4,805            -
                                    ________   __________    _________
Cash at End of Period                $ 4,827    $  4,795     $  4,827
                                    ________   __________    _________


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                        $     -     $     -      $     -
    Income taxes                    $     -     $     -      $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2002:
     None

  For the nine months ended September 30, 2001:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  At December 31, 2001, inventory consisted of finished bronze sculptures valued at $5,700, acquired from a relative of the Company's president [See
  Note 6]. The inventory was held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value. During the three months ended June 30, 2002, the Company sold all of its remaining inventory to an art gallery.

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2002, an operating loss carryforward of approximately $72,600, which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $24,700 and $23,000 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2002 is approximately $1,700.

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

  Advances From Shareholders - At September 30, 2002 and December 31, 2001, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due on demand and do not accrue interest.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                                                      From
                                For The              For The        Inception
                             Three Months         Nine Months        on May 1,
                                Ended                Ended             1997
                             September 30,        September 30,      Through
                        ____________________  ____________________  September
                           2002       2001       2002       2001     30, 2002
                        _________  _________  _________  _________  _________
  Earnings (loss) from
  continuing operations
  available to common
  shareholders
  (numerator)           $ (1,466)  $ (1,175)  $ (5,159)  $ (5,010)  $(71,983)
                        _________  _________  _________  _________  _________

  Cumulative effect of
  change in accounting
  principle (numerator) $      -   $      -   $      -   $      -   $   (666)
                        _________  _________  _________  _________  _________

  Weighted average
  number of common
  shares outstanding
  during the period
  used in loss per
  share (denominator)   1,050,000  1,050,000  1,050,000  1,050,000  1,020,100
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

PLAN OF OPERATIONS.

     Bronze Marketing was incorporated on May 1, 1997, but has not generated significant revenues from operations and is still considered a development stage company. Management's plan of operation for the next twelve months is to use funds received from sale and liquidation of the remaining inventory of artwork to provide general working capital, and also to provide financing for the creation of additional works of art and increased marketing exposure, but only of those sculptures which management and the artist believe have market potential, based on indications of interest received. Under this plan of operations Bronze Marketing has no specific capital commitments and the timing of expenditures will depend upon the availability of funds, which is not assured. Because there were no sales royalties generated or received during 1998 or 1999, at June 30, 1999, Bronze Marketing took ownership of the remaining sculpture inventory as payment in full of the advances, notes and accrued interest owed to it, which totaled $49,310 at June 30, 1999. Management discounted the inventory on the books to $23,450 and then to $11,725 and began to auction or liquidate the inventory of sculptures in which Bronze Marketing acquired an interest. Bronze Marketing completed liquidation of the remaining inventory during the quarter ended June 30, 2002.

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

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                              Bronze Marketing, Inc.



Date:  November 4, 2002            by:  /s/ Heather Hamby
                               Heather Hamby, President & Director




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




Date: November 4, 2002             by:  /s/ Heather Hamby
                               Heather Hamby, President & Director

                           CERTIFICATIONS*
I, Heather Hamby, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Bronze Marketing, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 4, 2002   by:  /s/ Heather Hamby
                      Heather Hamby, President & Director
                     (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.