Form 10KSB
period 2002-12-31
BRONZE MARKETING INC
filed 2003-03-03
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-83351

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

The Issuer's revenues for its most recent fiscal year.         $5,700

As of February 24, 2003, the aggregate market value of voting stock held by non-affiliates was approximately $37,500.

The number of shares outstanding of the Issuer's common stock at December 31, 2002: 1,050,000

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

     (B)  BUSINESS OF COMPANY.

     Bronze Marketing was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful, the Company experienced losses from its inception and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

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

     Quarter Ended                 High                Low
     March 31, 2001                .53                 .53
     June 30, 2001                 .50                 .25
     September 30, 2001            .50                 .50
     December 31, 2001             .50                 .50

     March 31, 2002                .50                 .15
     June 30, 2002                 .50                 .50
     September 30, 2002            .50                 .50
     December 31, 2002             .50                 .50

     (B)  HOLDERS.

     As of February 19, 2003, there were about 47 record holders of the Company's Common Stock.

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

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to use funds received from sale and liquidation of the remaining inventory of artwork to provide general working capital during the next twelve months.

     The Company has experienced losses from its inception. The Company was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful and operations were discontinued as of December 31, 2002. The Company has no operating capital or income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital. Since the marketing of the artwork was unsuccessful, investors have lost the money invested and management will not attempt to pursue further efforts with respect to the marketing and sale of bronze sculptures and other artwork, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what
direction the Company will pursue, if any.   However, the Company presently
has no commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                           Term Served As    Positions
Name of Director  Age      Director/Officer  With Company

Heather Hamby      34      Since inception   President, Secretary-
                                             Treasurer & Director

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

ITEM 10.  EXECUTIVE COMPENSATION.

     Bronze Marketing has not paid any compensation to its executive officer and director to date. Bronze Marketing has no employment agreement with nor key man life insurance on management. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of Bronze Marketing. The officer does not devote full time or a significant amount of time to the affairs of Bronze Marketing, is not a full time employee and does not receive any salary or wage. We do not know how long this arrangement may continue, nor do we know how long the services of the officer will continue to be available.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


BRONZE MARKETING, INC.


By:   /s/ Heather Hamby                Date:   February 28, 2003
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Heather Hamby               Date:    February 28, 2003
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer




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




Date:   February 28, 2003          by:    /s/ Heather Hamby
                               Heather Hamby, President & Director

                           CERTIFICATIONS*
I, Heather Hamby, certify that:
1. I have reviewed this annual report on Form 10-KSB of Bronze Marketing, Inc., the registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 28, 2003  by:     /s/ Heather Hamby
                              Heather Hamby, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

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

                             DECEMBER 31, 2002

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                    F-1


        -  Balance Sheet, December 31, 2002                F-2


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on May 1, 1997
            through December 31, 2002                      F-3

        -  Statement of Stockholders' Equity (Deficit),
            from inception on May 1, 1997 through
            December 31, 2002                              F-4

        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on May 1, 1997
            through December 31, 2002                      F-5


        -  Notes to Financial Statements                F-6 - F-10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 1, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Bronze Marketing, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 1, 1997 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER, & HARDY, P.C.


January 17, 2003
Salt Lake City, Utah

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2002
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    1,901
                                                      ___________
        Total Current Assets                                1,901
                                                      ___________
                                                       $    1,901
                                                    ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $        -
  Advances from shareholders                               22,800
                                                      ___________
        Total Current Liabilities                          22,800
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                              1,050
  Capital in excess of par value                           51,926
  Deficit accumulated during the
   development stage                                     (73,875)
                                                      ___________
        Total Stockholders' Equity (Deficit)             (20,899)
                                                      ___________
                                                      $    1,901
                                                    ____________







 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                       For the        From Inception
                                     Years Ended         on May 1,
                                     December 31,      1997, Through
                                ______________________  December 31,
                                   2002       2001         2002
                                ___________  _________   __________
REVENUE                          $       -    $     -     $      -

EXPENSES:
  General and administrative             -          -            -
                                ___________  _________   __________
        Total Expenses                   -          -            -
                                ___________  _________   __________
LOSS BEFORE INCOME TAXES                 -          -            -

CURRENT TAX EXPENSE                      -          -            -

DEFERRED TAX EXPENSE                     -          -            -
                                ___________  _________   __________
LOSS FROM CONTINUING
  OPERATIONS                             -          -            -
                                ___________  _________   __________

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued bronze
   artwork marketing business
   (net of $0 in income taxes)      (6,385)    (6,469)     (73,209)
  Gain (loss) on disposal
   of discontinued operations
   (net of $0 in income taxes)           -          -            -
                                ___________  _________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                        (6,385)    (6,469)     (73,209)
                                ___________  _________   __________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                -          -         (666)
                                ___________  _________   __________
NET LOSS                          $ (6,385)  $ (6,469)   $ (73,875)
                                ___________  _________   __________
LOSS PER COMMON SHARE:
  Continuing operations                  -          -           -
  Operations of discontinued
    bronze artwork marketing
    business                          (.01)      (.01)       (.07)
  Gain (loss) on disposal of
    discontinued operations              -          -           -
  Cumulative effect of change
    in accounting principle              -          -        (.00)
                                ___________  _________   __________
  Net Loss Per Common Share       $   (.01)   $  (.01)    $  (.07)
                                ___________  _________   __________


The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2002


                                                         Capital    Deficit
                                                           in     Accumulated
                  Preferred Stock      Common Stock       Excess    During
                  _______________   __________________      of        the
                                                           Par    Development
                   Shares  Amount     Shares   Amount     Value       Stage
                  _______  ______   _________  _______   ________   _________
BALANCE,
 May 1, 1997            -  $    -           -  $     -     $    -   $      -

Issuance of 900,000
 shares of common
 stock for cash at
 $.006 per share,
 May 1997               -       -     900,000      900      4,500          -

Issuance of 100,000
 shares of common
 stock for cash at
 $.35 per share,
 net of offering
 costs of $4,924,
 June 1997              -       -     100,000      100     29,976          -

Net loss for the
 period ended
 December 31, 1997      -       -           -        -          -       (239)
                   ______  ______   _________  _______   ________   _________
BALANCE,
 December 31, 1997      -       -   1,000,000    1,000     34,476       (239)

Net loss for the
 year ended
 December 31, 1998      -       -           -        -          -       (504)
                   ______  ______   _________  _______   ________   _________
BALANCE,
 December 31, 1998      -       -   1,000,000    1,000     34,476       (743)

Issuance of 50,000
 shares of common
 stock for cash at
 $.35 per share,
 December 1999          -       -      50,000       50     17,450          -

Net loss for the
 year ended
 December 31, 1999      -       -           -        -          -    (42,245)
                   ______  ______   _________  _______   ________   _________
BALANCE,
 December 31, 1999      -       -   1,050,000    1,050     51,926    (42,988)

Net loss for the
 year ended
 December 31, 2000      -       -           -        -          -    (18,033)
                   ______  ______   _________  _______   ________   _________
BALANCE,
 December 31, 2000      -       -   1,050,000    1,050     51,926    (61,021)

Net loss for the
 year ended
 December 31, 2001      -       -           -        -          -     (6,469)
                   ______  ______   _________  _______   ________   _________
BALANCE,
 December 31, 2001      -       -   1,050,000    1,050     51,926    (67,490)

Net loss for the
 year ended
 December 31, 2002      -       -           -        -          -     (6,385)
                   ______  ______   _________  _______   ________   _________
BALANCE,
 December 31, 2002      -  $    -   1,050,000  $ 1,050   $ 51,926   $(73,875)
                   ______  ______   _________  _______   ________   _________



 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                          For the        From Inception
                                        Years Ended         on May 1,
                                        December 31,     1997, Through
                                    ___________________   December 31,
                                       2002      2001         2002
                                    _________  ________    __________
Cash Flows From
 Operating Activities:
  Net loss                          $  (6,385) $ (6,469)   $ (73,875)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Inventory adjustment                    -         -       11,725
    Bad debt expense - related party        -         -       25,860
    Effect of change in
     accounting principle                   -         -          666
    Amortization expense                    -         -          334
    Change in assets and liabilities:
      Decrease in inventory             5,700     6,025       11,725
      (Increase) in interest
       receivable - related party           -         -       (3,821)
      (Decrease) in accounts payable     (675)   (1,100)           -
                                    _________  ________    __________
        Net Cash (Used) by
         Operating Activities          (1,360)   (1,544)     (27,386)
                                    _________  ________    __________
Cash Flows From
 Investing Activities:
  Payment of organization costs             -         -       (1,000)
  (Increase) in note
    receivable - related party              -         -      (36,489)
  (Increase) in advance
    receivable - related party              -         -       (9,000)
                                    _________  ________    __________
        Net Cash (Used) by
         Investing Activities               -         -      (46,489)
                                    _________  ________    __________
Cash Flows From
 Financing Activities:
  Proceeds from common
   stock issuance                           -         -       57,900
  Proceeds from advances
   from shareholders                        -         -       22,800
  Stock offering costs                      -         -       (4,924)
                                    _________  ________    __________
        Net Cash Provided by
         Financing Activities               -         -       75,776
                                    _________  ________    __________
Net Increase (Decrease) in Cash        (1,360)   (1,544)       1,901

Cash at Beginning of Period             3,261     4,805            -
                                    _________  ________    __________
Cash at End of Period                $  1,901  $  3,261     $  1,901
                                    _________  ________    __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $      -  $      -     $      -
    Income taxes                     $      -  $      -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the years ended December 31, 2002 and 2001:
     None

  For the period from inception on May 1, 1997 through December 31, 2000:
     The Company expensed its remaining organizational costs of $666 in accordance with Statement of Position 98-5.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's president. The Company received royalties from the sale of the inventory. However, during 1999 the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The Company discontinued its bronze artwork marketing business effective December 31, 2002 [See Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is carried at the lower of cost or market using the First In, First Out method [See Note 3].

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

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 144 and has applied it to the year ended December 31, 2002.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2002, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                                                From
                                                              Inception
                                           For the               on
                                          Years Ended       May 1, 1997,
                                          December 31,         Through
                                      ______________________ December 31,
                                          2002       2001        2002
                                      ___________  _________  __________
    Revenue                            $   5,700   $  6,025   $  13,804
    Cost of goods sold                    (5,700)    (6,025)    (11,725)
    General and administrative            (6,385)    (6,469)    (41,524)
    Bad debt expense - related party           -          -     (25,860)
    Inventory adjustment                       -          -     (11,725)
    Interest income - related party            -          -       3,821
                                      ___________  _________  __________
    Net loss                           $  (6,385)  $ (6,469)  $ (73,209)
                                      ___________  _________  __________

NOTE 3 - INVENTORY

  Inventory consisted of finished bronze sculptures acquired from a relative of the Company's president [See Note 7]. The inventory was held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value. During 2002, the Company sold all of its remaining inventory to an art gallery.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002, an operating loss carryforward of approximately $73,900, which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $25,000 and $23,000 as of December 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2002 is approximately $2,000.

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

  Advances From Shareholders - At December 31, 2002, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due on demand and bear no interest.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                     For the          From Inception
                                   Years Ended          on May 1,
                                   December 31,       1997, Through
                              ______________________   December 31,
                                 2002        2001          2002
                              __________   _________    __________
  Loss from continuing
    operations (numerator)      $      -    $      -    $       -

  Loss from discontinued
    operations (numerator)        (6,385)     (6,469)     (73,209)

  Gain (loss) on disposal
    of discontinued
    operations (numerator)             -           -            -

  Cumulative effect of
    change in accounting
    principle (numerator)              -           -         (666)
                              __________   _________    __________

  Loss available to common
    shareholders (numerator)    $ (6,385)   $ (6,469)   $ (73,875)
                              __________   _________    __________
  Weighted average number
    of common shares
    outstanding during
    the period used in
    loss per share
    (denominator)              1,050,000   1,050,000    1,021,429
                              __________   _________    __________

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

NOTE 9 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  In 1997, the Company paid $1,000 in organization costs which reflect amounts expended to organize the Company. The Company was previously amortizing the costs, but during 1998, in accordance with Statement of Position 98-5, the Company expensed the remaining $666 in organization costs which has been accounted for as a change in accounting principle.