Form 10QSB
period 2003-03-31
BRONZE MARKETING INC
filed 2003-05-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.                  YES [X ]  NO [  ]

The number of $.001 par value common shares outstanding at March 31, 2003:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                    2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and from inception on May 1, 1997
            through March 31, 2003                                  3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and from inception on May 1, 1997
            through March 31, 2003                                  4


        -  Notes to Unaudited Condensed Financial Statements      5 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,869   $    1,901
                                         ___________  ___________
    Total Current Assets                       1,869        1,901
                                         ___________  ___________
                                          $    1,869   $    1,901
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,310   $        -
  Advances from shareholders                  22,800       22,800
                                         ___________  ___________
    Total Current Liabilities                 25,110       22,800
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                       (76,217)     (73,875)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (23,241)     (20,899)
                                         ___________  ___________
                                         $    1,869   $    1,901
                                        ___________  ___________






Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                      From
                                                                   Inception
                                           For the Three Months     on May 1,
                                              Ended March 31,     1997 Through
                                          ______________________     March 31,
                                             2003         2002        2003
                                          _________    _________    _________
REVENUE                                    $     -     $      -     $      -

EXPENSES:
  General and administrative                 2,342            -        2,342
                                          _________    _________    _________
LOSS BEFORE INCOME TAXES                    (2,342)           -       (2,342)

CURRENT TAX EXPENSE                              -            -            -

DEFERRED TAX EXPENSE                             -            -            -
                                          _________    _________    _________
LOSS FROM CONTINUING
  OPERATIONS                                (2,342)           -       (2,342)
                                          _________    _________    _________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze artwork
    marketing business (net of $0 in
    income taxes)                                -       (2,172)     (73,209)
  Gain (loss) on disposal of
    discontinued operations (net of
    $0 in income taxes)                          -            -            -
                                          _________    _________    _________
LOSS FROM DISCONTINUED
  OPERATIONS                                     -       (2,172)     (73,209)
                                          _________    _________    _________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        -            -         (666)
                                          _________    _________    _________
NET LOSS                                   $(2,342)    $ (2,172)    $(76,217)
                                          _________    _________    _________
LOSS PER COMMON SHARE:
  Continuing operations                    $  (.00)    $      -     $   (.00)
  Operations of discontinued bronze
    artwork marketing business                   -         (.00)        (.07)
  Gain (loss) on disposal of
    discontinued operations                      -            -            -
  Cumulative effect of change in
    accounting principle                         -            -         (.00)
                                          _________    _________    _________
  Net Loss Per Common Share                $  (.00)    $   (.00)    $   (.07)
                                          _________    _________    _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Three MonthsFrom Inception
                                          Ended March 31,on May 1, 1997
                                          _________________Through
                                            2003    2002March 31, 2003
                                          _____________________________

                                                                      From
                                                                   Inception
                                           For the Three Months     on May 1,
                                              Ended March 31,     1997 Through
                                          ______________________     March 31,
                                             2003         2002        2003
                                          _________    _________    _________

Cash Flows from Operating Activities:
 Net loss                                 $ (2,342)    $ (2,172)    $ (76,217)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Inventory adjustment                          -            -        11,725
   Bad debt expense - related party              -            -        25,860
   Effect of change in accounting
    principle                                    -            -           666
   Amortization expense                          -            -           334
   Changes in assets and liabilities:
    Decrease in inventory                        -            -        11,725
    (Increase) in interest
      receivable - related party                 -            -        (3,821)
    Increase in accounts payable             2,310        1,465         2,310
                                          _________    _________    _________
        Net Cash (Used) by
         Operating Activities                  (32)        (707)      (27,418)
                                          _________    _________    _________

Cash Flows from Investing Activities:
 Payment of organization costs                   -            -        (1,000)
 (Increase) in note receivable
    - related party                              -            -       (36,489)
 (Increase) in advance receivable
    - related party                              -            -        (9,000)
                                          _________    _________    _________
        Net Cash (Used) by
         Investing Activities                    -            -       (46,489)
                                          _________    _________    _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -            -        57,900
 Proceeds from advances
   from shareholders                             -            -        22,800
 Stock offering costs                            -            -        (4,924)
                                          _________    _________    _________
     Net Cash Provided by
      Financing Activities                       -            -        75,776
                                          _________    _________    _________

Net Increase (Decrease) in Cash                (32)        (707)        1,869

Cash at Beginning of Period                  1,901        3,261             -
                                          _________    _________    _________

Cash at End of Period                      $ 1,869      $ 2,554      $  1,869
                                          _________    _________    _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $     -      $     -      $      -
    Income taxes                           $     -      $     -      $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2003:
     None

  For the three months ended March 31, 2002:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's President. The Company received royalties from the sale of the inventory. During 1999, the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The Company discontinued its bronze artwork marketing business effective December 31, 2002 [See Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At
  March 31, 2003 and December 31, 2002, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                                                  From
                                                                Inception
                                         For the Three Months   on May 1,
                                            Ended March 31,   1997 Through
                                          __________________    March 31,
                                            2003      2002        2003
                                          ________  ________   __________
  Revenue                                 $     -   $     -    $  13,804
  Cost of goods sold                            -         -      (11,725)
  General and administrative               (2,342)   (2,172)     (43,866)
  Bad   debt  expense  -  related  party        -         -      (25,860)
  Inventory adjustment                          -         -      (11,725)
  Interest income - related party               -         -        3,821
  Cumulative Effect of change in
    accounting principle                        -         -         (666)
                                          ________  ________   __________
  Net   loss                              $(2,342)  $(2,172)   $ (76,217)
                                          ________  ________   __________

NOTE 3 - INVENTORY

  Inventory consisted of finished bronze sculptures acquired from a relative of the Company's president [See Note 7]. The inventory was held on consignment by art galleries and the Sculptor in Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value. During 2002, the Company sold its remaining inventory to an art gallery.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

  Common Stock Warrants - During 1999, the Company declared a dividend of 1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of October 27, 1999. All 1,000,000 warrants expired on June 30, 2002.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002, an operating loss carryforward of approximately $76,200, which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $25,900 and $25,000 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2003 is approximately $900.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Advances From Shareholders - At March 31, 2003 and December 31, 2002, shareholders of the Company had advanced a total of $22,800 to the Company. The advances are due on demand and bear no interest.

  Agreements - The Company had previously entered into an agreement with a relative of the Company's President that provided for the Company to finance the production of bronze sculptures and the Company was to be reimbursed the casting costs and receive a royalty of three to seven percent upon the sale of each sculpture produced. On January 1, 1998, this financing was converted into a 7% note receivable. On September 1, 1999, the Company entered into a new agreement with the relative of the Company's President. The new agreement provided for the Company to take ownership of the remaining sculpture inventory of the relative of the Company's President as payment in full on the advances, the note receivable and its related accrued interest of $9,000, $36,489 and $3,821, respectively, totaling $49,310. The Company valued the inventory at $23,450 which was the carry-over basis. The excess amount of $25,860 was recorded as bad debt expense.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                                                    From
                                                                  Inception
                                           For the Three Months   on May 1,
                                              Ended March 31,   1997 Through
                                          _____________________   March 31,
                                             2003        2002       2003
                                          _________   _________  _________
  Loss from continuing operations
    (numerator)                            $ (2,342)   $      -   $ (2,342)
  Loss from discontinued operations
    (numerator)                                   -      (2,172)   (73,209)
  Gain (loss) on disposal of discontinued
    operations (numerator)                        -           -          -
  Cumulative effect of change in accounting
    principle (numerator)                         -           -       (666)
                                          _________   _________  _________
  Loss available to common shareholders
    (numerator)                            $ (2,342)   $ (2,172)  $(76,217)
                                          _________   _________  _________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)  1,050,000   1,050,000  1,022,619
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


                         Bronze Marketing, Inc.



Date:   May 12, 2003          by:    /s/ Heather Hamby
                               Heather Hamby, President & Director




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




Date:   May 12, 2003          by:    /s/ Heather Hamby
                               Heather Hamby, President & Director

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




Date: May 12, 2003       by:     /s/ Heather Hamby
                         Heather Hamby, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.