Form 10QSB
period 2003-06-30
BRONZE MARKETING INC
filed 2003-08-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

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

The number of $.001 par value common shares outstanding at June 30, 2003:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                   2


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002 and from inception on May 1, 1997
             through June 30, 2003                                 3


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002 and from inception on May 1, 1997
             through June 30, 2003                                 4


        -    Notes to Unaudited Condensed Financial Statements   5 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      849   $    1,901
                                         ___________  ___________
    Total Current Assets                         849        1,901
                                         ___________  ___________
                                          $      849   $    1,901
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      778   $        -
  Advances from shareholders                  24,800       22,800
                                         ___________  ___________
    Total Current Liabilities                 25,578       22,800
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                       (77,705)     (73,875)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (24,729)     (20,899)
                                         ___________  ___________
                                         $      849   $    1,901
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                       From
                                                                     Inception
                                                                        on
                          For the Three Months  For the Six Months  May 1,1997
                              Ended June 30,     Ended June 30,       Through
                           ___________________  _________________    June 30,
                              2003      2002      2003       2002      2003
                           _________  ________  ________  ________   ________
REVENUE                     $     -   $     -   $     -   $     -    $      -

EXPENSES:
  General and
    administrative            1,488         -     3,830         -       3,830
                           _________  ________  ________  ________   ________
LOSS BEFORE INCOME TAXES     (1,488)        -    (3,830)        -      (3,830)

CURRENT TAX EXPENSE               -         -         -         -           -

DEFERRED TAX EXPENSE              -         -         -         -           -
                           _________  ________  ________  ________   ________
LOSS FROM CONTINUING
  OPERATIONS                 (1,488)        -    (3,830)        -      (3,830)
                           _________  ________  ________  ________   ________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued bronze
    artwork marketing
    business (net of $0 in
    income taxes)                 -    (1,521)        -    (3,693)    (73,209)
  Gain (loss) on disposal
    of discontinued
    operations (net of
    $0 in income taxes)           -         -         -         -           -
                           _________  ________  ________  ________   ________
LOSS FROM DISCONTINUED
  OPERATIONS                      -    (1,521)        -    (3,693)    (73,209)
                           _________  ________  ________  ________   ________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         -         -         -         -        (666)
                           _________  ________  ________  ________   ________
NET LOSS                    $(1,488)  $(1,521)  $(3,830)  $(3,693)   $(77,705)
                           _________  ________  ________  ________   ________
LOSS PER COMMON SHARE:
  Continuing operations     $  (.00)  $     -   $  (.00)  $     -    $   (.01)
  Operations of
    discontinued bronze
    artwork marketing
    business                      -      (.00)        -      (.00)       (.07)
  Gain (loss) on disposal
    of discontinued
    operations                    -         -         -         -           -
  Cumulative effect of
    change in accounting
    principle                     -         -         -         -        (.00)
                           _________  ________  ________  ________   ________
  Net Loss Per Common Share $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.08)
                           _________  ________  ________  ________   ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Six Months  From Inception
                                           Ended June 30,    on May 1, 1997
                                          _________________     Through
                                             2003      2002  June 30, 2003
                                          _________  ________  _________
Cash Flows from Operating Activities:
 Net loss                                  $(3,830)  $(3,693)  $(77,705)
 Adjustments to reconcile
   net loss to net cash
   used by operating activities:
  Inventory adjustment                           -         -     11,725
  Bad debt expense - related party               -         -     25,860
  Effect of change in accounting principle       -         -        666
  Amortization expense                           -         -        334
  Changes in assets and liabilities:
   Decrease in inventory                         -     5,700     11,725
   (Increase) in interest receivable
     - related party                             -         -     (3,821)
   Increase in accounts payable                778        50        778
                                          _________  ________  _________
        Net Cash (Used) by
         Operating Activities               (3,052)    2,057    (30,438)
                                          _________  ________  _________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -     (1,000)
 (Increase) in note receivable
    - related party                              -         -    (36,489)
 (Increase) in advance receivable
    - related party                              -         -     (9,000)
                                          _________  ________  _________
        Net Cash (Used) by
         Investing Activities                    -         -    (46,489)
                                          _________  ________  _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -         -     57,900
 Proceeds from advances from shareholders    2,000         -     24,800
 Stock offering costs                            -         -     (4,924)
                                          _________  ________  _________
     Net Cash Provided by
      Financing Activities                   2,000         -     77,776
                                          _________  ________  _________

Net Increase (Decrease) in Cash             (1,052)    2,057        849

Cash at Beginning of Period                  1,901     3,261          -
                                          _________  ________  _________

Cash at End of Period                      $   849    $5,318   $    849
                                          _________  ________  _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $     -    $    -   $      -
    Income taxes                           $     -    $    -   $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2003:
     None

  For the six months ended June 30, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2003 and December 31, 2002, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:
                                                                   From
                                                                  Inception
                               For the           For the             on
                              Three Months      Six Months      May 1, 1997
                            Ended June 30,     Ended June 30,     Through
                           _________________  _________________   June 30,
                             2003     2002     2003      2002       2003
                           _______  ________  _______  ________   ________
  Revenue                  $     -  $ 5,700   $     -  $ 5,700   $ 13,804
  Cost of goods sold             -   (5,700)        -   (5,700)   (11,725)
  General and
     administrative              -   (1,521)        -   (3,693)   (41,524)
  Bad  debt  expense
     -  related  party           -        -         -        -   (25,860)
  Inventory adjustment           -        -         -        -   (11,725)
  Interest income
     - related party             -        -         -        -      3,821
                           _______  ________  _______  ________   ________
  Net  loss                $     -  $(1,521)  $     -  $(3,693)  $(73,209)
                           _______  ________  _______  ________   ________

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

  Common Stock - In May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  In June 1997, the Company issued 100,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $.006 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

  In December 1999, the Company issued 50,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.)

  Common  Stock  Warrants  - In 1999, the Company  declared  a  dividend  of
  1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of October 27, 1999. All 1,000,000 warrants expired on June 30, 2002.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002, an operating loss carryforward of approximately $77,700, which may be applied against future taxable income and which expires in various years through 2023.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $26,400 and $25,000 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2003 is approximately $1,400.

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

  Advances From Shareholders - At June 30, 2003 and December 31, 2002, shareholders of the Company had advanced a total of $24,800 and $22,800, respectively, to the Company. The advances are due on demand and bear no interest.

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                                       From
                                                                     Inception
                         For the Three Months    For the Six Months  on May 1,
                            Ended June 30,        Ended June 30,   1997 Through
                         ____________________  ____________________   June 30,
                             2003      2002      2003        2002      2003
                         _________  _________  _________  _________  _________
  Loss from continuing
    operations
    (numerator)          $ (1,488)  $      -   $ (3,830)  $      -   $ (3,830)
  Loss from discontinued
    operations
    (numerator)                 -     (1,521)         -     (3,693)   (73,209)
  Gain (loss) on disposal
    of discontinued
    operations
    (numerator)                 -          -          -          -          -
  Cumulative effect of
    change in accounting
    principle
    (numerator)                 -          -          -          -       (666)
                         _________  _________  _________  _________  _________
  Loss available to
    common shareholders
    (numerator)          $ (1,488)  $ (1,521)  $ (3,830)  $ (3,693)  $(77,705)
                         _________  _________  _________  _________  _________
  Weighted average
    number of common
    shares outstanding
    during the period
    used in loss per
    share (denominator)  1,050,000  1,050,000  1,050,000  1,050,000  1,023,726
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


                              Bronze Marketing, Inc.



Date:   August 11, 2003            by:    /s/ Heather Hamby

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




Date:   August 11, 2003            by:    /s/ Heather Hamby

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




Date: August 11, 2003         by:     /s/ Heather Hamby
                              Heather Hamby, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.