Form 10QSB
period 2003-09-30
BRONZE MARKETING INC
filed 2003-11-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

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

The number of $.001 par value common shares outstanding at September 30, 2003:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -   Unaudited Condensed Balance Sheets,
            September 30, 2003 and December 31, 2002              2


        -   Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2003 and 2002 and from inception on May 1, 1997
            through September 30, 2003                            3


        -   Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2003
            and 2002 and from inception on May 1, 1997
            through September 30, 2003                            4


        -   Notes to Unaudited Condensed Financial Statements   5 - 9

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $    1,901
                                         ___________  ___________
    Total Current Assets                           -        1,901
                                         ___________  ___________
                                          $        -   $    1,901
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Bank overdraft                          $      114   $        -
  Advances from shareholders                  25,800       22,800
                                         ___________  ___________
    Total Current Liabilities                 25,914       22,800
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,050,000 shares issued and
   outstanding                                 1,050        1,050
  Capital in excess of par value              51,926       51,926
  Deficit accumulated during the
    development stage                       (78,890)     (73,875)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)   (25,914)     (20,899)
                                         ___________  ___________
                                         $        -   $    1,901
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       From
                                                                     Inception
                              For the Three      For the Nine           on
                              Months Ended       Months Ended       May 1, 1997
                              September 30,      September 30,       Through
                            __________________  __________________   September
                              2003      2002      2003      2002     30, 2003
                            ________  ________  ________  ________   _________
REVENUE                     $     -   $     -   $     -   $     -    $      -

EXPENSES:
  General and
    administrative            1,185         -     5,015         -       5,015
                            ________  ________  ________  ________   _________
LOSS BEFORE INCOME TAXES     (1,185)        -    (5,015)        -      (5,015)

CURRENT TAX EXPENSE               -         -         -         -           -

DEFERRED TAX EXPENSE              -         -         -         -           -
                            ________  ________  ________  ________   _________
LOSS FROM CONTINUING
  OPERATIONS                 (1,185)        -    (5,015)        -      (5,015)
                            ________  ________  ________  ________   _________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze
    artwork marketing
    business (net of $0
    in income taxes)              -    (1,466)        -    (5,159)    (73,209)
  Gain (loss) on disposal
    of discontinued
    operations (net of
    $0 in income taxes)           -         -         -         -           -
                            ________  ________  ________  ________   _________
LOSS FROM DISCONTINUED
  OPERATIONS                      -    (1,466)        -    (5,159)    (73,209)
                            ________  ________  ________  ________   _________

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                       -         -         -         -        (666)
                            ________  ________  ________  ________   _________
NET LOSS                    $(1,185)  $(1,466)  $(5,015)  $(5,159)   $(78,890)
                            ________  ________  ________  ________   _________
LOSS PER COMMON SHARE:
  Continuing operations     $  (.00)  $     -   $  (.00)  $     -    $   (.01)
  Operations of
    discontinued bronze
    artwork marketing
    business                      -      (.00)        -      (.00)       (.07)
  Gain (loss) on disposal
    of discontinued
    operations                    -         -         -         -           -
  Cumulative effect of
    change in accounting
    principle                     -         -         -         -        (.00)
                            ________  ________  ________  ________   _________
  Net Loss Per Common Share $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.08)
                            ________  ________  ________  ________   _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                From
                                                               Inception
                                                               on May 1,
                                          For the Nine Months    1997
                                          Ended September 30,  Through
                                          ___________________  September
                                             2003      2002    30, 2003
                                          _________  ________  ________
Cash Flows from Operating Activities:
 Net loss                                 $ (5,015)  $(5,159)  $(78,890)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Inventory adjustment                           -         -     11,725
  Bad debt expense - related party               -         -     25,860
  Effect of change in accounting principle       -         -        666
  Amortization expense                           -         -        334
  Changes in assets and liabilities:
   Decrease in inventory                         -     5,700     11,725
   (Increase) in interest receivable
     - related party                             -         -     (3,821)
   Increase in accounts payable                  -     1,025          -
                                          _________  ________  ________
        Net Cash (Used) by
         Operating Activities               (5,015)    1,566    (32,401)
                                          _________  ________  ________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -     (1,000)
 (Increase) in note receivable
    - related party                              -         -    (36,489)
 (Increase) in advance receivable
    - related party                              -         -     (9,000)
                                          _________  ________  ________
        Net Cash (Used) by
         Investing Activities                    -         -    (46,489)
                                          _________  ________  ________

Cash Flows from Financing Activities:
 Proceeds from bank overdraft                  114         -        114
 Proceeds from common stock issuance             -         -     57,900
 Proceeds from advances from shareholders    3,000         -     25,800
 Stock offering costs                            -         -     (4,924)
                                          _________  ________  ________
     Net Cash Provided by
      Financing Activities                   3,114         -     78,890
                                          _________  ________  ________

Net Increase (Decrease) in Cash             (1,901)    1,566          -

Cash at Beginning of Period                  1,901     3,261          -
                                          _________  ________  ________

Cash at End of Period                     $      -    $4,827   $      -
                                          _________  ________  ________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $      -    $    -   $      -
    Income taxes                          $      -    $    -   $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2003:
     None

  For the nine months ended September 30, 2002:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's President. The Company received royalties from the sale of the inventory. In 1999, the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The Company discontinued its bronze artwork marketing business effective December 31, 2002 [See
  Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At September 30, 2003 and December 31, 2002, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                                                     From
                                                                   Inception
                              For the Three      For the Nine      On May 1,
                              Months Ended       Months Ended        1997
                              September 30,      September 30,      Through
                           __________________  __________________  September
                             2003      2002      2003      2002     30, 2003
                           ________  ________  ________  ________  _________
  Revenue                  $     -   $     -   $     -   $ 5,700   $ 13,804
  Cost of goods sold             -         -         -    (5,700)   (11,725)
  General and
    administrative               -    (1,466)        -    (5,159)   (41,524)
  Bad debt expense
    - related party              -         -         -         -    (25,860)
  Inventory adjustment           -         -         -         -    (11,725)
  Interest income
    - related party              -         -         -         -      3,821
                           ________  ________  ________  ________  _________
  Net  loss                $     -   $(1,466)  $     -   $(5,159)  $(73,209)
                           ________  ________  ________  ________  _________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

  Inventory consisted of finished bronze sculptures acquired from a relative of the Company's president [See Note 7]. The inventory was held on consignment by art galleries and the Sculptor in Utah, Wyoming and Colorado. In 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value. In 2002, the Company sold its remaining inventory to an art gallery.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

  Common Stock - In May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  In June 1997, the Company issued 100,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $.006 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

  In December 1999, the Company issued 50,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.)

  Common  Stock  Warrants  - In 1999, the Company  declared  a  dividend  of
  1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of October 27, 1999. All 1,000,000 warrants expired on June 30, 2002.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003, an operating loss carryforward of approximately $78,900, which may be applied against future taxable income and which expires in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $26,800 and $25,000 as of September 30, 2003 and December 31, 2002,
  respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2003 is approximately $1,800.

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

  Advances From Shareholders - At September 30, 2003 and December 31, 2002, shareholders of the Company had advanced a total of $25,800 and $22,800, respectively, to the Company. The advances are due on demand and bear no interest.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                                        From
                                                                      Inception
                             For the Three         For the Nine       on May 1,
                             Months Ended          Months Ended         1997
                             September 30,         September 30,       Through
                          ____________________  ____________________  September
                             2003       2002       2003       2002     30, 2003
                          _________  _________  _________  _________  _________
  Loss from continuing
    operations
    (numerator)           $ (1,185)  $      -   $ (5,015)  $      -   $ (5,015)
  Loss from discontinued
    operations
    (numerator)                  -     (1,466)         -     (5,159)   (73,209)
  Gain (loss) on disposal
    of discontinued
    operations (numerator)       -          -          -          -          -
  Cumulative effect of
    change in accounting
    principle (numerator)        -          -          -          -       (666)
                          _________  _________  _________  _________  _________
  Loss available to
    common shareholders
    (numerator)           $ (1,185)  $ (1,466)  $ (5,015)  $ (5,159)  $(78,890)
                          _________  _________  _________  _________  _________
  Weighted average
    number of common
    shares outstanding
    during the period
    used in loss per
    share (denominator)   1,050,000  1,050,000  1,050,000  1,050,000  1,024,758
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

NOTE 10 - SUBSEQUENT EVENT

  Shareholder Advance - In October 2003, a shareholder of the Company advanced $500 to the Company. The advance is due on demand and bears no interest.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Bronze Marketing, Inc.



Date:   November 10, 2003          by:    /s/ Heather Hamby
                                    Heather Hamby, President & Director