Form 10KSB
period 2003-12-31
BRONZE MARKETING INC
filed 2004-03-17
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2003    Commission File No. 333-
83351

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

As of March 12, 2004, the aggregate market value of voting stock held by non-affiliates was approximately $76,500.

The number of shares outstanding of the Issuer's common stock at December 31, 2003: 1,500,000

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

     During December 1999, the Company offered and sold, and agreed to issue, 50,000 additional shares of its authorized, but previously unissued, common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.) During November 2003, the Company issued 450,000 additional shares of common stock as payment in full of outstanding legal fees incurred in connection with a proposed acquisition that was not consummated. This increased the total issued and outstanding common stock to 1,500,000 shares.

     (B)  BUSINESS OF COMPANY.

     Bronze Marketing was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful, the Company experienced losses from its inception and operations were eventually discontinued as of December 31, 2002. The Company is not presently engaged in any significant business activities and has no operations or assets. Presently the Company's principal activity has been to investigate potential acquisitions. During 2003, the Company had not located any suitable potential business acquisition and had no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

     However, on March 15, 2004, Bronze Marketing announced that it has entered into an agreement to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. The proposed acquisition is subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, will involve common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The Holder Hospitality Group owns the Silver Club Hotel & Casino in the Reno-Sparks area of Nevada and is looking to continue its growth through acquisitions.

ITEM 2.   DESCRIPTION OF PROPERTY.

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

     Quarter Ended                 High                Low
     March 31, 2002                .50                 .15
     June 30, 2002                 .50                 .50
     September 30, 2002            .50                 .50
     December 31, 2002             .50                 .50

     March 31, 2003                .25                 .25
     June 30, 2003                 .25                 .25
     September 30, 2003            .25                 .03
     December 31, 2003             .30                 .30

     (B)  HOLDERS.

     As of February 19, 2004, there were 46 record holders of the Company's Common Stock.

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

PLAN OF OPERATIONS.

     The Company is not presently engaged in any significant business activities and has no operations or assets. Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital. The Company's current operating plan is to
(i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition.

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

     However, on March 15, 2004, Bronze Marketing announced that it has entered into an agreement to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. The proposed acquisition is subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, will involve common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The Holder Hospitality Group owns the Silver Club Hotel & Casino in the Reno-Sparks area of Nevada and is looking to continue its growth through acquisitions.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                           Term Served As    Positions
Name of Director  Age      Director/Officer  With Company

Heather Hamby     35       Since inception   President, Secretary-
                                             Treasurer & Director

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

                            Title of  Amount & Nature of   % of
Name and Address             Class    Beneficial Ownership Class
Heather Hamby               Common    500,000 shares       33.3%
426 S. 1000 E. #704
SLC, UT 84102

All officers and directors  Common    500,000 shares       33.3%
as a group (1 person)

Lynn Dixon                  Common    400,000 shares       26.7%
311 S. State, #460
SLC, UT 84111

Thomas G. Kimble            Common    450,000 shares       30%
311 S. State, Suite 440
Salt Lake City, UT 84111

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

     During November 2003, the Company issued 450,000 additional shares of restricted common stock to Thomas G. Kimble, as payment in full for cash advances and legal fees, in the amount of $112,500 ($.25 per share).

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,570 for the fiscal year ended December 31, 2002 and $3,685 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $200 for the fiscal year ended December 31, 2002 and $218 for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2003                  2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on May 1, 1997
            through December 31, 2003                        3

        -  Statement of Stockholders' Equity (Deficit),
            from inception on May 1, 1997 through
            December 31, 2003                              4 - 5

        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on May 1, 1997
            through December 31, 2003                        6


        -  Notes to Financial Statements                   7 - 12

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on May 1, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Bronze Marketing, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on May 1, 1997 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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


February 2, 2004
Salt Lake City, Utah

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $      681
                                                      ___________
        Total Current Assets                                  681
                                                      ___________
                                                       $      681
                                                     ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      685
  Advances from shareholders                               27,300
                                                      ___________
        Total Current Liabilities                          27,985
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                              1,500
  Capital in excess of par value                          163,976
  Deficit accumulated during the
   development stage                                    (192,780)
                                                      ___________
        Total Stockholders' Equity (Deficit)             (27,304)
                                                      ___________
                                                      $      681
                                                     ____________







 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                        For the           From Inception
                                        Year Ended           on May 1,
                                        December 31,      1997, Through
                                    ______________________ December 31,
                                       2003        2002         2003
                                    __________  __________   __________
REVENUE                             $       -   $       -    $       -

EXPENSES:
  General and administrative            6,405           -        6,405
  Loss on unsuccessful acquisition    112,500           -      112,500
                                    __________  __________   __________
        Total Expenses                118,905           -      118,905
                                    __________  __________   __________
LOSS BEFORE INCOME TAXES             (118,905)          -     (118,905)

CURRENT TAX EXPENSE                         -           -            -

DEFERRED TAX EXPENSE                        -           -            -
                                    __________  __________   __________
LOSS FROM CONTINUING
  OPERATIONS                         (118,905)          -     (118,905)
                                    __________  __________   __________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze
    artwork marketing business
    (net of $0 in income taxes)             -      (6,385)     (73,209)
  Gain (loss) on disposal of
    discontinued operations
    (net of $0 in income taxes)             -           -            -
                                    __________  __________   __________
LOSS FROM DISCONTINUED OPERATIONS           -      (6,385)     (73,209)
                                    __________  __________   __________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                   -           -         (666)
                                    __________  __________   __________
NET LOSS                            $(118,905)  $  (6,385)   $(192,780)
                                    __________  __________   __________
LOSS PER COMMON SHARE:
  Continuing operations                  (.11)          -         (.12)
  Operations of discontinued
     bronze artwork marketing
     business                               -        (.01)        (.07)
  Gain (loss) on disposal of
     discontinued operations                -           -            -
  Cumulative effect of change in
     accounting principle                   -           -         (.00)
                                    __________  __________   __________
  Net Loss Per Common Share         $    (.11)  $    (.01)   $    (.19)
                                    __________  __________   __________

The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2003


                                                           Capital    Deficit
                                                             in    Accumulated
                     Preferred Stock     Common Stock      Excess   During the
                    ________________  __________________   of Par  Development
                      Shares  Amount   Shares    Amount    Value     Stage
                    ________  ______  _________  _______  ________  __________
BALANCE,
 May 1, 1997             -    $    -          -  $     -  $      -  $       -

Issuance of 900,000
  shares of common
  stock for cash at
  $.006 per share,
  May 1997               -         -    900,000      900     4,500          -

Issuance of 100,000
  shares of common
  stock for cash at
  $.35 per share,
  net of offering
  costs of $4,924,
  June 1997              -         -    100,000      100    29,976          -

Net loss for the
  period ended
  December 31, 1997      -         -          -        -         -       (239)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 1997       -         -  1,000,000    1,000    34,476       (239)

Net loss for the
  year ended
  December 31, 1998      -         -          -        -         -       (504)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 1998       -         -  1,000,000    1,000    34,476       (743)

Issuance of 50,000
  shares of common
  stock for cash at
  $.35 per share,
  December 1999          -         -     50,000       50    17,450          -

Net loss for the
  year ended
  December 31, 1999      -         -          -        -         -    (42,245)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 1999       -         -  1,050,000    1,050    51,926    (42,988)

Net loss for the
  year ended
  December 31, 2000      -         -          -        -         -    (18,033)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 2000       -         -  1,050,000    1,050    51,926    (61,021)

Net loss for the
  year ended
  December 31, 2001      -         -          -        -         -     (6,469)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 2001       -         -  1,050,000    1,050    51,926    (67,490)

Net loss for the
  year ended
  December 31, 2002      -         -          -        -         -     (6,385)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 2002       -         -  1,050,000    1,050    51,926    (73,875)




                                [Continued]

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2003

                                [Continued]



                                                           Capital    Deficit
                                                             in    Accumulated
                     Preferred Stock     Common Stock      Excess   During the
                    ________________  __________________   of Par  Development
                      Shares  Amount   Shares    Amount    Value     Stage
                    ________  ______  _________  _______  ________  __________

Issuance of 450,000
 shares of common
 stock at $.25
 per share,
 November 2003             -       -    450,000      450   112,050          -

Net loss for the
 year ended
 December 31, 2003         -       -          -        -         -   (118,905)
                    ________  ______  _________  _______  ________  __________
BALANCE,
 December 31, 2003         -  $    -  1,500,000  $ 1,500  $163,976  $(192,780)
                    ________  ______  _________  _______  ________  __________































 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                             For the          From Inception
                                            Year Ended           on May 1,
                                            December 31,      1997, Through
                                       _______________________ December 31,
                                          2003         2002         2003
                                       __________   __________   __________
Cash Flows From Operating Activities:
  Net loss                             $(118,905)   $  (6,385)   $(192,780)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Non-cash stock issued for
     services rendered                   112,500            -      112,500
    Inventory adjustment                       -            -       11,725
    Bad debt expense
     - related party                           -            -       25,860
    Effect of change in
     accounting principle                      -            -          666
    Amortization expense                       -            -          334
    Change in assets and
     liabilities:
      Decrease in inventory                    -        5,700       11,725
      (Increase) in interest
       receivable - related party              -            -       (3,821)
      (Decrease) in accounts payable         685         (675)         685
                                       __________   __________   __________
        Net Cash (Used) by
         Operating Activities             (5,720)      (1,360)     (33,106)
                                       __________   __________   __________
Cash Flows From Investing Activities:
  Payment of organization costs                -            -       (1,000)
  (Increase) in note receivable
    - related party                            -            -      (36,489)
  (Increase) in advance receivable
    - related party                            -            -       (9,000)
                                       __________   __________   __________
        Net Cash (Used) by
         Investing Activities                  -            -      (46,489)
                                       __________   __________   __________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -            -       57,900
  Proceeds from advances from
   shareholders                            4,500            -       27,300
  Stock offering costs                         -            -       (4,924)
                                       __________   __________   __________
        Net Cash Provided by
         Financing Activities              4,500            -       80,276
                                       __________   __________   __________
Net Increase (Decrease) in Cash           (1,220)      (1,360)         681

Cash at Beginning of Period                1,901        3,261            -
                                       __________   __________   __________
Cash at End of Period                   $    681    $   1,901    $     681
                                       __________   __________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                            $      -    $       -    $       -
    Income taxes                        $      -    $       -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the years ended December 31, 2003 and 2002:
     None

  For the period from inception on May 1, 1997 through December 31, 2001:
     The Company expensed its remaining organizational costs of $666 in accordance with Statement of Position 98-5.

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

  Discontinuance of Proposed Acquisition Evaluation - In connection with an evaluation of a potential acquisition of a telecommunications company doing business in San Diego, California, the Company incurred legal costs related to the proposed acquisition and advanced cash to the target company. In November 2003, the Company issued 450,000 shares of common stock valued at $.25 per share (based on a 50 % discount for being restricted stock) to pay the legal fees and reimburse the advanced costs. As of December 31, 2003, the evaluation of the proposed acquisition was terminated and all costs incurred were expensed as of December 31, 2003.

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

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                          For the         From Inception
                                         Year Ended          on May 1,
                                         December 31,      1997, Through
                                     _____________________  December 31,
                                        2003       2002        2003
                                     _________  __________   __________
    Revenue                          $       -  $   5,700    $  13,804
    Cost of goods sold                       -     (5,700)     (11,725)
    General and administrative               -     (6,385)     (41,524)
    Bad debt expense - related party         -          -      (25,860)
    Inventory adjustment                     -          -      (11,725)
    Interest income - related party          -          -        3,821
                                     _________  __________   __________
    Net loss                         $       -  $  (6,385)   $ (73,209)
                                     _________  __________   __________

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

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

  Common Stock - During May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  During June 1997, the Company issued 100,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $.35 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

  During December 1999, the Company issued 50,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share).

  During November 2003, the Company issued 450,000 shares of its previously authorized, but unissued common stock for services rendered and costs advanced valued at $112,500 (or $.25 per share).

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003, an operating loss carryforward of approximately $192,800, which may be applied against future taxable income and which expires in various years through 2023.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $65,500 and $25,000 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $40,500.

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

  Advances From Shareholders - At December 31, 2003, shareholders of the Company had advanced a total of $27,300 to the Company. The advances are due on demand and bear no interest.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Agreements - The Company had previously entered into an agreement with a relative of the Company's president that provided for the Company to finance the production of bronze sculptures and the Company was to be reimbursed the casting costs and receive a royalty of three to seven percent upon the sale of each sculpture produced. On January 1, 1998, this financing was converted into a 7% note receivable. On September 1, 1999, the Company entered into a new agreement with the relative of the Company's president. The new agreement provided for the Company to take ownership of the remaining sculpture inventory of the relative of the Company's president as payment in full on the advances, the note receivable and its related accrued interest of $9,000, $36,489 and $3,821, respectively, totaling $49,310. The Company valued the inventory at $23,450, which was the carry-over basis. The excess amount of $25,860 was recorded as bad debt expense in 1999.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                       For the        From Inception
                                      Year Ended         on May 1,
                                     December 31,      1997, Through
                               _____________________   December 31,
                                   2003       2002        2003
                               _________   _________    _________
  Loss from continuing
   operations (numerator)      $(118,905)  $      -     $(118,905)

  Loss from discontinued
   operations (numerator)              -     (6,385)      (73,209)

  Gain (loss) on disposal
   of discontinued
   operations (numerator)              -          -             -

  Cumulative effect of
   change in accounting
   principle (numerator)               -          -          (666)
                               _________   _________    _________
  Loss available to common
   shareholders (numerator)    $(118,905)  $ (6,385)    $(192,780)
                               _________   _________    _________
  Weighted average number
   of common shares
   outstanding during
   the period used in
   loss per share
   (denominator)               1,100,548   1,050,000    1,033,289
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

                       NOTES TO FINANCIAL STATEMENTS

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


BRONZE MARKETING, INC.


By:   /s/ Heather Hamby                   Date:   March 16, 2004
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Heather Hamby                  Date:    March 16, 2004
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.