Form 10QSB
period 2004-03-31
BRONZE MARKETING INC
filed 2004-05-17
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2004

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

The number of $.001 par value common shares outstanding at March 31, 2004:
1,050,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2004

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003            2


        -    Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and from inception on May 1, 1997
            through March 31, 2004                          3


        -    Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and from inception on May 1, 1997
            through March 31, 2004                          4


        -  Notes to Unaudited Condensed Financial
	   Statements                                   5 - 9

                         BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      944   $      681
                                         ___________  ___________
        Total Current Assets                     944          681
                                         ___________  ___________
                                          $      944   $      681
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,816   $      685
  Advances from shareholders                  28,300       27,300
                                         ___________  ___________
        Total Current Liabilities             31,116       27,985
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                 1,500        1,500
  Capital in excess of par value             163,976      163,976
  Deficit accumulated during the
    development stage                       (195,648)    (192,780)
                                         ___________  ___________
        Total Stockholders' Equity
        (Deficit)                            (30,172)     (27,304)
                                         ___________  ___________
                                          $      944   $      681
                                         ___________  ___________






Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                      For the Three Months  From Inception
                                        Ended March 31,     on May 1, 1997
                                      ____________________    Through
                                         2004       2003    March 31, 2004
                                      _________  _________  ______________
REVENUE                               $       -  $       -  $            -

EXPENSES:
  General and administrative              2,868      2,342           9,273
  Loss on unsuccessful acquisition            -          -         112,500
                                      _________  _________  ______________
        Total Expenses                    2,868      2,342         121,773
                                      _________  _________  ______________
LOSS BEFORE INCOME TAXES                 (2,868)    (2,342)       (121,773)

CURRENT TAX EXPENSE                           -          -               -

DEFERRED TAX EXPENSE                          -          -               -
                                      _________  _________  ______________
LOSS FROM CONTINUING
  OPERATIONS                             (2,868)    (2,342)       (121,773)
                                      _________  _________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze artwork
    marketing business (net of $0
    in income taxes)                          -          -         (73,209)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                    -          -               -
                                      _________  _________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                  -          -         (73,209)
                                      _________  _________  ______________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     -          -            (666)
                                      _________  _________  ______________
NET LOSS                              $  (2,868) $  (2,342) $     (195,648)
                                      _________  _________  ______________
LOSS PER COMMON SHARE:
  Continuing operations               $    (.00) $    (.00) $         (.12)
  Operations of discontinued bronze
    artwork marketing business                -          -            (.07)
  Gain (loss) on disposal of
    discontinued operations                   -          -               -
  Cumulative effect of change in
    accounting principle                      -          -            (.00)
                                      _________  _________  ______________
  Net Loss Per Common Share           $    (.00) $    (.00) $         (.19)
                                      _________  _________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                      For the Three Months  From Inception
                                         Ended March 31,    on May 1, 1997
                                      ____________________     Through
                                         2004       2003    March 31, 2004
                                      _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net loss                             $  (2,868) $  (2,342) $     (195,648)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Noncash stock issued for
    services rendered                         -          -         112,500
  Inventory adjustment                        -          -          11,725
  Bad debt expense - related
    party                                     -          -          25,860
  Effect of change in accounting
    principle                                 -          -             666
  Amortization expense                        -          -             334
  Changes in assets and
    liabilities:
   Decrease in inventory                      -          -          11,725
   (Increase) in interest
     receivable - related party               -          -          (3,821)
   Increase in accounts payable           2,131      2,310           2,816
                                      _________  _________  ______________
        Net Cash (Used) by
          Operating Activities             (737)       (32)        (33,843)
                                      _________  _________  ______________

Cash Flows from Investing
  Activities:
 Payment of organization costs                -          -          (1,000)
 (Increase) in note
   receivable - related party                 -          -         (36,489)
 (Increase) in advance
   receivable - related party                 -          -          (9,000)
                                      _________  _________  ______________
        Net Cash (Used) by
          Investing Activities                -          -         (46,489)
                                      _________  _________  ______________

Cash Flows from Financing
  Activities:
 Proceeds from common stock
   issuance                                   -          -          57,900
 Proceeds from advances from
   shareholders                           1,000          -          28,300
 Stock offering costs                         -          -          (4,924)
                                      _________  _________  ______________
     Net Cash Provided by
       Financing Activities               1,000          -          81,276
                                      _________  _________  ______________

Net Increase (Decrease) in Cash             263        (32)            944

Cash at Beginning of Period                 681      1,901               -
                                      _________  _________  ______________

Cash at End of Period                 $     944  $   1,869  $          944
                                      _________  _________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $       -  $       -  $            -
    Income taxes                      $       -  $       -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2004:
     None

  For the three months ended March 31, 2003:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company's President. The Company received royalties from the sale of the inventory. However, during 1999, the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The Company discontinued its bronze artwork marketing business effective December 31, 2002 [See Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Revenue Recognition - The Company currently has no sources of revenue.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At
  March 31, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                      For the Three Months  From Inception
                                        Ended March 31,     on May 1, 1997
                                      ____________________     Through
                                         2004      2003     March 31, 2004
                                      _________  _________  ______________
  Revenue                             $       -  $       -  $       13,804
  Cost of goods sold                          -          -         (11,725)
  General and administrative                  -          -         (41,524)
  Bad   debt  expense  -  related
    party                                     -          -         (25,860)
  Inventory adjustment                        -          -         (11,725)
  Interest income - related party             -          -           3,821
                                      _________  _________  ______________
  Net loss                            $       -  $       -  $      (73,209)
                                      _________  _________  ______________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

  During November 2003, the Company issued 450,000 shares of its previously authorized but unissued stock for services rendered and costs advanced at $112,500 (or $.25 per share).

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004, an operating loss carryforward of approximately $195,600, which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $66,500 and $65,500 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2004 is approximately $1,000.

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

  Advances From Shareholders - At March 31, 2004 and December 31, 2003, shareholders of the Company had advanced a total of $28,300 and $27,300 respectively to the Company. The advances are due on demand and bear no interest.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                      For the Three Months  From Inception
                                        Ended March 31,     on May 1, 1997
                                      ____________________     Through
                                         2004       2003    March 31, 2004
                                      _________  _________  ______________
  Loss from continuing operations
    (numerator)                       $  (2,868) $  (2,342) $     (121,773)
  Loss from discontinued operations
    (numerator)                               -          -         (73,209)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                               -          -               -
  Cumulative effect of change in
    accounting principle
    (numerator)                               -          -            (666)
                                      _________  _________  ______________
  Loss available to common
    shareholders (numerator)          $  (2,868) $  (2,342) $     (195,648)
                                      _________  _________  ______________
  Weighted average number of
    common shares outstanding
    during the period used in loss
    per share (denominator)           1,500,000  1,050,000       1,050,102
                                      _________  _________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act. During the past three years, the only securities that the issuer sold without registering the securities under the Securities Act was in November 2003, when the Company issued 450,000 additional shares of restricted common stock to Thomas G. Kimble, as payment in full for cash advances and legal fees, in the amount of $112,500 ($.25 per share). This increased the total issued and outstanding common stock to 1,500,000 shares. The Company issued these shares in reliance upon the exemption provided by Section 4(2) under the Securities Act, for transactions by an issuer not involving any public offering. No public solicitation was employed, the purchaser bought the securities with investment intent and the securities are restricted securities as that term is defined in Rule 144.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b)Reports on Form 8-K. A Form 8-K dated March 15, 2004, was filed March 31, 2004, reporting that during the quarter for which this report is filed, the Registrant entered into an agreement to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada, that owns the Silver Club Hotel and Casino in the Reno-Sparks area of Nevada.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Bronze Marketing, Inc.



Date:   May 17, 2004               by:    /s/ Heather Hamby
                                    Heather Hamby, President & Director