Form 10QSB
period 2004-06-30
BRONZE MARKETING INC
filed 2004-08-16
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

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

The number of $.001 par value common shares outstanding at June 30, 2004:
1,500,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -    Unaudited Condensed Balance Sheets,
              June 30, 2004 and December 31, 2003                  2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2004
              and 2003 and from inception on May 1, 1997
              through June 30, 2004                                3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2004
              and 2003 and from inception on May 1, 1997
              through June 30, 2004                                4


        -    Notes to Unaudited Condensed Financial Statements   5 - 9

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $      681
                                         ___________  ___________
        Total Current Assets                       -          681
                                         ___________  ___________
                                          $        -   $      681
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      685
  Advances from related parties               31,317       27,300
                                         ___________  ___________
        Total Current Liabilities             31,317       27,985
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                 1,500        1,500
  Capital in excess of par value             163,976      163,976
  Deficit accumulated during the
    development stage                       (196,793)    (192,780)
                                         ___________  ___________
        Total Stockholders'
         Equity (Deficit)                    (31,317)     (27,304)
                                         ___________  ___________
                                         $         -  $       681
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on May 1, 1997
                     ____________________  __________________     Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
REVENUE              $        - $       -  $      - $       -  $            -

EXPENSES:
  General and
   administrative         1,145      1,488    4,013     3,830          10,418
  Loss on
   unsuccessful
   acquisition                -         -         -         -         112,500
                     __________ _________  ________ _________  ______________
        Total
         Expenses        (1,145)   (1,488)   (4,013)    3,830         122,918
                     __________ _________  ________ _________  ______________
LOSS BEFORE
 INCOME TAXES            (1,145)   (1,488)   (4,013)   (3,830)       (122,918)

CURRENT TAX EXPENSE           -         -         -         -               -

DEFERRED TAX EXPENSE          -         -         -         -               -
                     __________ _________  ________ _________  ______________
LOSS FROM CONTINUING
  OPERATIONS             (1,145)   (1,488)   (4,013)   (3,830)       (122,918)
                     __________ _________  ________ _________  ______________

DISCONTINUED
 OPERATIONS:
  Loss from
   operations of
   discontinued
   bronze artwork
   marketing business
   (net of $0 in
   income taxes)              -         -         -        -          (73,209)
  Gain (loss) on
   disposal of
   discontinued
   operations
   (net of $0 in
   income taxes)              -         -         -         -               -
                     __________ _________  ________ _________  ______________
LOSS FROM
 DISCONTINUED
 OPERATIONS                   -         -         -         -         (73,209)
                     __________ _________  ________ _________  ______________
CUMULATIVE EFFECT
 OF CHANGE IN
 ACCOUNTING PRINCIPLE         -         -         -         -            (666)
                     __________ _________  ________ _________  ______________
NET LOSS             $   (1,145)$  (1,488) $ (4,013)$  (3,830) $     (196,793)
                     __________ _________  ________ _________  ______________
LOSS PER COMMON SHARE:
  Continuing
   operations        $     (.00)$   (.00)  $   (.00)$    (.00) $         (.12)
  Operations of
   discontinued bronze
   artwork marketing
   business                   -         -         -         -            (.07)
  Gain (loss) on
   disposal of
   discontinued
   operations                 -         -         -         -               -
  Cumulative effect
   of change in
   accounting
   principle                  -         -         -         -            (.00)
                     __________ _________  ________ _________  ______________
  Net Loss Per
   Common Share      $     (.00)$    (.00) $   (.00)$    (.00) $         (.19)
                     __________ _________  ________ _________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Six Months   From Inception
                                           Ended June 30,      on May 1, 1997
                                          __________________      Through
                                             2004    2003      June 30, 2004
                                          ________ _________   ______________
Cash Flows from Operating Activities:
 Net loss                                 $ (4,013)$  (3,830)  $     (196,793)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Noncash stock issued for
   services rendered                             -         -          112,500
  Inventory adjustment                           -         -           11,725
  Bad debt expense - related party               -         -           25,860
  Effect of change in accounting principle       -         -              666
  Amortization expense                           -         -              334
  Changes in assets and liabilities:
   Decrease in inventory                         -         -           11,725
   (Increase) in interest
    receivable - related party                   -         -           (3,821)
   (Decrease) Increase in accounts payable    (685)      778                -
                                          ________ _________   ______________
        Net Cash (Used) by
         Operating Activities               (4,698)   (3,052)         (37,804)
                                          ________ _________   ______________
Cash Flows from Investing Activities:
 Payment of organization costs                   -         -           (1,000)
 (Increase) in note
  receivable - related party                     -         -          (36,489)
 (Increase) in advance
  receivable - related party                     -         -           (9,000)
                                          ________ _________   ______________
        Net Cash (Used) by
         Investing Activities                    -         -          (46,489)
                                          ________ _________   ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -         -           57,900
 Proceeds from advances from shareholders    4,017     2,000           31,317
 Stock offering costs                            -         -           (4,924)
                                          ________ _________   ______________
     Net Cash Provided by
      Financing Activities                   4,017     2,000           84,293
                                          ________ _________   ______________

Net Increase (Decrease) in Cash               (681)   (1,052)               -

Cash at Beginning of Period                    681     1,901                -
                                          ________ _________   ______________

Cash at End of Period                     $      - $     849   $            -
                                          ________ _________   ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $      - $       -   $            -
    Income taxes                          $      - $       -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2004:
     None

  For the six months ended June 30, 2003:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on May 1, 1997
                     ____________________  __________________     Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
  Revenue            $        - $       -  $      - $       -  $       13,804
  Cost of goods sold          -         -         -         -         (11,725)
  General and
   administrative             -         -         -         -         (41,524)
  Bad debt
   expense - related
    party                     -         -         -         -         (25,860)
  Inventory adjustment        -         -         -         -         (11,725)
  Interest
   income - related
   party                      -         -         -         -           3,821
                     __________ _________  ________ _________  ______________
  Net loss           $        - $       -  $      - $       -  $      (73,209)
                     __________ _________  ________ _________  ______________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, an operating loss carryforward of approximately $197,000, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $66,900 and $65,500 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2004 is approximately $1,400.

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

  Advances From Related Parties - At June 30, 2004 and December 31, 2003, shareholders and entities related to shareholders of the Company had advanced a total of $31,317 and $27,300 respectively to the Company. The advances are due on demand and bear no interest.

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on May 1, 1997
                     ____________________  __________________     Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
  Loss from
   continuing
   operations
   (numerator)       $   (1,145)$  (1,488) $ (4,013)$  (3,830) $     (122,918)
  Loss from
   discontinued
   operations
   (numerator)                -         -         -         -         (73,209)
  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)                -         -         -         -               -
  Cumulative effect
   of change in
   accounting
   principle
   (numerator)                -         -         -         -            (666)
                     __________ _________  ________ _________  ______________
  Loss available to
   common
   shareholders
   (numerator)       $   (1,145)$  (1,488) $ (4,013)$  (3,830) $     (196,793)
                     __________ _________  ________ _________  ______________
  Weighted average
   number of common
   shares
   outstanding
   during the period
   used in loss
   per share
   (denominator)      1,500,000 1,050,000 1,500,000 1,050,000       1,065,746
                     __________ _________  ________ _________  ______________

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

NOTE 9 - SUBSEQUENT EVENT

  Proposed Acquisition - On March 15, 2004, the Company announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno,
  Nevada.   The  proposed  acquisition  is  subject  to  certain  conditions including the raising of $3,000,000 by the Company and the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, will involve common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The Holder Hospitality Group owns the Silver Club Hotel & Casino in Reno, Nevada and manages several casinos and hotels in rural Nevada. The Holder Hospitality Group is looking to continue its growth thorough new construction and acquisitions.

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

PLAN OF OPERATIONS.

     The Company is not presently engaged in any significant business activities and has no operations or assets. Presently the Company's principal activity has been to investigate potential acquisitions without regard to any specific business or industry. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. The Company has experienced losses from its inception. The Company was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful and operations were discontinued as of December 31, 2002. The Company has no operating capital or income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital.

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


                              Bronze Marketing, Inc.



Date:   August 11, 2004            by:    /s/ Heather Hamby
                                    Heather Hamby, President & Director