Form 10QSB
period 2004-09-30
BRONZE MARKETING INC
filed 2004-11-15
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

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

The number of $.001 par value common shares outstanding at September 30, 2004:
1,500,000

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003        2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2004 and 2003 and from inception on May 1,
            1997 through September 30, 2004                 3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2004
            and 2003 and from inception on May 1, 1997
            through September 30, 2004                      4


        -  Notes to Unaudited Condensed Financial
            Statements                                    5 - 9

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $       681
                                         ___________  ___________
        Total Current Assets                       -          681
                                         ___________  ___________
                                         $         -  $       681
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     1,635  $       685
  Accrued interest                                78            -
  Advances from related parties               29,300       27,300
  Shareholder loans                            2,492            -
                                         ___________  ___________
        Total Current Liabilities             33,505       27,985
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                 1,500        1,500
  Capital in excess of par value             163,976      163,976
  Deficit accumulated during the
    development stage                       (198,981)    (192,780)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                           (33,505)     (27,304)
                                         ___________  ___________
                                         $         -  $       681
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended     on May 1,
                             September 30,     September 30,   1997 Through
                           ___________________________________  September
                             2004     2003     2004     2003     30, 2004
                           ________ ________ ________ ________ ____________
REVENUE                    $      - $      - $      - $      - $          -

EXPENSES:
  General and administrative  2,110    1,185    6,123    5,015       12,528
  Loss on unsuccessful
   acquisition                    -        -        -        -      112,500
                           ________ ________ ________ ________ ____________
        Total Expenses        2,110    1,185    6,123    5,015      125,028
                           ________ ________ ________ ________ ____________
LOSS BEFORE OTHER INCOME
  (EXPENSE)                  (2,110)  (1,185)  (6,123)  (5,015)    (125,028)

OTHER INCOME (EXPENSE)
  Interest Expense              (78)       -      (78)       -          (78)
                           ________ ________ ________ ________ ____________
LOSS BEFORE INCOME TAXES     (2,188)  (1,185)  (6,201)  (5,015)    (125,106)

CURRENT TAX EXPENSE               -        -        -        -            -

DEFERRED TAX EXPENSE              -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM CONTINUING
  OPERATIONS                 (2,188)  (1,185)  (6,201)  (5,015)    (125,106)
                           ________ ________ ________ ________ ____________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued bronze
   artwork marketing
   business (net of $0 in
   income taxes)                  -        -        -        -      (73,209)
  Gain (loss) on disposal of
   discontinued operations
   (net of $0 in income
   taxes)                         -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM DISCONTINUED
  OPERATIONS                      -        -        -        -      (73,209)
                           ________ ________ ________ ________ ____________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         -        -        -        -         (666)
                           ________ ________ ________ ________ ____________
NET LOSS                   $(2,188) $(1,185) $(6,201) $(5,015) $   (198,981)
                           ________ ________ ________ ________ ____________
LOSS PER COMMON SHARE:
  Continuing operations    $  (.00) $  (.00) $  (.00) $  (.00) $       (.12)
  Operations of
   discontinued bronze
   artwork marketing
   business                       -        -        -        -         (.07)
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -            -
  Cumulative effect of
   change in accounting
   principle                      -        -        -        -         (.00)
                           ________ ________ ________ ________ ____________
  Net Loss Per Common Share$  (.00) $  (.00) $  (.00) $  (.00) $       (.19)
                           ________ ________ ________ ________ ____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                      -3-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Nine     From Inception
                                            Months Ended        on May 1,
                                            September 30,     1997 Through
                                          _________________   September 30,
                                            2004      2003        2004
                                          ________  ________  ____________
Cash Flows from Operating Activities:
 Net loss                                 $ (6,201) $ (5,015) $   (198,981)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
  Noncash stock issued for services
    rendered                                     -         -       112,500
  Inventory adjustment                           -         -        11,725
  Bad debt expense - related party               -         -        25,860
  Effect of change in accounting principle       -         -           666
  Amortization expense                           -         -           334
  Changes in assets and liabilities:
   Decrease in inventory                         -         -        11,725
   (Increase) in interest receivable -
     related party                               -         -        (3,821)
   Increase in accounts payable                950         -         1,635
   Increase in accrued interest payable         78         -            78
                                          ________  ________  ____________
        Net Cash (Used) by
          Operating Activities              (5,173)   (5,015)      (38,279)
                                          ________  ________  ____________
Cash Flows from Investing Activities:
 Payment of organization costs                   -         -        (1,000)
 (Increase) in note receivable -
   related party                                 -         -       (36,489)
 (Increase) in advance receivable -
   related party                                 -         -        (9,000)
                                          ________  ________  ____________
        Net Cash (Used) by
          Investing Activities                   -         -       (46,489)
                                          ________  ________  ____________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -       114        57,900
 Proceeds from advances from shareholders    2,000         -        29,300
 Proceeds from shareholder loans             2,492         -         2,492
 Stock offering costs                            -     3,000        (4,924)
                                          ________  ________  ____________
     Net Cash Provided by
       Financing Activities                  4,492     3,114        84,768
                                          ________  ________  ____________

Net Increase (Decrease) in Cash               (681)   (1,901)            -

Cash at Beginning of Period                    681     1,901             -
                                          ________  ________  ____________

Cash at End of Period                     $      -  $      -  $          -
                                          ________  ________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $      -  $      -  $          -
    Income taxes                          $      -  $      -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2004:
     None

  For the nine months ended September 30, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to September
  30,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2004 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At September 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended     on May 1,
                             September 30,     September 30,   1997 Through
                           ___________________________________  September
                             2004     2003     2004     2003     30, 2004
                           ________ ________ ________ ________ ____________
  Revenue                  $      - $      - $      - $      - $     13,804
  Cost of goods sold              -        -        -        -      (11,725)
  General and administrative      -        -        -        -      (41,524)
  Bad debt expense -
    related party                 -        -        -        -      (25,860)
  Inventory adjustment            -        -        -        -      (11,725)
  Interest income -
    related party                 -        -        -        -        3,821
                           ________ ________ ________ ________ ____________
  Net loss                 $      - $      - $      - $      - $    (73,209)
                           ________ ________ ________ ________ ____________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

  Common Stock - During May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  During September 1997, the Company issued 100,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $.006 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

  During December 1999, the Company issued 50,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.)

  During November 2003, the Company issued 450,000 shares of its previously authorized but unissued stock for services rendered and costs advanced at $112,500 (or $.25 per share).

  Common Stock Warrants - During 1999, the Company declared a dividend of 1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of October 27, 1999. All 1,000,000 warrants expired on September 30, 2002.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004, an operating loss carryforward of approximately $199,000, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $67,700 and $65,500 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2004 is approximately $2,200.

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

  Advances From Related Parties - At September 30, 2004 and December 31, 2003, shareholders and entities related to shareholders of the Company had advanced a total of $29,300 and $27,300 respectively to the Company. The advances are due on demand and bear no interest.

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

  Shareholder loans - At September 30, 2004 and December 31, 2003, shareholders and entities related to shareholders of the Company had advanced a total of $2,492 and $0 respectively to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 amounted to $78 and $0, respectively.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended     on May 1,
                             September 30,     September 30,   1997 Through
                           ___________________________________  September
                             2004     2003     2004     2003     30, 2004
                         _________ _________ _________ _________ ____________
  Loss from continuing
    operations
    (numerator)          $ (2,188) $ (1,185) $ (6,201) $ (5,015) $  (125,106)
  Loss from discontinued
    operations (numerator)       -         -         -         -     (73,209)
  Gain (loss) on disposal
    of discontinued
    operations (numerator)       -         -         -         -            -
  Cumulative effect of
    change in accounting
    principle (numerator)        -         -         -         -        (666)
                         _________ _________ _________ _________ ____________
  Loss available to
    common shareholders
    (numerator)          $ (2,188) $ (1,185) $ (6,201) $ (5,015) $  (198,981)
                         _________ _________ _________ _________ ____________
  Weighted average number
    of common shares
    outstanding during
    the period used in
    loss per share
    (denominator)        1,500,000 1,050,000 1,500,000 1,050,000    1,080,494
                         _________ _________ _________ _________ ____________

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

NOTE 9 - SUBSEQUENT EVENT

  Cancelled Letter of Intent - On March 15, 2004, the Company announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno,
  Nevada.   The  proposed  acquisition was  subject  to  certain  conditions including the raising of $3,000,000 by the Company and the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, would have involved common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. In October 2004 the agreement, by its terms, expired and has not been renewed. The agreement has now been withdrawn.

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

     However, on March 15, 2004, Bronze Marketing announced that it had entered into an agreement to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada.

     However, the agreement with The Holder Hospitality Group, expired on October 1, 2004, by its terms. It has not been renewed, and has now been withdrawn. The proposed acquisition was subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, would have involved common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters.

     The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any other suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3.  Defaults Upon Senior Securities

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

Item 5.  Other Information

     None.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Bronze Marketing, Inc.



Date: November 10, 2004            by:    /s/ Heather Hamby
                                   Heather Hamby, President & Director