Form 10KSB
period 2004-12-31
BRONZE MARKETING INC
filed 2005-04-15
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004    Commission File No. 333-83351

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

As of February 3, 2005, the aggregate market value of voting stock held by non-affiliates was approximately $172,500.

The number of shares outstanding of the Issuer's common stock at December 31, 2004: 1,500,000

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

     The Company is not engaged in any significant business activities and has no operations or assets. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company.

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

     Quarter Ended                 High                Low
     March 31, 2003                .25                 .25
     June 30, 2003                 .25                 .25
     September 30, 2003            .25                 .03
     December 31, 2003             .30                 .30

     March 31, 2004                 .51                 .37
     June 30, 2004                 1.25                 .65
     September 30, 2004            1.15                1.10
     December 31, 2004             1.15                1.15

     (B)  HOLDERS.

     As of February 8, 2005, there were 27 record holders of the Company's Common Stock.

     (C)  DIVIDENDS.

     Bronze Marketing has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. The present intention is to utilize all available funds for the development of business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Bronze Marketing was incorporated on May 1, 1997, but has not generated significant revenues from operations and is still considered a development stage company.

PLAN OF OPERATIONS.

     The Company is not presently engaged in any significant business activities and has no operations or assets. Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition.

     The Company has experienced losses from its inception. The Company was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful and operations were discontinued as of December 31, 2002. The Company has no operating capital or income producing assets. Presently the Company's principal activity has been to investigate potential acquisitions. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $41,738 was forgiven and contributed to capital.

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

                         Term Served As       Positions
Name of Director Age     Director/Officer     With Company

                                              President, Secretary-
Heather Hamby . . 36     Since inception      Treasurer & Director



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

CHANGES IN CONTROL

     Presently the Company's principal activity has been to investigate potential acquisitions as referred to in item 1 of this Form 10-KSB. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. In the event of completion of an acquisition, it is likely that shareholders of the Company, listed above, will sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to any such sales.

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

ITEM 13.  EXHIBITS.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,685 for the fiscal year ended December 31, 2003 and $3,740 for the fiscal year ended December 31, 2004.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2003 and $-0- for the fiscal year ended December 31, 2004.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $218 for the fiscal year ended December 31, 2003 and $270 for the fiscal year ended December 31, 2004.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003 and $-0- for the fiscal year ended December 31, 2004.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public
             Accounting Firm                                 1


        -  Balance Sheet, December 31, 2004                  2


        -  Statements of Operations, for the years
             ended December 31, 2004 and 2003
             and from inception on May 1, 1997
             through December 31, 2004                       3

        -  Statement of Stockholders' Equity (Deficit),
             from inception on May 1, 1997 through
             December 31, 2004                           4 - 5

        -  Statements of Cash Flows, for the years
             ended December 31, 2004 and 2003
             and from inception on May 1, 1997
             through December 31, 2004                       6


        -  Notes to Financial Statements                7 - 12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on May 1, 1997 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bronze Marketing, Inc. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on May 1, 1997 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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





PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 10, 2005

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2004
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     1,570
                                                      ___________
        Total Current Liabilities                           1,570
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                              1,500
  Capital in excess of par value                          205,714
  Deficit accumulated during the
   development stage                                     (208,784)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (1,570)
                                                      ___________
                                                      $         -
                                                      ___________









 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                           For the          From Inception
                                          Year Ended           on May 1,
                                         December 31,        1997 Through
                                    ______________________   December 31,
                                       2004        2003          2004
                                    __________  __________  ______________
REVENUE                             $        -  $        -  $            -

EXPENSES:
  General and administrative             8,668       6,405          15,073
  Loss on unsuccessful acquisitions      6,500     112,500         119,000
                                    __________  __________  ______________
        Total Expenses                  15,168     118,905         134,073
                                    __________  __________  ______________
LOSS BEFORE OTHER INCOME
  (EXPENSE)                            (15,168)   (118,905)       (134,073)

OTHER INCOME (EXPENSE):
  Interest expense - related party        (836)          -            (836)
                                    __________  __________  ______________
LOSS BEFORE INCOME TAXES               (16,004)   (118,905)       (134,909)

CURRENT TAX EXPENSE                          -           -               -

DEFERRED TAX EXPENSE                         -           -               -
                                    __________  __________  ______________
LOSS FROM CONTINUING
  OPERATIONS                           (16,004)   (118,905)       (134,909)
                                    __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze artwork
    marketing business (net of
    $0 in income taxes)                      -           -         (73,209)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                   -           -               -
                                    __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                 -           -         (73,209)
                                    __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                    -           -            (666)
                                    __________  __________  ______________
NET LOSS                            $  (16,004) $ (118,905) $     (208,784)
                                    __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations             $     (.01) $     (.11) $         (.12)
  Operations of discontinued bronze
    artwork marketing business               -           -            (.07)
  Gain (loss) on disposal of
    discontinued operations                  -           -               -
  Cumulative effect of change in
    accounting principle                     -           -            (.00)
                                    __________  __________  ______________
  Net Loss Per Common Share         $     (.01) $     (.11) $         (.19)
                                    __________  __________  ______________

The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2004


                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock    Common Stock  Capital in  During the
                     ________________ _________________ Excess of Development
                      Shares  Amount   Shares   Amount  Par Value    Stage
                     _______ ________ _________ _______ _________ ___________
BALANCE, May 1, 1997       - $      -         - $     - $       - $         -

Issuance of 900,000
  shares of common
  stock for cash at
  $.006 per share,
  May 1997                 -        -   900,000     900     4,500           -

Issuance of 100,000
  shares of common
  stock for cash at
  $.35 per share,
  net of offering
  costs of $4,924,
  June 1997                -        -   100,000     100    29,976           -

Net loss for the
  period ended
  December 31, 1997        -        -         -       -         -       (239)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  1997                     -        - 1,000,000   1,000    34,476       (239)

Net loss for the year
  ended December 31,
  1998                     -        -         -       -         -       (504)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  1998                     -        - 1,000,000   1,000    34,476       (743)

Issuance of 50,000
  shares of common
  stock for cash at
  $.35 per share,
  December 1999            -        -    50,000      50    17,450           -

Net loss for the year
  ended December 31,
  1999                     -        -         -       -         -    (42,245)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  1999                     -        - 1,050,000   1,050    51,926    (42,988)

Net loss for the year
  ended December 31,
  2000                     -        -         -       -         -    (18,033)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2000                     -        - 1,050,000   1,050    51,926    (61,021)

Net loss for the year
  ended December 31,
  2001                     -        -         -       -         -     (6,469)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2001                     -        - 1,050,000   1,050    51,926    (67,490)

Net loss for the year
  ended December 31,
  2002                     -        -         -       -         -     (6,385)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2002                     -        - 1,050,000   1,050    51,926    (73,875)




                                [Continued]

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock    Common Stock  Capital in  During the
                     ________________ _________________ Excess of Development
                      Shares  Amount   Shares   Amount  Par Value    Stage
                     _______ ________ _________ _______ _________ ___________
Issuance of 450,000
  shares of common
  stock at $.25 per
  share, November
  2003                     -        -   450,000     450   112,050           -

Net loss for the year
  ended December 31,
  2003                     -        -         -       -         -   (118,905)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2003                     -        - 1,500,000   1,500   163,976   (192,780)

Capital Contributiions,
  December 2004            -        -         -       -    41,738           -

Net loss for the year
  ended December 31,
  2004                     -        -         -       -         -    (16,004)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
  2004                     - $      - 1,500,000 $ 1,500 $ 205,714 $ (208,784)
                     _______ ________ _________ _______ _________ ___________

























 The accompanying notes are an integral part of this financial statement.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                             For the          From Inception
                                            Year Ended           on May 1,
                                           December 31,        1997 Through
                                      ______________________   December 31,
                                         2004        2003          2004
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $  (16,004) $ (118,905) $     (208,784)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Non-cash stock issued for
      services rendered                        -     112,500         112,500
    Inventory adjustment                       -           -          11,725
    Bad debt expense - related party           -           -          25,860
    Effect of change in accounting
      principle                                -           -             666
    Amortization expense                       -           -             334
    Changes in assets and liabilities:
      Decrease in inventory                    -           -          11,725
      (Increase) in interest
        receivable - related party             -           -          (3,821)
      Increase in accounts payable           885         685           1,570
      Increase in accrued interest -
        related party                        836           -             836
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (14,283)     (5,720)        (47,389)
                                      __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs                -           -          (1,000)
  (Increase) in note receivable -
    related party                              -           -         (36,489)
  (Increase) in advance receivable -
    related party                              -           -          (9,000)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (46,489)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -           -          57,900
  Stock offering costs                         -           -          (4,924)
  Proceeds from advances from
    shareholders                           2,000       4,500          29,300
  Proceeds from shareholder loans         11,602           -          11,602
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities            13,602       4,500          93,878
                                      __________  __________  ______________
Net Increase (Decrease) in Cash             (681)     (1,220)              -

Cash at Beginning of Period                  681       1,901               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $      681  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2004:
     In  December  2004,  shareholders of the Company forgave  advances  and
     loans  totaling $40,902 and related accrued interest of $836.   Due  to
     the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.
  For the year ended December 31, 2003:
     None




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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 6].

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                           For the          From Inception
                                          Year Ended           on May 1,
                                         December 31,        1997 Through
                                    ______________________   December 31,
                                       2004        2003          2004
                                    __________  __________  ______________
    Revenue                         $        -  $        -  $       13,804
    Cost of goods sold                       -           -         (11,725)
    General and administrative               -           -         (41,524)
    Bad debt expense - related party         -           -         (25,860)
    Inventory adjustment                     -           -         (11,725)
    Interest income - related party          -           -           3,821
                                    __________  __________  ______________
    Net loss                        $        -  $        -  $      (73,209)
                                    __________  __________  ______________

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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

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

  Capital Contributions - In December 2004, shareholders of the Company forgave advances and loans totaling $40,902 and related accrued interest of $836. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2004 unused operating loss carryforwards of approximately $208,800, which may be applied against future taxable income and which expires in various years through 2024.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $71,000 and $65,600 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2004 is approximately $5,400.

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

  Advances From Shareholders - Through December 31, 2004, shareholders of the Company had advanced a total of $29,300 to the Company. The advances were due on demand and bore no interest. In December 2004, the shareholders forgave the advances [See Notes 4].

  Shareholder Loans - Through December 31, 2004, a shareholder of the Company had loaned a total of $11,602 to the Company. The loans were due on demand and accrued interest of 10% per annum. Interest expense for the years ended December 31, 2004 and 2003 amounted to $836 and $0, respectively. In December 2004, the shareholder forgave the loans and the related accrued interest [See Note 4].

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                           For the          From Inception
                                          Year Ended           on May 1,
                                         December 31,        1997 Through
                                    ______________________   December 31,
                                       2004        2003          2004
                                    __________  __________  ______________
  Loss from continuing operations
    (numerator)                     $  (16,004) $ (118,905) $     (134,909)
  Loss from discontinued operations
    (numerator)                              -           -         (73,209)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                              -           -               -
  Cumulative effect of change in
    accounting principle (numerator)         -           -            (666)
                                    __________  __________  ______________
  Loss available to common
    shareholders (numerator)        $  (16,004) $ (118,905) $     (208,784)
                                    __________  __________  ______________
  Weighted average number of common
    shares outstanding during the
    period used in loss per share
    (denominator)                    1,500,000   1,100,548       1,094,273
                                    __________  __________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - UNSUCCESSFUL ACQUISITIONS

  In  2003,  the Company was negotiating a possible acquisition  of  another company. However, the negotiations were called off and no acquisition occurred. All expenses associated with the unsuccessful acquisition have been classified as a loss on unsuccessful acquisition.

  In  2004,  the Company was negotiating a possible acquisition  of  another company. However, the negotiations were called off and no acquisition occurred. All expenses associated with the unsuccessful acquisition have been classified as a loss on unsuccessful acquisition.

NOTE 10 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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


BRONZE MARKETING, INC.


By:   /s/ Heather Hamby             Date:   April 13, 2005
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Heather Hamby           Date:    April 13, 2005
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.