Form 10QSB
period 2005-03-31
BRONZE MARKETING INC
filed 2005-05-19
CIK 1041177

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

                              MARCH 31, 2005

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             March 31, 2005 and December 31, 2004            2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2005
             and 2004 and from inception on May 1, 1997
             through March 31, 2005                          3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2005
             and 2004 and from inception on May 1, 1997
             through March 31, 2005                          4


        -   Notes to Unaudited Condensed Financial
             Statements                                 5 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $         -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $       100  $     1,570
                                         ___________  ___________
        Total Current Liabilities                100        1,570
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                 1,500        1,500
  Capital in excess of par value             207,314      205,714
  Deficit accumulated during the
    development stage                       (208,914)    (208,784)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                              (100)      (1,570)
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________






Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                      For the Three Months   From Inception
                                         Ended March 31,     on May 1, 1997
                                     ______________________     Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative                130       2,868          15,203
  Loss on unsuccessful acquisition            -           -         119,000
                                     __________  __________  ______________
        Total Expenses                      130       2,868         134,203
                                     __________  __________  ______________
LOSS BEFORE OTHER INCOME (EXPENSE)         (130)     (2,868)       (134,203)

OTHER INCOME (EXPENSE):
  Interest expense - related party            -           -            (836)
                                     __________  __________  ______________
LOSS BEFORE INCOME TAXES                   (130)     (2,868)       (135,039)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________
LOSS FROM CONTINUING
  OPERATIONS                               (130)     (2,868)       (135,039)
                                     __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze artwork
    marketing business (net of $0
    in income taxes)                          -           -         (73,209)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                    -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                  -           -         (73,209)
                                     __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     -           -            (666)
                                     __________  __________  ______________
NET LOSS                             $     (130) $   (2,868) $     (208,914)
                                     __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations              $     (.00) $     (.00) $         (.12)
  Operations of discontinued bronze
    artwork marketing business                -           -            (.07)
  Gain (loss) on disposal of
    discontinued operations                   -           -               -
  Cumulative effect of change in
    accounting principle                      -           -            (.00)
                                     __________  __________  ______________
  Net Loss Per Common Share          $     (.00) $     (.00) $         (.19)
                                     __________  __________  ______________
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                      For the Three Months   From Inception
                                         Ended March 31,     on May 1, 1997
                                     ______________________     Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $     (130) $   (2,868) $     (208,914)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Noncash stock issued for services
    rendered                                  -           -         112,500
  Inventory adjustment                        -           -          11,725
  Bad debt expense - related party            -           -          25,860
  Effect of change in accounting
    principle                                 -           -             666
  Amortization expense                        -           -             334
  Changes in assets and liabilities:
   Decrease in inventory                      -           -          11,725
   (Increase) in interest
     receivable - related party               -           -          (3,821)
   Increase (decrease) in accounts
     payable                             (1,470)      2,131             100
   Increase in accrued interest -
     related party                            -           -             836
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (1,600)       (737)        (48,989)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                -           -          (1,000)
 (Increase) in note receivable -
   related party                              -           -         (36,489)
 (Increase) in advance receivable -
   related party                              -           -          (9,000)
                                     __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                -           -         (46,489)
                                     __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance          -           -          57,900
 Stock offering costs                         -           -          (4,924)
 Proceeds from shareholder loans              -           -          11,602
 Proceeds from advances from
   shareholders                               -       1,000          29,300
 Capital contributions                    1,600           -           1,600
                                     __________  __________  ______________
     Net Cash Provided by
       Financing Activities               1,600       1,000          95,478
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -         263               -

Cash at Beginning of Period                   -         681               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $      944  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $        -  $        -  $            -
    Income taxes                     $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2005:
     None

  For the three months ended March 31, 2004:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 4].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                      For the Three Months   From Inception
                                         Ended March 31,     on May 1, 1997
                                     ______________________     Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
   Revenue                           $        -  $        -  $       13,804
   Cost of goods sold                         -           -         (11,725)
   General and administrative                 -           -         (41,524)
   Bad debt expense - related party           -           -         (25,860)
   Inventory adjustment                       -           -         (11,725)
   Interest income - related party            -           -           3,821
                                     __________  __________  ______________
   Net loss                          $        -  $        -  $      (73,209)
                                     __________  __________  ______________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

  Common Stock - During May 1997, in connection with its organization, the Company issued 900,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.006 per share).

  During June 1997, the Company issued 100,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $.35 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

  During December 1999, the Company issued 50,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $.35 per share.)

  During November 2003, the Company issued 450,000 shares of its previously authorized but unissued common stock for services rendered and costs advanced valued at $112,500 (or $.25 per share).

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

  During  the three months ended March 31, 2005 and 2004, a shareholder  has
  paid   expenses  on  behalf  of  the  Company  totaling  $1,600   an   $0,
  respectively.  These amounts have been recorded as capital contributions.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2005 unused operating loss carryforwards of approximately $208,900, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $71,000 and $71,000 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2005 is approximately $0.

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

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no cost to the Company.

  Advances From Shareholders - Through December 31, 2004, shareholders of the Company had advanced a total of $29,300 to the Company. The advances were due on demand and bore no interest. In December 2004, the shareholders forgave the advances [See Note 3].

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Shareholder Loans - Through December 31, 2004, a shareholder of the Company had loaned a total of $11,602 to the Company. The loans were due on demand and accrued interest of 10% per annum. Interest expense for the three months ended March 31, 2005 and 2004 amounted to $0 and $0, respectively. In December 2004, the shareholder forgave the loans and the related accrued interest [See Note 3].

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                      For the Three Months   From Inception
                                         Ended March 31,     on May 1, 1997
                                     ______________________     Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
  Loss from continuing operations
    (numerator)                      $     (130) $   (2,868) $     (135,039)
  Loss from discontinued operations
    (numerator)                               -           -         (73,209)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                               -           -               -
  Cumulative effect of change in
    accounting principle (numerator)          -           -            (666)
                                     __________  __________  ______________
  Loss available to common
    shareholders (numerator)         $     (130) $   (2,868) $     (208,914)
                                     __________  __________  ______________
  Weighted average number of common
    shares outstanding during the
    period used in loss per share
    (denominator)                     1,500,000   1,500,000       1,106,903
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

     The Company has experienced losses from its inception. The Company was formed to raise capital from public offerings of its securities, and use the capital or net proceeds from the offering to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful and operations were discontinued as of December 31, 2002. The Company is not presently engaged in any significant business activities and has no operations, operating capital or income producing assets. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company.

     At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $33,489 was forgiven and contributed to capital.

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


                                   Bronze Marketing, Inc.



Date:   May 13, 2005               by:     /s/ Heather Hamby
                                    Heather Hamby, President & Director