Form 10QSB
period 2005-06-30
BRONZE MARKETING INC
filed 2005-08-15
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2005

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


The number of $.001 par value common shares outstanding at June 30, 2005:
1,500,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               June 30, 2005

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

        -    Unaudited Condensed Balance Sheets,
               June 30, 2005 and December 31, 2004                      2


        -    Unaudited Condensed Statements of Operations,
               for the three and six months ended June 30, 2005
               and 2004 and from inception on May 1, 1997
               through June 30, 2005                                    3


        -    Unaudited Condensed Statements of Cash Flows,
               for the six months ended June 30, 2005
               and 2004 and from inception on May 1, 1997
               through June 30, 2005                                    4


        -  Notes to Unaudited Condensed Financial Statements       5 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS


                                  ASSETS

                                              June 30,   December 31,
                                                2005         2004
                                             __________  ___________
                                            (Unaudited)
CURRENT ASSETS:
  Cash                                       $        -   $        -
                                            ___________  ___________
        Total Current Assets                          -            -
                                            ___________  ___________
        Total Assets                         $        -   $        -
                                            ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                           $      785   $    1,570
  Advances from shareholders                          -            -
                                            ___________  ___________
        Total Current Liabilities                   785        1,570
                                            ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                   -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                    1,500        1,500
  Capital in excess of par value                210,699      205,714
  Deficit accumulated during the
    development stage                          (212,984)    (208,784)
                                            ___________  ___________
      Total Stockholders' Equity (Deficit)         (785)      (1,570)
                                            ___________  ___________
                                             $        -   $        -
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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                       For the Three Months  For the Six Months  From Inception
                          Ended June 30,       Ended June 30,    on May 1, 1997
                       __________ _________  ________  ________      Through
                           2005    2004         2005     2004     June 30, 2005
                       __________ _________  ________  ________  _____________
REVENUE                $        - $       -  $      -  $      -  $           -

EXPENSES:
  General and
   administrative           4,070     1,145     4,200     4,013         19,273
  Loss on
   unsuccessful
   acquisition                  -         -         -         -        119,000
                       __________ _________  ________  ________  _____________
        Total
          Expenses          4,070     1,145     4,200     4,013        138,273
                       __________ _________  ________  ________  _____________
LOSS BEFORE OTHER
 INCOME EXPENSE)           (4,070)   (1,145)   (4,200)   (4,013)      (138,273)

Other Income (Expense):
    Interest Expense
      - Related Party           -         -         -         -           (836)
                       __________ _________  ________  ________  _____________
LOSS BEFORE
  INCOME TAXES             (4,070)   (1,145)   (4,200)   (4,013)      (139,109)
                       __________ _________  ________  ________  _____________
CURRENT TAX EXPENSE             -         -         -         -              -

DEFERRED TAX EXPENSE            -         -         -         -              -
                       __________ _________  ________  ________  _____________
LOSS FROM CONTINUING
  OPERATIONS               (4,070)   (1,145)   (4,200)   (4,013)      (139,109)
                       __________ _________  ________  ________  _____________
DISCONTINUED
  OPERATIONS:
   Loss from
    operations of
    discontinued
    bronze artwork
    marketing business
    (net of $0 in
     income taxes)              -         -         -         -        (73,209)
   Gain (loss) on
    disposal of
    discontinued
    operations (net
    of $0 in income
    taxes)                      -         -         -         -              -
                       __________ _________  ________  ________  _____________
LOSS FROM DISCONTINUED
  OPERATIONS                    -         -         -         -        (73,209)
                       __________ _________  ________  ________  _____________
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                     -         -         -         -           (666)
                       __________ _________  ________  ________  _____________
NET LOSS               $   (4,070)$  (1,145) $ (4,200) $ (4,013) $    (212,984)
                       __________ _________  ________  ________  _____________
LOSS PER COMMON SHARE:
  Continuing
   operations          $     (.00)$    (.00) $   (.00) $   (.00) $        (.12)
  Operations of
   discontinued bronze
   artwork marketing
   business                     -         -         -         -           (.07)
  Gain (loss) on
   disposal of
   discontinued
   operations                   -         -         -         -              -
  Cumulative effect
   of change in
   accounting
   principle                    -         -         -         -           (.00)
                       __________ _________  ________  ________  _____________
  Net Loss Per
   Common Share        $     (.00)$    (.00) $   (.00) $   (.00) $        (.19)
                       __________ _________  ________  ________  _____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Six Months   From Inception
                                           Ended June 30,      on May 1, 1997
                                          ________ _________      Through
                                            2005      2004      June 30, 2005
                                          ________ _________   ______________
Cash Flows from Operating Activities:
 Net loss                                 $ (4,200)$  (4,013)  $     (212,984)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Noncash stock issued for
   services rendered                             -         -          112,500
  Inventory adjustment                           -         -           11,725
  Bad debt expense - related party               -         -           25,860
  Effect of change in
    accounting principle       -      -        666
  Amortization expense                           -         -              334
  Changes in assets and liabilities:
   Decrease in inventory                         -         -           11,725
   (Increase) in interest
     receivable - related party                  -         -           (3,821)
   (Decrease) Increase in
     accounts payable                         (785)     (685)             785
   Increase in accrued interest
     - related party                             -         -              836
                                          ________ _________   ______________
        Net Cash (Used) by
         Operating Activities               (4,985)   (4,698)         (52,374)
                                          ________ _________   ______________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -           (1,000)
 (Increase) in note receivable
   - related party                               -         -          (36,489)
 (Increase) in advance receivable
   - related party                               -         -           (9,000)
                                          ________ _________   ______________
        Net Cash (Used) by
         Investing Activities                    -         -          (46,489)
                                          ________ _________   ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -         -           57,900
 Proceeds from advances from shareholders        -     4,017           40,902
 Stock offering costs                            -         -           (4,924)
 Capital Contribution                        4,985         -            4,985
                                          ________ _________   ______________
        Net Cash Provided by
         Financing Activities                4,985     4,017           98,863
                                          ________ _________   ______________

Net Increase (Decrease) in Cash                  -      (681)               -

Cash at Beginning of Period                      -       681                -
                                          ________ _________   ______________

Cash at End of Period                      $     - $       -   $            -
                                          ________ _________   ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $     - $       -   $            -
    Income taxes                           $     - $       -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2005:
     None

  For the six months ended June 30, 2004:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2005 and December 31, 2004, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on May 1, 1997
                     ____________________  __________________     Through
                         2005     2004        2005    2004      June 30, 2005
                     __________ _________  ________ _________  ______________
  Revenue            $        - $       -  $      - $       -  $       13,804
  Cost of goods sold          -         -         -         -         (11,725)
  General and
   administrative             -         -         -         -         (41,524)
  Bad debt
   expense - related
    party                     -         -         -         -         (25,860)
  Inventory adjustment        -         -         -         -         (11,725)
  Interest
   income - related
   party                      -         -         -         -           3,821
                     __________ _________  ________ _________  ______________
  Net loss           $        - $       -  $      - $       -  $      (73,209)
                     __________ _________  ________ _________  ______________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

  During the six months ended June 30, 2005 and 2004, a shareholder has paid expenses on behalf of the Company totaling $4,985 and $0, respectively. These amounts have been recorded as capital contributions.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2005, an operating loss carryforward of approximately $213,000, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $72,400 and $71,000 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2005 is approximately $1,400.

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

NOTE 7 - LOSS PER SHARE

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on May 1, 1997
                     ____________________  __________________     Through
                         2005     2004        2005    2004      June 30, 2005
                     __________ _________  ________ _________  ______________
  Loss from
   continuing
   operations
   (numerator)       $   (4,070)$  (1,145) $ (4,200)$  (4,013) $     (139,109)
  Loss from
   discontinued
   operations
   (numerator)                -         -         -         -         (73,209)
  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)                -         -         -         -               -
  Cumulative effect
   of change in
   accounting
   principle
   (numerator)                -         -         -         -            (666)
                     __________ _________  ________ _________  ______________
  Loss available to
   common
   shareholders
   (numerator)       $   (4,070)$  (1,145) $ (4,200)$  (4,013) $     (212,984)
                     __________ _________  ________ _________  ______________
  Weighted average
   number of common
   shares
   outstanding
   during the period
   used in loss
   per share
   (denominator)      1,500,000 1,500,000 1,500,000 1,500,000       1,118,899
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


                              Bronze Marketing, Inc.



Date:   August 10, 2005       by:     /s/ Heather Hamby
                                    Heather Hamby, President & Director