Form 10QSB
period 2005-09-30
BRONZE MARKETING INC
filed 2005-11-14
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2005:
1,500,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            September 30, 2005

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2005 and 2004 and from inception on
            May 1, 1997 through September 30, 2005           3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and from inception on May 1, 1997
            through September 30, 2005                       4


        -    Notes to Unaudited Condensed Financial
            Statements                                  5 - 10

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           September 30,   December 31,
                                               2005            2004
                                          ______________  ______________
                                            (Unaudited)
CURRENT ASSETS:
  Cash                                    $            -  $            -
                                          ______________  ______________
        Total Current Assets                           -               -
                                          ______________  ______________
        Total Assets                      $            -  $            -
                                          ______________  ______________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $            -  $        1,570
  Advances from shareholders                           -               -
                                          ______________  ______________
        Total Current Liabilities                      -           1,570
                                          ______________  ______________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                    -               -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                     1,500           1,500
  Capital in excess of par value                 212,994         205,714
  Deficit accumulated during the
    development stage                           (214,494)       (208,784)
                                          ______________  ______________
        Total Stockholders'
          Equity (Deficit)                             -          (1,570)
                                          ______________  ______________
                                          $            -  $            -
                                          ______________  ______________






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

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three      For the Nine    From Inception
                             Months Ended      Months Ended       on May 1,
                             September 30,     September 30,    1997 Through
                           _________________ _________________  September 30,
                             2005     2004     2005     2004        2005
                           ________ ________ ________ ________ ______________
REVENUE                    $      - $      - $      - $      - $            -

EXPENSES:
  General and
    administrative            1,510    2,110    5,710    6,123         20,783
  Loss on unsuccessful
    acquisition                   -        -        -        -        119,000
                           ________ ________ ________ ________ ______________
        Total Expenses        1,510    2,110    5,710    6,123        139,783
                           ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES    (1,510)  (2,110)  (5,710)  (6,123)      (139,783)

Other Income (Expense):
  Interest Expense -
    Related Party                 -       78        -       78          (836)
                           ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
  OPERATIONS                (1,510)  (2,188)  (5,710)  (6,201)      (140,619)
                           ________ ________ ________ ________ ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued
    bronze artwork
    marketing business (net
    of $0 in income taxes)        -        -        -        -       (73,209)
                           ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
  OPERATIONS                      -        -        -        -       (73,209)
                           ________ ________ ________ ________ ______________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         -        -        -        -          (666)
                           ________ ________ ________ ________ ______________
NET LOSS                   $(1,510) $(2,188) $(5,710) $(6,201) $    (214,494)
                           ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations    $  (.00) $  (.00) $  (.00) $  (.00) $        (.12)
  Operations of
    discontinued bronze
    artwork marketing
    business                      -        -        -        -          (.07)
  Cumulative Effect of
    Change In Accounting
    Principle                     -        -        -        -          (.00)
                           ________ ________ ________ ________ ______________
  Net Loss Per Common
    Share                  $  (.00) $  (.00) $  (.00) $  (.00) $        (.19)
                           ________ ________ ________ ________ ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                        For the Nine Months      on May 1,
                                        Ended September 30,    1997 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,710) $   (6,201) $     (214,494)
 Adjustments to reconcile net loss to
   net cash used by operating
   activities:
  Noncash stock issued for services
    rendered                                   -           -         112,500
  Inventory adjustment                         -           -          11,725
  Bad debt expense - related party             -           -          25,860
  Effect of change in accounting
    principle                                  -           -             666
  Amortization expense                         -           -             334
  Changes in assets and liabilities:
   Decrease in inventory                       -           -          11,725
   (Increase) in interest receivable
     - related party                           -           -          (3,821)
   (Decrease) increase in accounts
     payable                              (1,570)        950               -
   Increase in accrued interest -
     related party                             -          78             836
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (7,280)     (5,173)        (54,669)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
 (Increase) in note receivable -
   related party                               -           -         (36,489)
 (Increase) in advance receivable -
   related party                               -           -          (9,000)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (46,489)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -          57,900
 Proceeds from advances from
   shareholders                                -       2,000          40,902
 Proceeds from shareholder loans               -       2,492               -
 Stock offering costs                          -           -          (4,924)
 Capital Contribution                      7,280           -           7,280
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                7,280       4,492         101,158
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -        (681)              -

Cash at Beginning of Period                    -         681               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2005:
     None
  For the nine months ended September 30, 2004:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Charges and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At September 30, 2005 and December 31, 2004, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                           For the Three      For the Nine    From Inception
                            Months Ended      Months Ended       on May 1,
                            September 30,     September 30,    1997 Through
                          _________________ _________________  September 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ ______________
  Revenue                 $      - $      - $      - $      - $       13,804
  Cost of goods sold             -        -        -        -        (11,725)
  General and
    administrative               -        -        -        -        (41,524)
  Bad  debt  expense  -
    related  party               -        -        -        -        (25,860)
  Inventory adjustment           -        -        -        -        (11,725)
  Interest income -
    related party                -        -        -        -          3,821
                          ________ ________ ________ ________ ______________
  Net loss                $      - $      - $      - $      - $      (73,209)
                          ________ ________ ________ ________ ______________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005 and December 31, 2004.

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

  During the nine months ended September 30, 2005 and 2004, a shareholder has paid expenses on behalf of the Company totaling $7,280 and $0, respectively. These amounts have been recorded as capital contributions.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2005, an operating loss carryforward of approximately $214,000, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $72,900 and $71,000 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2005 is approximately $1,900.

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

NOTE 7 - LOSS PER SHARE

                          For the Three        For the Nine    From Inception
                           Months Ended        Months Ended       on May 1,
                           September 30,       September 30,    1997 Through
                       ___________________ ___________________  September 30,
                          2005      2004      2005      2004        2005
                       _________ _________ _________ _________ ______________
  Loss from continuing
   operations
   (numerator)         $ (1,510) $ (2,188) $ (5,710) $ (6,201) $    (140,619)
  Loss from discontinued
   operations
   (numerator)                 -         -         -         -       (73,209)
  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)                 -         -         -         -              -
  Cumulative effect of
   change in accounting
   principle (numerator)       -         -         -         -          (666)
                       _________ _________ _________ _________ ______________
  Loss available to
   common shareholders
   (numerator)         $ (1,510) $ (2,188) $ (5,710) $ (6,201) $    (214,494)
                       _________ _________ _________ _________ ______________
  Weighted average
   number of common
   shares outstanding
   during the period
   used in loss per
   share (denominator) 1,500,000 1,500,000 1,500,000 1,500,000      1,130,305
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


                                   Bronze Marketing, Inc.



Date: November 11, 2005            by:  /s/ Heather Hamby
                                    Heather Hamby, President & Director