Form 10KSB
period 2005-12-31
BRONZE MARKETING INC
filed 2006-03-30
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005    Commission File No. 333-83351

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

The Issuer's revenues for its most recent fiscal year.    $      0.00
As of February 9, 2006, the aggregate market value of voting stock held by non-affiliates was approximately $172,500.

The number of shares outstanding of the Issuer's common stock at December 31, 2005: 1,500,000

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's common stock is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "BNZE", but has not been traded in the over-the-counter market except on a limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 2004                 .51                 .37
     June 30, 2004                 1.25                 .65
     September 30, 2004            1.15                1.10
     December 31, 2004             1.15                1.15

     March 31, 2005                1.15                1.15
     June 30, 2005                 1.15                1.15
     September 30, 2005            1.15                1.15
     December 31, 2005             1.15                1.15

     (B)  HOLDERS.

     As of February 17, 2006, there were 25 record holders of the Company's Common Stock.

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

                           Term Served As   Positions
Name of Director  Age      Director/Officer With Company
Heather Hamby      37      Since inception  President, Sec/ Treas. &Director


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

                            Title of  Amount & Nature of  % of
Name and Address             Class    Beneficial OwnershipClass
Heather Hamby               Common    500,000 shares       33.3%
426 S. 1000 E. #704
SLC, UT 84102

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

     Exhibits required by Item 601 of Regulation S-B.
          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,740 for the fiscal year ended December 31, 2004, and $3,840 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2004 and $-0- for the fiscal year ended December 31, 2005.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $270 for the fiscal year ended December 31, 2004 and $250 for the fiscal year ended December 31, 2005.

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2004 and $-0- for the fiscal year ended December 31, 2005.

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, December 31, 2005                 2


        -   Statements of Operations, for the years
             ended December 31, 2005 and 2004
             and from inception on May 1, 1997
             through December 31, 2005                       3

        -   Statement of Stockholders' Equity (Deficit),
             from inception on May 1, 1997 through
             December 31, 2005                           4 - 5

        -   Statements of Cash Flows, for the years
             ended December 31, 2005 and 2004
             and from inception on May 1, 1997
             through December 31, 2005                       6


        -   Notes to Financial Statements               7 - 12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on May 1, 1997 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bronze Marketing, Inc. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on May 1, 1997 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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





PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 8, 2006

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $       453
  Advances from shareholders                                    -
                                                      ___________
        Total Current Liabilities                             453
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                              1,500
  Capital in excess of par value                          214,506
  Deficit accumulated during the
   development stage                                     (216,459)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (453)
                                                      ___________
                                                      $         -
                                                      ___________







The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                            For the          From Inception
                                           Year Ended           on May 1,
                                          December 31,       1997, Through
                                     ______________________   December 31,
                                        2005        2004          2005
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              7,675       8,668          22,748
  Loss on unsuccessful acquisition            -       6,500         119,000
                                     __________  __________  ______________
        Total Expenses                    7,675      15,168         141,748
                                     __________  __________  ______________
LOSS BEFORE OTHER (EXPENSE)              (7,675)    (15,168)       (141,748)

OTHER (EXPENSE)
  Interest expense - related party            -        (836)           (836)
                                     __________  __________  ______________
        Total Other Expense                   -        (836)           (836)
                                     __________  __________  ______________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                    (7,675)    (16,004)       (142,584)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________
LOSS FROM CONTINUING
  OPERATIONS                             (7,675)    (16,004)       (142,584)
                                     __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued bronze artwork
    marketing business (net of $0
    in income taxes)                          -           -         (73,209)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                    -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                  -           -         (73,209)
                                     __________  __________  ______________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     -           -            (666)
                                     __________  __________  ______________
NET LOSS                             $   (7,675) $  (16,004) $     (216,459)
                                     __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations                    (.01)       (.01)
  Operations of discontinued bronze
    artwork marketing business                -           -
  Gain (loss) on disposal of
    discontinued operations                   -           -
  Cumulative effect of change in
    accounting principle                      -           -
                                     __________  __________
  Net Loss Per Common Share          $     (.01) $     (.01)
                                     __________  __________


The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2005


                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock   Common Stock   Capital in  During the
                      _______________ _________________ Excess of Development
                       Shares Amount    Shares  Amount  Par Value    Stage
                      _______ _______ _________ _______ _________ ___________
BALANCE, May 1, 1997        - $     -         - $     - $       - $         -

Issuance of 900,000
  shares of common
  stock for cash at
  $.006 per share,
  May 1997                  -       -   900,000     900     4,500           -

Issuance of 100,000
  shares of common
  stock for cash at
  $.35 per share, net
  of offering costs
  of $4,924, June 1997      -       -   100,000     100    29,976           -

Net loss for the
  period ended
  December 31, 1997         -       -         -       -         -       (239)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1997                      -       - 1,000,000   1,000    34,476       (239)

Net loss for the year
  ended December 31,
  1998                      -       -         -       -         -       (504)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1998                      -       - 1,000,000   1,000    34,476       (743)

Issuance of 50,000
  shares of common
  stock for cash at
  $.35 per share,
  December 1999             -       -    50,000      50    17,450           -

Net loss for the year
  ended December 31,
  1999                      -       -         -       -         -    (42,245)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1999                      -       - 1,050,000   1,050    51,926    (42,988)

Net loss for the year
  ended December 31,
  2000                      -       -         -       -         -    (18,033)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2000                      -       - 1,050,000   1,050    51,926    (61,021)

Net loss for the year
  ended December 31,
  2001                      -       -         -       -         -     (6,469)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2001                      -       - 1,050,000   1,050    51,926    (67,490)

Net loss for the year
  ended December 31,
  2002                      -       -         -       -         -     (6,385)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2002                      -       - 1,050,000   1,050    51,926    (73,875)



                                [Continued]

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON MAY 1, 1997

                         THROUGH DECEMBER 31, 2005

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock   Common Stock   Capital in  During the
                      _______________ _________________ Excess of Development
                       Shares Amount    Shares  Amount  Par Value    Stage
                      _______ _______ _________ _______ _________ ___________
Issuance of 450,000
  shares of common
  stock at $.25 per
  share, November 2003      -       -   450,000     450   112,050           -

Net loss for the year
  ended December 31,
  2003                      -       -         -       -         -   (118,905)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2003                      -       - 1,500,000   1,500   163,976   (192,780)

Forgiveness of Debt
  and interest to
  Related Party,
  December 2004             -       -         -       -    41,738           -

Net loss for the year
  ended December 31,
  2004                      -       -         -       -         -    (16,004)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2004                      -       - 1,500,000   1,500   205,714   (208,784)
                      _______ _______ _________ _______ _________ ___________

Forgiveness of Debt
  and interest to
  Related Party,
  December 2005             -       -         -       -     8,792           -

Net loss for the year
  ended December 31,
  2005                      -       -         -       -         -     (7,675)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2005                      - $     - 1,500,000 $ 1,500 $ 214,506 $ (216,459)
                      _______ _______ _________ _______ _________ ___________

















The accompanying notes are an integral part of these financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                             For the          From Inception
                                            Year Ended           on May 1,
                                           December 31,       1997, Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $   (7,675) $  (16,004) $     (216,459)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
    Non-cash stock issued for
      services rendered                        -           -         112,500
    Inventory adjustment                       -           -          11,725
    Bad debt expense - related party           -           -          25,860
    Effect of change in accounting
      principle                                -           -             666
    Amortization expense                       -           -             334
    Change in assets and liabilities:
      Decrease in inventory                    -           -          11,725
      (Increase) in interest
      receivable - related party               -           -          (3,821)
      Increase (Decrease) in accounts
        payable                           (1,117)        885             453
      Increase in Interest Payable
        - related party                        -         836             836
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (8,792)    (14,283)        (56,181)
                                      __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs                -           -          (1,000)
  (Increase) in note receivable
    - related party                            -           -         (36,489)
  (Increase) in advance receivable
    - related party                            -           -          (9,000)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (46,489)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -           -          57,900
  Proceeds from advances from
    shareholders                           8,792       2,000          38,092
  Stock offering costs                         -           -          (4,924)
  Proceeds from Shareholder loans              -      11,602          11,602
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             8,792      13,602         102,670
                                      __________  __________  ______________
Net Increase (Decrease) in Cash                -        (681)              -

Cash at Beginning of Period                    -         681               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2005:
    During the year ended December 31, 2005, shareholders of the Company forgave advances and loans totaling $8,792. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.

  For the period year ended December 31, 2004:
    During the year ended December 31, 2004, shareholders of the Company forgave advances and loans totaling $40,902 and related accrued interest of $836. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.


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

  Discontinuance of Proposed Acquisition Evaluation - In connection with an evaluation of a potential acquisition of a telecommunications company doing business in San Diego, California, the Company incurred legal costs related to the proposed acquisition and advanced cash to the target company. In November 2003, the Company issued 450,000 shares of common stock valued at $.25 per share (based on a 50 % discount for being restricted stock) to pay the legal fees and reimburse the advanced costs. As of December 31, 2004, the evaluation of the proposed acquisition was terminated and all costs incurred were expensed as of December 31, 2004.

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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes
  [See Note 4].

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [See Note 2].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", were recently issued. SFAS No. 151, 152, 153, 123 (revised
  2004), 154,and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.


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

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:

                                       For the       From Inception
                                      Year Ended       on May 1,
                                     December 31,    1997, Through
                                     ______________________   December 31,
                                        2005        2004          2005
                                     __________  __________  ______________
    Revenue                          $        -  $        -  $       13,804
    Cost of goods sold                        -           -         (11,725)
    General and administrative                -           -         (41,524)
    Bad debt expense - related party          -           -         (25,860)
    Inventory adjustment                      -           -         (11,725)
    Interest income - related party           -           -           3,821
                                     __________  __________  ______________
    Net loss                         $        -  $        -  $      (73,209)
                                     __________  __________  ______________

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK AND WARRANTS

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

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

  Capital  Contribution - During 2004 and 2005, an officer  of  the  Company forgave notes payable and accrued interest in the amount of $41,738 and $8,792, respectively. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt", the forgiveness has been charged to Capital in excess of par value.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2005, an operating loss carryforward of approximately $216,500, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $73,600 and $71,000 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2005 is approximately $2,600.

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

  Shareholders Loans - During the year ended December 31, 2005, an officer/shareholder of the Company advanced a total of $8,792 to the Company. In December 2005, the officer/shareholder forgave the advances made to the Company. The forgiveness of debt was accounted for as a capital contribution.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  During the year ended December 31, 2004, an officer/shareholder of the Company advanced a total of $11,602 to the Company. The loans were due on demand and accrued interest at 10% per annum. Interest expense for the year ended December 31, 2004 was $836. Through December 31, 2004 an
  officer/shareholder of the Company advanced $29,300 to the Company. In December 2004, the shareholder forgave the loans, related accrued interest, and advances totaling $41,738. The forgiveness of debt was accounted for as a capital contribution.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                         For the
                                                        Year Ended
                                                       December 31,
                                                __________________________
                                                    2005          2004
                                                ____________  ____________
  Loss from continuing operations (numerator)   $     (7,675) $    (16,004)
  Loss from discontinued operations (numerator)            -             -
  Gain (loss) on disposal of discontinued
    operations (numerator)                                 -             -
  Cumulative effect of change in accounting
    principle (numerator)                                  -             -
                                                ____________  ____________
  Loss available to common shareholders
    (numerator)                                 $     (7,675) $    (16,004)
                                                ____________  ____________
  Weighted average number of common shares
    outstanding during the period used in
    loss per share (denominator)                   1,500,000     1,500,000
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


BRONZE MARKETING, INC.


By:   /s/ Heather Hamby                        Date:   March 23, 2006
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Heather Hamby                       Date:  March 23, 2006
     Heather Hamby, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.