Form 10QSB
period 2006-03-31
BRONZE MARKETING INC
filed 2006-05-16
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2006

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

The number of $.001 par value common shares outstanding at March 31, 2006:
1,500,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2006

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -  Unaudited Condensed Balance Sheets,
           March 31, 2006                                       2


        -  Unaudited Condensed Statements of Operations,
           for the three months ended March 31, 2006
           and 2005 and from inception on May 1, 1997
           through March 31, 2006                               3


        -  Unaudited Condensed Statements of Cash Flows,
           for the three months ended March 31, 2006
           and 2005 and from inception on May 1, 1997
           through March 31, 2006                               4


        -  Notes to Unaudited Condensed Financial Statements  5 - 9

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                       March 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    3,060
  Advances from related party                                 483
  Accrued interest to related party                             9
                                                      ___________
        Total Current Liabilities                           3,552
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                              1,500
  Capital in excess of par value                          214,506
  Deficit accumulated during the
    development stage                                   (219,558)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (3,552)
                                                      ___________
                                                      $        -
                                                      ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                          For the Three Months  From Inception
                                              Ended March 31,    on May 1, 1997
                                          _____________________    Through
                                            2006        2005     March 31, 2006
                                          _________  __________   __________
REVENUE                                    $     -    $      -    $       -

EXPENSES:
  General and administrative                 3,090         130       25,838
  Loss on unsuccessful acquisition               -           -      119,000
                                          _________  __________   __________
        Total Expenses                       3,090          30      143,963
                                          _________  __________   __________
LOSS BEFORE OTHER INCOME (EXPENSE)         (3,090)        (130)    (144,838)

OTHER INCOME (EXPENSE)
  Interest Expense                             (9)           -         (845)
                                          _________  __________   __________
LOSS FROM CONTINUING
  OPERATIONS                               (3,099)        (130)    (145,683)
                                          _________  __________   __________

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued bronze
    artwork marketing business (net of $0 in
    income taxes)                                -           -      (73,209)
  Gain (loss) on disposal of discontinued
    operations (net of $0 in income taxes)       -           -            -
                                          _________  __________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                                     -           -      (73,209)
                                          _________  __________   __________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        -           -         (666)
                                          _________  __________   __________
NET LOSS                                   $(3,099)   $   (130)   $(219,558)
                                          _________  __________   __________
LOSS PER COMMON SHARE:
  Continuing operations                    $  (.00)   $   (.00)
  Operations of discontinued bronze
    artwork marketing business                   -           -
  Gain (loss) on disposal of
    discontinued operations                      -           -
  Cumulative effect of change in
    accounting principle                         -           -
                                          _________  __________
  Net Loss Per Common Share                $  (.00)   $   (.00)
                                          _________  __________
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                      For the Three Months   From Inception
                                         Ended March 31,     on May 1, 1997
                                     ______________________     Through
                                        2006        2005     March 31, 2006
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (3,099) $     (130) $     (219,558)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Noncash stock issued for services
    rendered                                  -           -         112,500
  Inventory adjustment                        -           -          11,725
  Bad debt expense - related party            -           -          25,860
  Effect of change in accounting
    principle                                 -           -             666
  Amortization expense                        -           -             334
  Changes in assets and liabilities:
   Decrease in inventory                      -           -          11,725
   (Increase) in interest receivable
     - related party                          -           -          (3,821)
   Increase (decrease) in
     accounts payable                     2,607     (1,470)           3,060
   Increase in Interest
     Payable-related party                    9           -             845
                                     __________  __________  ______________
        Net Cash (Used) by
         Operating Activities             (483)     (1,600)        (56,664)
                                     __________  __________  ______________
Cash Flows from Investing Activities:
 Payment of organization costs                -           -         (1,000)
 (Increase) in note
    receivable - related party                -           -        (36,489)
 (Increase) in advance
    receivable - related party                -           -         (9,000)
                                     __________  __________  ______________
        Net Cash (Used) by
         Investing Activities                 -           -        (46,489)
                                     __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance          -           -         57,900
 Proceeds from advances
    from shareholders                       483       1,600         38,575
 Stock offering costs                         -           -         (4,924)
 Proceeds from Shareholder loans              -           -         11,602
                                     __________  __________  ______________
     Net Cash Provided by
      Financing Activities                  483       1,600        103,153
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -           -              -

Cash at Beginning of Period                   -           -              -
                                     __________  __________  ______________

Cash at End of Period                   $     -    $      -    $         -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                            $     -    $      -    $         -
    Income taxes                        $     -    $      -    $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2006:
     None
  For the three months ended March 31, 2005:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with accounting principles generally accepted  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised
  2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At
  March 31, 2006 and December 31, 2005, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued bronze artwork marketing business:


                                      For the Three Months   From Inception
                                         Ended March 31,     on May 1, 1997
                                     ______________________     Through
                                        2006        2005     March 31, 2006
                                     __________  __________  ______________
  Revenue                            $     -      $      -   $   13,804
  Cost of goods sold                       -             -      (11,725)
  General and administrative               -             -      (41,524)
  Bad debt expense - related party         -             -      (25,860)
  Inventory adjustment                     -             -      (11,725)
  Interest income - related party          -             -        3,821
                                     __________   _________  ___________
  Net loss                           $     -      $      -   $ (73,209)
                                     __________   _________  ___________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006.

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

  Capital  Contributions - During 2004 and 2005, an officer of  the  Company forgave notes payable and accrued interest in the amount of $41,738 and $8,792, respectively. The forgiveness has been recorded to Capital in excess of par value.
                                    -7-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Advances From Shareholders - At March 31, 2006 a shareholder of the Company had loaned a total of $483 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2006 amounted to $9.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                        For the Three Months
                                          Ended March 31,
                                          _________________
                                                   2006         2005
                                                 _________    __________
  Loss from continuing operations (numerator)    $  (3,099)   $    (130)

  Loss from discontinued operations (numerator)          -            -

  Gain (loss) on disposal of discontinued
    operations (numerator)                               -            -

  Cumulative effect of change in accounting
    principle (numerator)                                -            -
                                                 _________    __________
  Loss available to common shareholders
    (numerator)                                  $  (3,099)   $    (130)
                                                 _________    __________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)         1,500,000    1,500,000
                                                 _________    __________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

ITEM 5.  OTHER INFORMATION

     After filing its annual report on Form 10-KSB, the Company became aware that its listing on the Electronic Bulletin Board was moved to the NQB Pink Sheets. The Company has re-applied to the Bulletin Board, but has not been advised of the status of the application, as of the date hereof.

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


                              Bronze Marketing, Inc.



Date: May 15, 2006            by:     /s/ Heather Hamby
                                    Heather Hamby, President & Director