Form 10QSB
period 2006-06-30
BRONZE MARKETING INC
filed 2006-08-11
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2006

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

The number of $.001 par value common shares outstanding at June 30, 2006:
1,500,000

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

                               June 30, 2006

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -  Unaudited Condensed Balance Sheet,
            June 30, 2006                                        2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30,
            2006 and 2005 and from inception on May 1,
            1997 through June 30, 2006                         3 - 4


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2006 and 2005
            and from inception on May 1,
            1997 through June 30, 2006                           5


        -  Notes to Unaudited Condensed Financial Statements   6 - 7

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                          CONDENSED BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2006
                                                      ___________
                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
        Total Assets                                   $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,185
  Accounts payable - related party                            575
  Advances from related party                               4,386
  Accrued interest to related party                            87
                                                      ___________
        Total Current Liabilities                           6,233
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                              1,500
  Capital in excess of par value                          214,506
  Deficit accumulated during the
    development stage                                   (222,239)
                                                      ___________
        Total Stockholders'
          Equity (Deficit)                                (6,233)
                                                      ___________
                                                      $        -
                                                      ___________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                From
                          For the Three      For the Six       Inception
                          Months Ended       Months Ended        on
                            June 30,           June 30,         May 1,
                         _______________   ________________   1997 Through
                          2006      2005     2006      2005   June 30, 2006
                        ________  _______  ________  _______   _________

REVENUE                  $     -  $     -  $      -  $     -   $       -

EXPENSES:
  General and
   administrative          2,603    4,070     5,693    4,200      28,441
  Loss on unsuccessful
   acquisition                 -        -         -        -     119,000
                         ________  _______  ________  _______  _________

Total Expenses             2,603    4,070     5,693    4,200     147,441
                         ________  _______  ________  _______  _________
LOSS BEFORE OTHER
 (EXPENSE)                (2,603)  (4,070)   (5,693)  (4,200)   (147,441)

Other Income (Expense):
  Interest Expense
  - Related Party             78        -        87        -        (923)
                         ________  _______  ________  _______  _________


LOSS BEFORE INCOME TAXES  (2,681)  (4,070)   (5,780)  (4,200)   (148,364)

CURRENT TAX EXPENSE            -        -         -        -           -

DEFERRED TAX EXPENSE           -        -         -        -           -
                         _________  _______  ________  _______  _________


LOSS FROM CONTINUING
OPERATIONS                (2,681)  (4,070)   (5,780)  (4,200)   (148,364)
                         _________  _______  ________  _______  _________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   bronze artwork
   marketing business
   (net of $0 in
   income taxes)               -        -         -        -     (73,209)
  Gain (loss) on
   disposal of
   discontinued operations
   (net of $0 in
   income taxes)               -        -         -        -           -
                         _________  _______  ________  _______  _________
LOSS FROM DISCONTINUED
  OPERATIONS                   -        -         -        -     (73,209)
                         ________  _______  ________  _______  _________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE      -        -         -        -        (666)
                          ________  _______  ________  _______  _________

NET LOSS                 $(2,681) $(4,070)  $(5,780)  $(4,200) $(222,239)
                          ________  _______  ________  _______  _________


The accompanying notes are an integral part of these unaudited condensed financial statements.

                           BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                                For the Three    For the Six
                                Months Ended     Months Ended
                                  June 30,         June 30,
                             ________________   _______________
                               2006      2005    2006     2005
                             ________  _______  _______  ______
LOSS PER COMMON SHARE:
Continuing operations        $ (.00)   $ (.00)  $ (.00)  $ (.00)
Operations of discontinued
 bronze artwork marketing
 business                         -         -        -        -
Gain (loss) on disposal of
 discontinued operations          -         -        -        -
Cumulative effect of change in
    accounting principle          -         -        -        -
                             _______   _______  _______  _______

Net Loss Per Common Share    $ (.00)   $ (.00)  $ (.00)  $ (.00)
                             _______   _______  _______  _______



























 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                    -4-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               From
                                                             Inception on
                                          For the Six Months  May 1, 1997
                                           Ended June 30,      Through
                                         _________________     June 30,
                                          2006       2005        2006
                                       _________  _________  ___________
Cash Flows from Operating Activities:
 Net loss                                $ (5,780)  $ (4,200)  $ (222,239)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Noncash stock issued for
   services rendered                            -          -      112,500
  Inventory adjustment                          -          -       11,725
  Bad debt expense - related party              -          -       25,860
  Effect of change in accounting principle      -          -          666
  Amortization expense                          -          -          334
  Changes in assets and liabilities:
   Decrease in inventory                        -          -       11,725
   (Increase) in interest receivable
    - related party                             -          -       (3,821)
   Increase (decrease) in accounts payable  1,307       (785)       1,760
   Increase in accrued interest
    - related party                            87          -          923
                                         _________  _________  ___________

        Net Cash (Used) by
         Operating Activities              (4,386)    (4,985)     (60,567)
                                         _________  _________  ___________

Cash Flows from Investing Activities:
 Payment of organization costs                  -          -       (1,000)
 (Increase) in note receivable
  - related party                               -          -      (36,489)
 (Increase) in advance receivable
  - related party                               -          -       (9,000)
                                         _________  _________  ___________
        Net Cash (Used) by
         Investing Activities                   -          -      (46,489)
                                         _________  _________  ___________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -         -        57,900
 Proceeds from advances from shareholders   4,386         -        42,478
 Stock offering costs                           -         -        (4,924)
 Capital Contribution                           -     4,985        11,602
                                         _________  _________  ___________
        Net Cash Provided by
         Financing Activities               4,386     4,985       107,056
                                         _________  _________  ___________

Net Increase (Decrease) in Cash                 -         -             -

Cash at Beginning of Period                     -         -             -
                                         _________  _________  ___________

Cash at End of Period                    $      -    $    -   $         -
                                         _________  _________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                             $      -    $    -   $         -
    Income taxes                         $      -    $    -   $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2006:
     None

  For the six months ended June 30, 2005:
     None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                           BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Bronze Marketing, Inc. ("the Company") was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the
  Company's President. The Company received royalties from the sale of the inventory. However, during 1999, the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The Company discontinued its bronze artwork marketing business effective December 31, 2002. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

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

                            BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advances From Shareholders - At June 30, 2006 a shareholder of the Company had loaned a total of $4,386 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at June 30, 2006 amounted to $87.

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2006 amounted to $1,675. At June 30, 2006 the Company owed a total of $575 to the officer/shareholder.


NOTE 4 - LOSS PER SHARE

                              For the Three       For the Six
                              Months Ended        Months Ended
                               June 30,            June 30,
                           ________________    ________________
                             2006     2005     2006      2005
                           _______  ________  ________  ________
  Loss from
  continuing operations
  (numerator)             $(2,681) $ (4,070)  $(5,780)  $ (4,200)

  Loss from
  discontinued operations
  (numerator)                   -         -         -          -

  Gain (loss) on
  disposal of discontinued
  operations
  (numerator)                   -         -         -          -

  Cumulative effect of
  change in accounting
  principle
  (numerator)                   -         -         -          -
                           _______  ________  ________  ________
  Loss available to
  common shareholders
  (numerator)             $(2,681)  $(4,070)  $(5,780)   $(4,200)
                           _______  ________  ________  _________

 Weighted average
 number of common
 shares outstanding
 during the period
 used in loss per share
 (denominator)          1,500,000 1,500,000 1,500,000  1,500,000
                        _________ _________ _________ __________



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

ITEM 5.  OTHER INFORMATION

     After filing its annual report on Form 10-KSB, the Company became aware that its listing on the Electronic Bulletin Board was moved to the NQB Pink Sheets. The Company re-applied to the Bulletin Board, and its listing on the Electronic Bulletin Board was reinstated.

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


                                    Bronze Marketing, Inc.



Date:   August 10, 2006             by:     /s/ Heather Hamby
                                    Heather Hamby, President & Director