Form 10QSB
period 2006-09-30
BRONZE MARKETING INC
filed 2006-11-03
CIK 1041177

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2006

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

    311 South State Street, Suite 440, Salt Lake City, Utah 84111
               (Address of principal executive offices)

                            (801) 531-0066
         (Registrant's telephone number, including area code)

           426 South 1000 East, Salt Lake City, Utah 84106
     (Former name, former address and former fiscal year, if changed since last report)

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

The number of $.001 par value common shares outstanding at September 30, 2006:
1,500,000

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

                            September 30, 2006

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -  Unaudited Condensed Balance Sheet,
            September 30, 2006                                  2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2006 and 2005 and from
            inception on May 1, 1997 through
            September 30, 2006                                3 - 4


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2006
             and 2005 and from inception on May 1, 1997
             through September 30, 2006                         5


        -  Notes to Unaudited Condensed Financial Statements  6 - 8

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2006
                                                      ___________
                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
        Total Assets                                   $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      396
  Accounts payable - related party                              -
  Advances from related party                                   -
  Accrued interest to related party                             -
                                                      ___________
        Total Current Liabilities                             396
                                                      ___________
        Total Liabilities                                     396
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,500,000 shares issued and
   outstanding                                              1,500
  Capital in excess of par value                          222,644
  Deficit accumulated during the
    development stage                                   (224,540)
                                                      ___________
        Total Stockholders' Equity (Deficit)                (396)
                                                      ___________
                                                      $        -
                                                     ___________




 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                    -2-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                               For the            For The             From
                            Three Months         Nine Months      Inception
                                Ended              Ended              on
                             September 30,      September 30,     May 1, 1997
                           _________________  __________________     Through
                             2006     2005      2006      2005   Sept. 30, 2006
                           _______  ________  ________  ________   _________
REVENUE                    $    -   $     -   $     -   $     -    $      -

EXPENSES:
  General and
    administrative          2,153     1,510     7,847     5,710      30,595
  Loss on unsuccessful
    acquisition                 -         -         -         -     119,000
                           _______  ________  ________  ________   _________
        Total Expenses      2,153     1,510     7,847     5,710     149,595
                           _______  ________  ________  ________   _________
LOSS BEFORE
  OTHER (EXPENSE)          (2,153)   (1,510)   (7,847)   (5,710)   (149,595)

Other Income (Expense):
  Interest Expense
    - Related Party          (147)        -      (234)        -      (1,070)
                           _______  ________  ________  ________   _________
LOSS BEFORE INCOME TAXES   (2,300)   (1,510)   (8,081)   (5,710)   (150,665)

CURRENT TAX EXPENSE             -         -         -         -           -

DEFERRED TAX EXPENSE            -         -         -         -           -

LOSS FROM CONTINUING       _______  ________  ________  ________   _________
OPERATIONS                 (2,300)   (1,510)   (8,081)   (5,710)   (150,665)
                           _______  ________  ________  ________   _________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    bronze artwork
    marketing business
    (net of $0 in
     income taxes)              -         -         -         -     (73,209)
  Gain (loss) on
    disposal of
    discontinued
    operations (net of
    $0 in income taxes)         -         -         -         -           -
                           _______  ________  ________  ________   _________
LOSS FROM DISCONTINUED
  OPERATIONS                    -         -         -         -     (73,209)
                           _______  ________  ________  ________   _________
CUMULATIVE EFFECT
  OF CHANGE IN
  ACCOUNTING PRINCIPLE          -         -         -         -      (666)
                           _______  ________  ________  ________   _________
NET LOSS                  $(2,300)  $(1,510)  $(8,081)  $(5,710)   $(224,540)
                           _______  ________  ________  ________   _________






The accompanying notes are an integral part of these unaudited condensed financial statements.
                                    -3-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]

                               For the            For The
                            Three Months         Nine Months
                                Ended              Ended
                             September 30,      September 30,
                           _________________  __________________
                             2006     2005      2006      2005
                           _______  ________  ________  ________


LOSS PER COMMON SHARE:
  Continuing operations    $ (.00)  $  (.00)  $  (.00)  $  (.00)

  Operations of
   discontinued bronze
   artwork marketing
   business                     -         -         -         -

  Gain (loss) on disposal
   of discontinued
   operations                   -         -         -         -

  Cumulative effect of
   change in accounting
   principle                    -         -         -         -
                           _______  ________  ________  ________
  Net Loss Per
   Common Share            $ (.00)  $  (.00)  $  (.00)  $  (.00)
                           _______  ________  ________  ________















 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                    -4-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the            From
                                           Nine Months      Inception
                                              Ended          On May 1,
                                          September 30,    1997 Through
                                        __________________    Sept. 30
                                            2006    2005        2006
                                        ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                               $(8,081)  $(5,710)   $(224,540)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:

  Noncash stock issued
   for services rendered                      -         -      112,500
  Inventory adjustment                        -         -       11,725
  Bad debt expense - related party            -         -       25,860
  Effect of change in
   accounting principle                       -         -          666
  Amortization expense                        -         -          334
  Changes in assets and liabilities:
   Decrease in inventory                      -         -       11,725
   (Increase) in interest
     receivable - related party               -         -       (3,821)
   Increase (decrease) in
     accounts payable                       (57)   (1,570)         396
   Increase in accrued
     interest - related party                 -         -          836
                                        ________  ________   __________
        Net Cash (Used) by
         Operating Activities            (8,138)   (7,280)     (64,319)
                                        ________  ________   __________

Cash Flows from Investing Activities:
 Payment of organization costs                -         -       (1,000)
 (Increase) in note
    receivable - related party                -         -      (36,489)
 (Increase) in advance
    receivable - related party                -         -       (9,000)
                                        ________  ________   __________
        Net Cash (Used) by
         Investing Activities                 -         -      (46,489)
                                        ________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance          -         -       57,900
 Proceeds from advances
   from shareholders                          -         -       38,092
 Stock offering costs                         -         -       (4,924)
 Capital Contribution                     8,138     7,280       19,740
                                        ________  ________   __________
     Net Cash Provided by
      Financing Activities                8,138     7,280      110,808
                                        ________  ________   __________

Net Increase (Decrease) in Cash               -         -            -

Cash at Beginning of Period                   -         -            -
                                        ________  ________   __________

Cash at End of Period                   $     -    $    -    $       -
                                        ________  ________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                            $     -    $    -    $       -
    Income taxes                        $     -    $    -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2006:
     None

  For the nine months ended September 30, 2005:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.
                                    -5-

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - CAPITAL STOCK

  Capital Contribution - In September 2006 an officer/shareholder of the Company forgave advances payable and accrued interest in the amount of $8,138. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt", the forgiveness has been charged to Capital in excess of par value.

NOTE 3 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
                                    -6-

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4- RELATED PARTY TRANSACTIONS

  Advances From Shareholders - At September 30, 2006 an officer/shareholder of the Company had loaned a total of $7,904 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at September 30, 2006 amounted to $234. On September 30, 2006 the officer forgave the advances made to the Company. The forgiveness of debt was accounted for as a capital contribution.

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2006 amounted to $2,775.


NOTE 5 - LOSS PER SHARE

                              For the               For the
                            Three Months          Nine Months
                               Ended                 Ended
                            September 30,         September 30,
                         ____________________  ____________________
                            2006       2005       2006       2005
                         _________  _________  _________  _________
  Loss from
  continuing operations
  (numerator)             $(2,300)  $ (1,510)  $ (8,081)  $ (5,710)

  Loss from
  discontinued operations
  (numerator)                   -          -          -          -

  Gain (loss) on disposal
  of discontinued
  operations (numerator)        -          -          -          -

  Cumulative effect of
  change in accounting
  principle (numerator)         -          -          -          -
                         _________  _________  _________  _________
  Loss available
  to common shareholders
  (numerator)            $ (2,300)  $ (1,510)  $ (8,081)  $ (5,710)
                         _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  during the period
  used in loss per
  share (denominator)    1,500,000  1,500,000  1,500,000  1,500,000
                         _________  _________  _________  _________



  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 6 - SUBSEQUENT EVENT

  On November 3, 2006, the Corporation completed the closing of a stock sale transaction wherein it sold 135,000 shares of Series A Voting Convertible Preferred Stock for $425,000 to Halter Financial Investment, LP, an unrelated third-party purchaser. These shares have 100 votes per share and therefore represent voting control of the Corporation.

                          BRONZE MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENT (Continued)

  The Series A Preferred Stock is convertible to common stock at the option of the holder(s) thereof at any time, but not prior to the earliest of: 1) the Corporation's completion of the acquisition of an operating business;
  2) March 31, 2007; or 3) a waiver by the board of directors. The Preferred Stock can also be required to be converted by the holder(s) thereof at the direction of the board of directors of the Corporation.

  In connection with the stock sale the Corporation has declared a special cash dividend in the aggregate amount of $417,500, or $0.278333 per share, as to its 1,500,000 shares of common stock outstanding on November 14, 2006 (Record Date). The Payment Date is November 27, 2006. The holder of the Series A Preferred Stock is not entitled to participate in the dividend.

  On October 26, 2006, Thomas G. Kimble, a principal stockholder of the Corporation, replaced Heather Hamby as the sole director and officer of the Corporation. On November 3, 2006, Timothy P. Halter, the principal owner of Halter Financial Investments, LP, was appointed as a member of the board of directors of the Corporation along with Mr. Kimble and replaced Mr. Kimble as the sole executive officer of the Corporation.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended September 30, 2006), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. Subsequent thereto, the issuer entered into a Preferred Stock Purchase Agreement, pursuant to which it sold equity securities of the issuer without registration under the Securities Act, as described hereafter in Item 5.

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

ITEM 5.  OTHER INFORMATION

     On November 3, 2006, Bronze Marketing, Inc., a Nevada corporation (the "Corporation"), entered into a Preferred Stock Purchase Agreement (the "Agreement") with Halter Financial Investments, L.P., a Texas limited partnership, an unrelated third-party purchaser, ("Purchaser"), pursuant to which the
Corporation sold to Purchaser 135,000 unregistered shares of the Corporation's Series A Voting Convertible Preferred Stock (the "Preferred Stock") for $425,000. The funds came from the operating capital of the Purchaser. The Preferred Stock has 100 votes per share and therefore represents 90% voting control of the Corporation. As such, the Agreement resulted in a change of control of the Corporation and the Purchaser is able to elect directors and control the policies and practices of the Corporation.

     The Preferred Stock is convertible to common stock at the option of the holder(s) thereof at any time, but not prior to the earliest of: 1) the Corporation's completion of the acquisition of an operating business; 2) March 31, 2007; or 3) approval by the board of directors. The Preferred Stock can also be converted by the Corporation upon five days' notice to the holder(s) thereof.

     As required by the terms of the Agreement, the Corporation's board of directors has appointed Timothy P. Halter as a new director of the Corporation.

     Pursuant to the terms of the Agreement, on November 3, 2006, the Corporation declared a special cash dividend in the aggregate amount of $417,500, or $0.278333 per share, as to its 1,500,000 shares of common stock outstanding on November 14, 2006 (Record
Date). The Payment Date is November 27, 2006. The holder of the Preferred Stock is not entitled to participate in the dividend.

     The Agreement contains covenants that Purchaser, in its capacity as controlling shareholder of the Corporation following closing, will not approve any additional reverse stock splits, other than a one-time 1 for 10 reverse stock split, without the prior consent of Thomas G. Kimble as representative of the Corporation's current shareholders, that it will ensure that the Corporation does not authorize the issuance of any additional shares of common stock or securities convertible into shares of common stock except in connection with a combination transaction with a corporation with current business operations (a "Going Public Transaction"), and that it will not allow the Corporation to enter into a Going Public Transaction unless the Corporation, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASDAQ Capital Market immediately following the closing of the Going Public Transaction. Such covenants will automatically terminate at the time the Company enters into a Going Public Transaction. The Agreement also grants demand and "piggy back" registration rights to Purchaser and, to the extent required, to the current holders of the Corporation's restricted common stock.

     The Stock Purchase Agreement and the other actions described herein did not result in any change in the status of the Corporation as a shell Corporation and the Corporation will continue its search for business opportunities for acquisition or participation by the Corporation.

     The foregoing summary of selected provisions of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is filed as an exhibit to this report.

           The Preferred Stock was sold to Purchaser without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation, the Purchaser acknowledged that it was purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificate representing the shares was imprinted with a restricted stock legend indicating that the shares had not been registered and could not be resold without registration under the Securities Act or the availability of an exemption from the registration requirements thereof

                  Directors and Executive Officers:

       The following table sets certain information with regard to Timothy P. Halter, the new executive officer and a director of the Corporation. Mr. Halter was appointed by the board of directors to fill a vacancy created by the November 3, 2006, board of director action increasing the required number of directors from one to two persons. Mr. Halter was appointed to serve for a term of one year, commencing on November 3, 2006.

Name               Age    Title

Timothy P. Halter  40     President, Secretary, Treasurer, Chief Executive
                          Officer and Chief Financial Officer and Director

       The term of office of each director is one year and until his or her successor is elected at the Corporation's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until his successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

       Certain biographical information of Timothy P. Halter is set forth below.

       TIMOTHY P. HALTER. Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc. ("HFI"), a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2006, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations. Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (Nasdaq:
DXPE), and is an officer and director of Nevstar Corporation., a Nevada corporation, Robcor Properties, Inc., a Nevada corporation, and RTO Holdings, Inc., a Nevada corporation. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to the Corporation's business affairs as may be necessary to implement its business plan.

   Security Ownership of Certain Beneficial Owners and Management:

       The following table sets forth as of November 3, 2006, the number of shares of the Corporation's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Corporation's common stock, and by each of the Corporation's officers and directors, and by all officers and directors as a group. On said date there were 1,500,000 shares of the Corporation's common stock issued and outstanding and 135,000 shares of Series A Voting Convertible Preferred Stock, each entitled to 100 votes per share, outstanding.


Principal Stockholders:

Title                                       Number of  Percent of
of Class   Name                          Shares Owned Voting Power

Preferred  Halter Financial Investments,      135,000       90.0%
           L.P. (1)(2)(3)

Common     Thomas G. Kimble                   450,000        3.0%

Common     Lynn P. Dixon                      400,000        2.7%

Common     Heather Hamby                      500,000        3.3%

Common     Timothy P. Halter(2)(3)                ---       90.0%

Common     All Officers and Directors         450,000       93.0%
           as a Group (2 persons) (2)(3)

_________________________________
(1) Indicates shares owned of record and beneficially by the person indicated.
(2) Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability Corporation ("HFI GP"), is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability Corporation ("TPH GP"), is the general partner and Timothy
    P. Halter is the sole member of TPH GP; (ii)Bellfield Capital, L.P., a Texas limited partnership of which Bellfield Capital Management, LLC, a Texas limited liability Corporation ("Bellfield LLC"), is the sole general partner and David Brigante is the sole member of Bellfield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP, LLC, a Texas limited liability Corporation("Colhurst LLC"), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability Corporation ("Rivergreen LLC"), of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.
(3) The Percent of Voting Power column includes Series A Preferred Stock that is convertible to common stock at the option of the holder(s) thereof at any time, but not prior to the earliest of: 1) the Corporation's completion of the acquisition of an operating business; 2) March 31, 2007; or 3) approval by the board of directors. The Preferred Stock can also be converted by the Corporation upon five days' notice to the holder(s) thereof.

ITEM 6.  EXHIBITS.

       Exhibit Index - Exhibits required by Item 601 of Regulation S-B.
       SEC No.
       3.1) Articles of Amendment dated February 3, 2006
       3.2) Certificate of Designation of Rights and Preferences of the
             Series A Voting Convertible Preferred Stock
       10)  Preferred Stock Purchase Agreement, and
       31)  Certifications required by Rules 13a-14(a) or 15d-14(a).
       32)  Section 1350 Certifications

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Bronze Marketing, Inc.



Date:   November 3, 2006   by:  /s/ Thomas G. Kimble
                       Thomas G. Kimble, President & Secretary/Treasurer
                    (Chief Executive Officer and Chief Financial Officer)