Form 10KSB
period 2006-12-31
SUTOR TECHNOLOGY
filed 2007-03-30
CIK 1041177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-51908

SUTOR TECHNOLOGY GROUP LIMITED
(formerly known as Bronze Marketing, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	87-0578370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
No 8, Huaye Road, Dongbang Industrial Park Changshu, People’s Republic of China 215534
(Address of principal executive office and zip code)
(86) 512-52686688
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2006, were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 27, 2007 was $44,940,416.

The number of shares outstanding of the issuer’s common stock as of March 29, 2007 was 37,955,602.

DOCUMENTS INCORPORATED BY REFERENCE: None

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this report to the "Company" "we," "us," or "our," are references to Sutor Technology Group Limited, which was known as Bronze Marketing, Inc. on December 31, 2006 and until March 6, 2007 when our name was changed to “Sutor Technology Group Limited.” Additional information regarding the Company’s name change and a related business combination transaction can be found under the heading “Description of Business - Recent Developments” below.

Special Note Regarding Forward Looking Statements

Certain statements contained in this report contain forward-looking that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words "believe," "expect," "anticipate," "projects," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated under the laws of the State of Nevada on May 1, 1997. In connection with our organization, the founders contributed $5,400 cash to initially capitalize the Company in exchange for 900,000 shares of common stock.

On May 22, 1997, the Company commenced a private offering of up to 100,000 shares of our common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in July 1997. The Company sold 100,000 shares of common stock, at $0.35 per share, and raised gross proceeds of $35,000. The Company then registered a public offering of its securities.

The Company declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of October 27, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83351, which became effective October 27, 1999, to register the such securities and, pursuant thereto, the Company then distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no underlying securities were ever sold pursuant to the offering.

During December 1999, the Company offered and sold, and agreed to issue, 50,000 additional shares of its authorized, but previously unissued, common stock. Total proceeds from the sale of stock amounted to $17,500 (or $0.35 per share). During November 2003, the Company issued 450,000 additional shares of common stock as payment in full of outstanding legal fees incurred in connection with a proposed acquisition that was not consummated. This increased the total issued and outstanding common stock to 1,500,000 shares.

On November 3, 2006, the Company entered into a Preferred Stock Purchase Agreement with Halter Financial Investments, L.P., or “HFI,” pursuant to which the Company sold 135,000 unregistered shares of its Series A Voting Convertible Preferred Stock, or "Series A Preferred Stock," to HFI for $425,000. HFI’s chairman Timothy P. Halter was appointed as our CEO, President and a member of our Board of Directors. Prior to conversion, each share of Series A Preferred Stock could cast 98 votes and was convertible into 98 shares of common stock. As a result of that transaction, HFI acquired 90% voting control of the Company.

On November 7, 2006, the Company entered into an Assignment Agreement with BTHC III, Inc., or “BTHC,” a Delaware corporation, Sutor Steel Technology Co., Ltd. and the stockholders of Sutor Steel Technology Co., Ltd., pursuant to which the Company agreed to assume all the rights, obligations and duties of BTHC under a Share Exchange Agreement dated September 7, 2006 by and among BTHC, Sutor Steel Technology Co., Ltd. and its stockholders as if the Company had entered into the Share Exchange Agreement directly with Sutor Steel Technology Co., Ltd. and its stockholders.

Under the amended Share Exchange Agreement and the Assignment Agreement, the stockholders of Sutor Steel Technology Co., Ltd. agreed to transfer all of their shares of Sutor Steel Technology Co., Ltd.’s capital stock to the Company in exchange for a certain number of newly issued shares of the Company’s Series B Preferred Stock that would, in the aggregate, constitute at least 50.1% of our issued and outstanding capital stock on a fully diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to a financing transaction and a 1-for-10 reverse stock split which are described below in the “Description of Business - Recent Developments” heading.

The Company’s Business Operations

The Company was formed to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful, the Company experienced losses from its inception and operations were eventually discontinued as of December 31, 2002. On March 15, 2004, the Company announced that it had entered into an agreement to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. However, the agreement with The Holder Hospitality Group, expired on October 1, 2004, by its terms. It has not been renewed, and has been terminated. The proposed acquisition was subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. This acquisition would have resulted in a change in control of the Company, a change of management, change of corporate name, and a change of corporate headquarters.

During 2005 and 2006, the Company did not engage in any significant business activities and had virtually no operations or assets. Its principal business activity was to investigate potential acquisitions. The Company’s limited business activity resulted in a business combination transaction with Sutor Steel Technology Co., Ltd. and its stockholders. Additional information regarding the business combination transaction with Sutor Steel Technology Co., Ltd. can be found in the heading “Description of Business - Recent Developments” below.

Regulation

As a result of the business combination transaction with Sutor Steel Technology Co., Ltd., our assets and business operations are subject to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation, both in China and in the United States.

Competition

During most of the fiscal year ended December 31, 2006, we encountered substantial competition in our efforts to locate a business opportunity. The primary competition for desirable investments came from investment bankers, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Most of these entities had significantly greater experience, resources, and managerial capabilities than we had and were in a better position than us to obtain access to attractive business opportunities. As a result of the completion of the business combination transaction with Sutor Steel Technology Co., Ltd., we believe our competitive landscape has changed as we now compete with Sutor Steel Technology Co., Ltd.’s competitors in its industry. Additional information regarding our competition and the competitors of Sutor Steel Technology Co., Ltd. can be found in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007.

Employees

As of December 31, 2006, we had no employees and our business and affairs were handled by our executive officers only who provided services to us on an as-needed basis. Our management concluded that there was no need to engage any full-time employees so long as we were only seeking and evaluating business opportunities.

Recent Developments

On November 7, 2006, the Company entered into an Assignment Agreement with BTHC, Sutor Steel Technology Co., Ltd. and the stockholders of Sutor Steel Technology Co., Ltd., pursuant to which the Company agreed to consummate a business combination transaction by assuming all the rights, obligations and duties of BTHC under a Share Exchange Agreement, dated September 7, 2006, by and among BTHC, Sutor Steel Technology Co., Ltd. and the stockholders of Sutor Steel Technology Co., Ltd., as if the Company had entered into the Share Exchange Agreement directly with Sutor Steel Technology Co., Ltd. and its stockholders. On February 1, 2007 the parties entered into Amendment No. 1 to the Share Exchange Agreement which, among other things, provided that stockholders of Sutor Steel Technology Co, Ltd. would receive shares of the Company’s Series B Voting Convertible Preferred Stock instead of common stock as provided in the original Share Exchange Agreement.

On February 1, 2007, the Company completed a reverse acquisition of Sutor Steel Technology Co., Ltd. through a share exchange transaction whereby it issued to the stockholders of Sutor Steel Technology Co., Ltd. 323,380.5 shares of Series B Voting Convertible Preferred Stock, which were convertible into 32,338,050 shares of common stock immediately upon satisfaction of certain stated conditions, including an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, in exchange for all of the issued and outstanding capital stock of Sutor Steel Technology Co., Ltd. Sutor Steel Technology Co., Ltd. thereby became the Company’s wholly owned subsidiary and the former stockholders of Sutor Steel Technology Co., Ltd. became the Company’s controlling stockholders. The amendment to the Company’s Articles of Incorporation, which was effective on March 6, 2007, also effectuated a 1-for-10 reverse stock split and a change of the Company’s name to “Sutor Technology Group Limited.”

Upon the closing of the reverse acquisition, Thomas Kimble and Timothy P. Halter resigned as directors and from all offices that they held. Lifang Chen was appointed chairman of the board of directors and the Company’s executive officers were replaced by the Sutor Steel Technology Co., Ltd. executive officers upon the closing of the reverse acquisition.

For accounting purposes, the share exchange transaction is treated as a reverse acquisition with Sutor Steel Technology Co., Ltd. as the acquirer and Bronze Marketing, Inc. as the acquired party.

Sutor Steel Technology Co., Ltd. was incorporated in the British Virgin Islands in August 2006. Sutor Steel Technology Co., Ltd. presently has two direct, wholly owned operating subsidiaries: Changshu Huaye Steel Strip Co., Ltd., or "Changshu Huaye," and Jiangsu Cold-Rolled Technology Co., Ltd., or "Jiangsu Cold-Rolled." Changshu Huaye was incorporated in China as a foreign investment enterprise on January 17, 2003 with registered capital of $10 million. Jiangsu Cold-Rolled was incorporated in China on August 28, 2003 as a foreign investment enterprise with registered capital of $36 million. In addition, Changshu Huaye owns 90% of Changshu Dongbang Sewage Treatment Co., Ltd. or “Dongbang Sewage”, an industry and household sewage treatment plant which was incorporated in China in 2005 with registered capital of approximately $625,000. Virtually all of the Company’s active business operations are conducted out of Changshu Huaye and Jiangsu Cold-Rolled.

Shanghai Huaye is a steel rough processing and trading company in China and an affiliate due to the fact that Lifang Cheng, the Company’s Chairman and an 85.2% beneficial owner, has a 100% beneficial ownership interest in Shanghai Huaye. Shanghai Huaye is a primary distributor of our products and provider of our raw materials.

Changshu Huaye’s 90% owned subsidiary Dongbang Sewage is in business of sewage treatment. It provides sewage treatment services not only to Changshu Huaye and Jiangsu Cold-Rolled, but also to the households in Dongbang Town. Dongbang Asset Management Company or “Dongbang Asset”, a Chinese state-owned company, owns the other 10% interest in Dongbang Sewage. Under the agreement between Changshu Huaye and Dongbang Asset, all net losses up to approximately $102,000 of Dongbang Sewage will be born by Dongbang Asset, but all profits will be shared between Changshu Huaye and Dongbang Assets proportionally.

On February 1, 2007, the Company completed a private placement pursuant to which it issued and sold to certain accredited investors 39,473.56 shares of Series B Voting Convertible Preferred Stock, which were convertible into 3,947,356 shares of common stock, for $12 million pursuant to a Securities Purchase Agreement dated February 1, 2007. The shares of Series B Voting Convertible Preferred Stock were subsequently converted into common stock on March 9, 2007.

ITEM 2. DESCRIPTION OF PROPERTIES.

During 2006 and at December 31, 2006, the Company owned no real or personal property and had no lease or office facilities.

ITEM 3. LEGAL PROCEEDINGS.

During the 2006 fiscal year and at December 31, 2006, the Company was not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the 2006 fiscal year, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SUOT.OB,” but has not been traded in the Over-The-Counter market except on a limited and sporadic basis. Our current CUSIP number is 869362 10 3.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2006
1st Fiscal Quarter (1/1/06-3/31/06)	$1.15	$1.15
2nd Fiscal Quarter (4/1/06-6/30/06)	1.15	0.60
3rd Fiscal Quarter (7/1/06-9/30/06)	0.60	0.60
4th Fiscal Quarter (10/1/06-12/31/06)	2.75	1.15

Year Ended December 31, 2005
1st Fiscal Quarter (1/1/05-3/31/05)	$1.15	$1.15
2nd Fiscal Quarter (4/1/05-6/30/05)	1.15	1.15
3rd Fiscal Quarter (7/1/05-9/30/05)	1.15	1.15
4th Fiscal Quarter (10/1/05-12/31/05)	1.15	1.15

(1)	The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Reports to Stockholders

In connection with our business combination with Sutor Steel Technology Co., Ltd., we changed our fiscal year end from December 31 to June 30. We plan to furnish our stockholders with an annual report for each fiscal year ending June 30 containing financial statements audited by our independent certified public accountants and unaudited quarterly and other interim reports to our stockholders. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Approximate Number of Holders of Our Common Stock

On March 16, 2007, there were approximately 50 stockholders of record of our common stock.

Dividend Policy

Pursuant to an agreement with HFI, dated November 3, 2006, we paid a special cash dividend in the aggregate amount of $417,500, or $0.278333 per share, to holders of common stock outstanding on November 14, 2006. Other than the cash dividend described in the preceding sentence, we have never declared or paid any cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

Our independent stock transfer agent is Interwest Transfer Co. Inc. located in Salt Lake City, Utah. Their mailing address is 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117 and their phone number is (801) 272-9294.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company was incorporated on May 1, 1997, but has not generated significant revenues from operations. At December 31, 2006, the Company was a development stage company until its business combination with Sutor Steel Technology Co., Ltd. on February 1, 2007. See “Description of Business - Recent Developments” and the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007 for a full discussion of the Company’s future plan of operation.

The Company’s Plan of Operations

The Company has experienced losses from its inception. The Company was formed to provide inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. This business was not successful and operations were discontinued as of December 31, 2002 and at virtually all times thereafter, the Company has had no operating capital or income producing assets. The Company's principal activity during most of its existence has been to investigate potential acquisitions.

In November, 2006, the Company’s efforts to find acquisition targets resulted in an agreement to effectuate a business combination with Sutor Steel Technology Co., Ltd. See “Description of Business - Recent Developments” above for a full discussion of the business combination transaction.

The Company’s financial statements which accompany this Annual Report on Form 10-KSB have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. At December 31, 2006, the Company had incurred losses since its inception and has current liabilities in excess of current assets. Absent the business combination transaction with Sutor Steel Technology Co., Ltd., these factors otherwise would have raised substantial doubt about the ability of the Company to continue as a going concern. Given the business combination with Sutor Steel Technology Co., Ltd., the Company’s management has determined that it is in the Company’s best interest to continue the business activities and pursue the business plan of Sutor Steel Technology Co., Ltd. Additional information regarding the business activities and business plan of Sutor Steel Technology Co., Ltd. can be found in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The Company’s financial statement are included herewith as an Exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the 2006 fiscal year, there were no disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

On February 1, 2007, concurrent with the business combination transaction with Sutor Steel Technology Co., Ltd., our board of directors approved the dismissal of Pritchett, Siler & Hardy, P.C. as our independent auditor, effective upon the completion of the audit of our financial statements as of and for the fiscal year ended December 31, 2006 and the issuance of its report thereon. Upon the effective date of the dismissal, we will file a separate current report on Form 8-K to disclose the effectiveness of the dismissal in accordance with Item 304(a) of Regulation S-K.

Concurrent with the decision to dismiss Pritchett, Siler & Hardy, P.C. as our independent auditor, our board of directors elected to continue the existing relationship of our subsidiary Sutor Steel Technology Co., Ltd. with Hansen, Barnett & Maxwell and appointed Hansen, Barnett & Maxwell as our independent auditor. During our two most recent fiscal years (ended June 30, 2006 and 2005) and from July 1, 2006 to the date of this report, we did not consult Hansen, Barnett & Maxwell with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Hansen, Barnett & Maxwell concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES.

Our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company.

Based on their evaluation as of December 31, 2006, their conclusions about the effectiveness of the disclosure controls and procedures were that such disclosure controls and procedures were adequate.

There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets certain information regarding persons who served as our executive officers and directors during the 2006 fiscal year. See the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007 for information regarding the Company’s current directors and executive officers.

Name	Age	Title
Timothy P. Halter(1)	40	President, CEO and director

Thomas Kimble(2)	60	President, CEO, CFO and director

Heather Hamby(3)	36	President, CEO, CFO and director

(1)
Timothy P. Halter became an executive officer and director of the Company in connection with HFI’s acquisition of our stock on November 3, 2006. Mr. Halter resigned from all offices he held with the Company effective upon the filing of a 14f-1 Information Statement.

(2)	Thomas Kimble resigned from all executive offices he held with the Company effective on November 3, 2006 and resigned as a director effective as of February 1, 2007.

(3)	Heather Hamby resigned from all offices she held with the Company on October 26, 2006.

Certain biographical information about persons who served as members of our Board of Directors and/or executive officers in 2006 is set forth below.

Timothy P. Halter. Mr. Halter has been our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and director since November 2006. On February 1, 2007, Mr. Halter resigned from all offices he held with us. On the same date, Mr. Halter submitted his resignation as our director, which became effective on February 15, 2007. Since 1995, Mr. Halter has been the President and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (Nasdaq: DXPE), and is an officer and director of Nevstar Corporation., a Nevada corporation, Point Acquisition Corporation., a Nevada corporation, and Marketing Acquisition Corporation, a Nevada corporation.

Heather Hamby. Ms. Hamby was our President, CEO, CFO and a member of our Board of Director from until October 26, 2006. She has been engaged in the fashion modeling industry for the past several years. After graduation from high school in 1987, Ms. Hamby attended college for two years, and then began a modeling career, initially in New York City. One year later, she received a modeling contract with McCarty Modeling Agency in Salt Lake City, Utah. In 1991, she began working for Kutte - Le Gunn Modeling Agency and pursued her career there until 1996. In 1994 she began working with various Conventions and Trade Shows for a wide variety of companies nationwide, and is currently working as an independent model with Nordstrom Fashion Trend Shows.

Thomas G. Kimble. Mr. Kimble became our President, CEO, CFO and a member of our Board of Directors on October 26, 2006. He resigned from his executive officer positions effective as of November 3, 2006 and from his directorship effective February 1, 2007. Mr. Kimble graduated from the University of Utah with B.S. and J.D. degrees, and is an attorney in private practice. Thomas G. Kimble & Associates, P.C. is the law firm which previously served as our counsel.

There are no arrangements or understandings regarding how long a director is to serve in that capacity. The directors named above held, as of December 31, 2006, no other directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934 other than those listed above with respect to Mr. Halter.

Identify Significant Employees.

As of December 31, 2006, the Company had no significant employees other than those persons identified above.

Family Relationships.

At December 31, 2006, there were no family relationships among our directors and officers and their immediate family members.

Involvement in Certain Legal Proceedings.

At December 31, 2006, no officer or director of the Company: (1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; (2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or (3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Audit Committee Financial Expert.

At December 31, 2006, the Company did not have an audit committee or an audit committee financial expert serving on its audit committee due to lack of funds, was not engaged in any significant business activities and had no material operations or material amount of assets.

Compliance with Section 16(a) of the Exchange Act.

None of our directors or executive officers failed to comply in a timely manner with Section 16(a) during the 2006 fiscal year.

Code of Ethics.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that the company files with, or submits to, the Commission and in other public communications made by the company; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and (5) accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

The Company did not pay any compensation to its executive officers and directors in 2006. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company. During the 2006 fiscal year, our executive officers did not devote full time or a significant amount of time to the affairs of the Company, were not full time employees and did not receive any salary or wage.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our voting stock as of December 31, 2006 (i) by each person who is known by us to beneficially own more than 5% of any class of our voting stock; (ii) by each person who served as an officer or director during the 2006 fiscal year; and (iii) by all of our officers and directors as a group.

Name & Address of Beneficial Owner[1]	Office, If Any	Shares of Common Stock	Share of Series A Voting Convertible Preferred Stock[2]	% Total Voting Power[3]
Timothy P. Halter 12890 Hill Top Road Argyle, TX 76226[4]	President, CEO, CFO and director	0	135,000	79.2%
Heather Hamby[5] 311 S. State, Suite 460 Salt Lake City, Utah 84111	President, CEO, CFO and director	500,000	0	3.0%
Thomas G. Kimble[6] 311 South Street, Suite 440 Salt Lake City, Utah 84111	President, CEO, CFO and director	450,000	0	2.7%
All Officers and Directors as a group (3 persons named above)		950,000	135,000	84.9%
Halter Financial Investments, L.P.[4,7,8,9] 12890 Hill Top Road Argyle, TX 76226		0	135,000	79.2%
David Brigante[7] 12890 Hill Top Road Argyle, TX 76226		0	135,000	79.2%
George Diamond[8] 12890 Hill Top Road Argyle, TX 76226		0	135,000	79.2%
Marat Rosenberg[9] 12890 Hill Top Road Argyle, TX 76226		0	135,000	79.2%
Lynn Dixon 311 S. State, Suite 460 Salt Lake City, Utah 84111		400,000	0	2.4%

[1]
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

[2]
Shares of Series A Voting Convertible Preferred Stock, which are convertible into shares of our common stock on the basis of one share of Series A Voting Convertible Preferred Stock for 98 shares of common stock. Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters on an as converted to common stock basis. Each share of Series A Preferred Stock is entitled to 98 votes per share whereas each share of common stock is entitled to one vote per share.

[3]	Percentage total voting power represents voting power as of December 31, 206 with respect to all shares of our common stock and Series A Voting Convertible Preferred Stock, as a single class.

[4]
Shares are owned by Halter Financial Investments, L.P. of which TPH Capital, L.P. is a limited partner of which TPH Capital GP, LLC is the sole general partner of which Timothy P. Halter is the sole member. Beneficial and percentage ownership information is based on information contained in Schedule 13D filed with the SEC on November 6, 2006 by Sutor Technology Group Limited (formerly Bronze Marketing, Inc.) on behalf of the reporting person.

[5]
Heather Hamby is our former officer and director. Beneficial and percentage ownership information is based on information contained in Form 3 filed with the SEC on April 11, 2006 by Sutor Technology Group Limited (formerly Bronze Marketing, Inc.) on behalf of the reporting person.

[6]
Thomas Kimble is our former officer and director. Beneficial and percentage ownership information is based on information contained in Form 3 filed with the SEC on April 11, 2006 by Sutor Technology Group Limited (formerly Bronze Marketing, Inc.) on behalf of the reporting person.

[7]
Shares are owned by Halter Financial Investments, L.P. of which Bellfield Capital, L.P. is a limited partner of which Bellfield Capital Management, LLC is the sole general partner of which David Brigante is the sole member. Beneficial and percentage ownership information is based on information contained in Schedule 13D filed with the SEC on November 6, 2006 by Sutor Technology Group Limited (formerly Bronze Marketing, Inc.) on behalf of the reporting person.

[8]
Shares are owned by Halter Financial Investments, L.P. of which Colhurst Capital, L.P. is a limited partner of which Colhurst Capital GP, LLC is the sole general partner of which George L. Diamond is the sole member. Beneficial and percentage ownership information is based on information contained in Schedule 13D filed with the SEC on November 6, 2006 by Sutor Technology Group Limited (formerly Bronze Marketing, Inc.) on behalf of the reporting person.

[9]
Shares are owned by Halter Financial Investments, L.P. of which Rivergreen Capital, L.L.C. is a limited partner of which Marat Rosenberg is the sole member. Beneficial and percentage ownership information is based on information contained in Schedule 13D filed with the SEC on November 6, 2006 by Sutor Technology Group Limited (formerly Bronze Marketing, Inc.) on behalf of the reporting person.

The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

Changes in Control

Other than the business combination transaction with Sutor Steel Technology Co., Ltd., there were no arrangements during the 2006 fiscal year which would have resulted in a change in control of the Company. See “Description of Business - Recent Developments” above for a full discussion of the business combination transaction

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

In connection with the organization of the Company, its officers, directors and other stockholders paid an aggregate of $5,400 cash to purchase 900,000 shares of the Company’s Common Stock at a price of $.006 per share. In July, 1997, The Company completed an offering under Regulation D, Rule 504 as promulgated by the Securities and Exchange Commission and sold 100,000 shares of common stock, at $.35 per share, and raised gross proceeds of $35,000. These are free-trading shares.

During November 2003, the Company issued 450,000 additional shares of restricted common stock to Thomas G. Kimble, as payment in full for cash advances and legal fees, in the amount of $112,500 ($.25 per share).

On November 3, 2006, the Company entered into a Preferred Stock Purchase Agreement with HFI, pursuant to which the Company sold 135,000 unregistered shares of its Series A Preferred Stock to HFI for $425,000. Timothy P. Halter is an officer of HFI and beneficial owner of these shares of Series A Preferred Stock.

Except as disclosed in this item, in the financial statements or notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

No meetings of the Board of Directors or any committees thereof were held during the 2006 fiscal year.

The Company’s Board, in evaluating the independence of its directors, utilized the independence standards of NASDAQ, and determined that none of its directors as of December 31, 2006 were independent under the applicable NASDAQ rules.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1**	Share Exchange Agreement, dated September 7, 2006, among the BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders.

2.2**	Amendment No. 1 to the Share Exchange Agreement, dated February 1, 2007, among the registrant, Sutor Steel Technology Co., Ltd. and its stockholders.

3.1	Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date.

3.2**	Amended and Restated Bylaws of the registrant.

4.1**	Certificate of Designation of Series B Voting Convertible Preferred Stock.

4.2**	Form of Registration Rights Agreement, dated February 1, 2007.

10.1**
Assignment Agreement, dated November 7, 2006, by and among the registrant, BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 8, 2006].

10.2**	Form of the Securities Purchase Agreement, dated February 1, 2007.

10.3**	Make Good Escrow Agreement, dated February 1, 2007, by and among the registrant, Roth Capital Partners, LLC, Ms. Lifang Chen and Wells Fargo Bank, National Association.

10.4**	Closing Escrow Agreement, dated January 25, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP.

10.5**
Equity Transfer Agreement, dated August 18, 2006, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Jiangsu Cold-Rolled Technology Co., Ltd. (English summary)

10.6**
Equity Transfer Agreement, dated August 18, 2006, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Changshu Huaye Steel Strip Co., Ltd. (English summary)

10.7**	Procurement Cooperation Frame Agreement, dated December 7, 2006, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. (English summary)

10.8**	Sales Cooperation Frame Agreement, dated December 7, 2006, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. (English summary)

10.9**
Notification Concerning Licensing the Brand Name of “Huaye” to Changshu Huaye Steel Strip Co., Ltd., dated August 15, 2005, from Shanghai Huaye Iron & Steel Group Co., Ltd. to Changshu Huaye Steel Strip Co., Ltd. (English summary)

10.10**	Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Guoxiang Ni.

10.11**	Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Yongfei Jiang.

10.12**	Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo.

10.13**	Consulting Agreement, dated November 1, 2006, by and among Heritage Management Consultants, Inc., Sutor Steel Technology Co., Ltd. and HFG International, Limited.

10.14**	Financial Advisory Agreement, dated July 3, 2006, by and among HFG International, Limited, Changshu Huaye Steel Strip Co., Ltd and Jiangsu Cold-Rolled Technology Co., Ltd.

10.15**
Consulting Agreement, dated January 8, 2007, by and between the registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007].

10.16**
Consulting Agreement, dated January 8, 2007, by and between the registrant and Ye Zong [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 9, 2007].

10.17**
Consulting Agreement, dated January 8, 2007, by and between the registrant and Jingshi Cai [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on January 9, 2007].

14**	Amended and Restated Business Ethics Policy and Code of Conduct

21**	Subsidiaries of the registrant

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002

32	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	previously filed by the Company as an exhibit to its Form 8-K filed with the U.S. Securities and Exchange Commission on February 1, 2007 and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

Pritchett, Siler & Hardy, P.C. served as our independent accountants for the fiscal years ended December 31, 2005 and 2006. During the fiscal years ended December 31, 2005 and December 31, 2006, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended December 31,
	2005	2006
Audit Fees	$3,840	$5,620
Audit-Related Fees	0	0
Tax Fees	250	250
All Other Fees	0	0
Total	4,090	5,870

“Audit Fees” consisted of fees billed for services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. "All Other Fees" consisted of fees billed for services in connection with legal matters and technical accounting research.

Pre-Approval Policies and Procedures

During the fiscal year ended December 31, 2006, our Board of Directors adopted a policy requiring the pre-approval of any non-audit engagement of Pritchett, Siler & Hardy, P.C. and has pre-approved the engagement of such firm to assist us with federal and state tax returns involving fees not greater than $500 per year. In the event we wish to engage such firm to perform accounting, technical, diligence or other permitted services not related to the services performed by such firm as our independent auditor, our President would prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why Pritchett, Siler & Hardy, P.C. is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Board of Directors, who will evaluate whether the proposed engagement will interfere with the independence of such firm in the performance of its auditing services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTOR TECHNOLOGY GROUP LIMITED (formerly Bronze Marketing, Inc.)

By:	/s/ Guoxiang Ni
Guoxiang Ni
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Guoxiang Ni Guoxiang Ni Date: March 30, 2007	Chief Executive Officer (Principal Executive Officer)

/s/ Yongfei Jiang Yongfei Jiang Date: March 30, 2007	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Lifang Chen Lifang Chen Date: March 30, 2007	Director

BRONZE MARKETING, INC.
[A Development Stage Company]

FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006

CONTENTS

PAGE
—	Report of Independent Registered Public Accounting Firm	F-2

—	Balance Sheet, December 31, 2006	F-3

—	Statements of Operations, for the years ended December 31, 2006 and 2005 and from inception on May 1, 1997 through December 31, 2006	F-4

—	Statement of Stockholders’ Equity, from inception on May 1, 1997 through December 31, 2006	F-5 - F-6

—	Statements of Cash Flows, for the years ended December 31, 2006 and 2005 and from inception on May 1, 1997 through December 31, 2006	F-7

—	Notes to Financial Statements	F-8 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BRONZE MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Bronze Marketing, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on May 1, 1997 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bronze Marketing, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on May 1, 1997 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bronze Marketing, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Bronze Marketing, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.
March 19, 2007
Salt Lake City, Utah

BRONZE MARKETING, INC.
[A Development Stage Company]

BALANCE SHEET

December 31, 2006
ASSETS

CURRENT ASSETS:
Cash	$7,500

Total

Current Assets

7,500

$7,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,225

Total Current Liabilities	1,225

STOCKHOLDERS' EQUITY
Series A Voting Convertible Preferred stock, $.001 par value,
185,000 shares authorized,
135,000 shares issued and outstanding	135
Series B Voting Convertible Preferred Stock -
$.001 par value; 500,000 authorized; no shares outstanding	-
Undesignated preferred stock - $.001 par value; 315,000 shares
authorized; no shares outstanding	-
Common stock, $.001 par value,
500,000,000 shares authorized,
150,000 shares issued and
outstanding	150
Capital in excess of par value	233,309
Deficit accumulated during the
development stage	(227,319)

Total Stockholders' Equity	6,275

$7,500

The accompanying notes are an integral part of this financial statement.

BRONZE MARKETING, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		From Inception on May 1, 1997, Through December 31,
	2006	2005	2006
REVENUE	$-	$-	$-
EXPENSES:
General and administrative	10,611	7,675	33,359
Loss on unsuccessful acquisition	-	-	119,000

Total Expenses	10,611	7,675	152,359

LOSS BEFORE OTHER EXPENSES	(10,611)	(7,675)	(152,359)

INTEREST EXPENSE-RELATED PARTY	(249)	-	(1,085)

LOSS FROM CONTINUING
OPERATIONS	(10,860)	(7,675)	(153,444)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued
bronze artwork marketing business
(net of $0 in income taxes)	-	-	(73,209)

LOSS FROM DISCONTINUED
OPERATIONS	-	-	(73,209)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(666)

NET LOSS	$(10,860)	$(7,675)	$(227,319)

LOSS PER COMMON SHARE:
Continuing operations	$(.07)	$(.05)
Operations of discontinued bronze
artwork marketing business	-	-
Cumulative effect of change in
accounting principle	-	-

Net Loss Per Common Share	$(.07)	$(.05)

 The accompanying notes are an integral part of these financial statements.

BRONZE MARKETING, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON MAY 1, 1997

THROUGH DECEMBER 31, 2006

	Preferred Stock		Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, May 1, 1997	-	$-	-	$-	$-	$-

Issuance of 90,000 shares of
common stock for cash at $.06
per share, May 1997	-	-	90,000	90	5,310	-

Issuance of 10,000 shares of
common stock for cash at $3.50
per share, net of offering costs
of $4,924, June 1997	-	-	10,000	10	30,066	-

Net loss for the period ended
December 31, 1997	-	-	-	-	-	(239)

BALANCE, December 31, 1997	-	-	100,000	100	35,376	(239)

Net loss for the year ended
December 31, 1998	-	-	-	-	-	(504)

BALANCE, December 31, 1998	-	-	100,000	100	35,376	(743)

Issuance of 5,000 shares of
common stock for cash at $3.50
per share, December 1999	-	-	5,000	5	17,495	-

Net loss for the year ended
December 31, 1999	-	-	-	-	-	(42,245)

BALANCE, December 31, 1999	-	-	105,000	105	52,871	(42,988)

Net loss for the year ended
December 31, 2000	-	-	-	-	-	(18,033)

BALANCE, December 31, 2000	-	-	105,000	105	52,871	(61,021)

Net loss for the year ended
December 31, 2001	-	-	-	-	-	(6,469)

BALANCE, December 31, 2001	-	-	105,000	105	52,871	(67,490)

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(6,385)

BALANCE, December 31, 2002	-	-	105,000	105	52,871	(73,875)

 [Continued]

BRONZE MARKETING, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON MAY 1, 1997

THROUGH DECEMBER 31, 2006

[Continued]

	Preferred Stock		Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Par Value	Stage
Issuance of 45,000 shares of
common stock at $2.50 per
share, November 2003	-	-	45,000	45	112,455	-

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(118,905)

BALANCE, December 31, 2003	-	-	150,000	150	165,326	(192,780)

Forgiveness of Debt and interest			-	-	41,738
to Related Party, December 2004

Net loss for the year ended
December 31, 2004	-	-	-	-		(16,004)

BALANCE, December 31, 2004	-	-	150,000	150	207,064	(208,784)

Forgiveness of Debt and interest			-	-	8,792	-
to Related Party, December 2005

Net loss for the year ended
December 31, 2005	-	-	-	-		(7,675)

BALANCE, December 31, 2005	-	-	150,000	150	215,856	(216,459)

Issuance of 135,000 shares of
Preferred Stock at $3.15 per
Share, November 2006	135,000	135	-	-	424,865	-

Dividend Distribution	-	-	-	-	(417,500)	-

Forgiveness of debt and
interest to related party,
December 2006	-	-	-	-	10,088	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(10,860)

BALANCE, December 31, 2006	135,000	$135	150,000	$150	$233,309	$(227,319)

The accompanying notes are an integral part of these financial statements.

BRONZE MARKETING, INC.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		From Inception on May 1, 1997, Through December 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(10,860)	$(7,675)	$(227,319)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash stock issued for services rendered	-	-	112,500
Inventory adjustment	-	-	11,725
Bad debt expense - related party	-	-	25,860
Effect of change in accounting principle	-	-	666
Amortization expense	-	-	334
Non cash expense	249	-	249
Change in assets and liabilities:
Decrease in inventory		-	11,725
(Increase) in interest receivable - related party		-	(3,821)
(Decrease) in accounts payable	772	(1,117)	1,225
Increase in Interest Payable - related party	-	-	836

Net Cash (Used) by Operating Activities	(9,839)	(8,792)	(66,020)

Cash Flows From Investing Activities:
Payment of organization costs	-	-	(1,000)
(Increase) in note receivable - related party	-	-	(36,489)
(Increase) in advance receivable - related party	-	-	(9,000)

Net Cash (Used) by Investing Activities	-	-	(46,489)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	-	57,900
Proceeds from preferred stock issuance	425,000	-	425,000
Proceeds from advances from shareholders	9,839	8,792	47,931
Stock offering costs	-	-	(4,924)
Cash Dividends paid	(417,500)	-	(417,500)
Proceeds from Shareholder loans	-	-	11,602

Net Cash Provided by Financing Activities	17,339	8,792	120,009

Net Increase (Decrease) in Cash	7,500	-	7,500

Cash at Beginning of Period	-	-	-

Cash at End of Period	$7,500	$-	$7,500

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the year ended December 31, 2006:
During the year ended December 31, 2006, shareholders of the Company forgave advances and loans totaling $9,839 and accrued interest of $249, which is accounted for as a capital contribution.
For the year ended December 31, 2005:
During the year ended December 31, 2005, shareholders of the Company forgave advances and loans totaling $8,792 which is accounted for as a capital contribution.

The accompanying notes are an integral part of these financial statements.

BRONZE MARKETING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bronze Marketing, Inc. (“the Company”) was organized under the laws of the State of Nevada on May 1, 1997. The Company initially engaged in the business of providing inventory financing to facilitate the marketing of bronze artwork and sculptures created by a relative of the Company’s president. The Company received royalties from the sale of the inventory. However, during 1999 the Company restructured its business plans to market its inventory of bronze artwork and sculptures. The Company discontinued its bronze artwork marketing business effective December 31, 2002 [See Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. On November 27, 2006 the Company paid a special cash dividend of $0.278 per share, however, any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes
[See Note 5].

Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [See Note 2].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

BRONZE MARKETING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Estimates - Accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, SFAS No. 157, “Fair Statement Measurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) were recently issued. SFAS No. 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

On December 31, 2002, the Company discontinued its bronze artwork marketing business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. At December 31, 2002, the Company had no assets or liabilities associated with its discontinued bronze artwork marketing business.

The following is a summary of the results of operations of the Company’s discontinued bronze artwork marketing business:

	For the Year Ended December 31,		From Inception on May 1, 1997, Through December 31,
	2006	2005	2006
Revenue	$-	$-	$13,804
Cost of goods sold	-	-	(11,725)
General and administrative	-	-	(41,524)
Bad debt expense - related party	-	-	(25,860)
Inventory adjustment	-	-	(11,725)
Interest income - related party	-	-	3,821
Net loss	$-	$-	$(73,209)

BRONZE MARKETING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

Inventory consisted of finished bronze sculptures acquired from a relative of the Company’s president [See Note 7]. The inventory was held on consignment by art galleries and the Sculptor in the states of Utah, Wyoming and Colorado. During the year ended December 31, 2000, the Company adjusted the carrying value of its inventory down by $11,725 to estimated market value. During 2002, the Company sold all of its remaining inventory to an art gallery.

NOTE 4 - CAPITAL STOCK AND WARRANTS

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

Series A Voting Convertible Preferred Stock - On November 3, 2006, and amended on January 25, 2007, the Board of Directors of the Company designated 185,000 shares of Series A voting convertible preferred stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock ranked equal to all outstanding shares of common stock with respect to rights on liquidation, dissolution and winding up and were treated as though the shares of Series A Preferred Stock had been converted into common stock. Shares of Series A Preferred Stock were not entitled to any preferential dividends but were treated as though the shares of Series A Preferred Stock had been converted into common stock and shared equally in any dividend granted to shareholders of common stock, unless the holders of Series A Preferred Stock waived such rights in writing. The holders of Series A Preferred Stock were entitled to 9.8 votes per share and voted together with the common shareholders as one class on all matters submitted to a vote of common stockholders of the Company. On March 9, 2007, each share of Series A Preferred Stock was converted into shares of common stock on the basis of one share of Series A Preferred Stock for 9.8 shares of common stock.

Series B Voting Convertible Preferred Stock - On January 24, 2007 the Board of Directors of the Company designated 500,000 shares of Series B voting convertible preferred stock (the “Series B Preferred Stock”). Shares of Series B Preferred Stock were entitled to vote on an as-converted basis along with the common stock on all matters presented to a vote of the security holders. Shares of Series B Preferred Stock had anti-dilution protection in the event of any restructuring of the Company. Upon liquidation of the net assets of the Company, each share of Series B Preferred Stock was entitled to receive an amount equal to the stated value per share of the Series B Preferred Stock, subject to any adjustments in the stated value, outstanding prior to any distribution or payment to holders of any junior securities. With respect to rights on liquidation, dissolution and winding up, the shares of Series B voting convertible preferred stock ranked equal to all outstanding shares of common stock. Holders of Series B voting convertible preferred stock were not entitled to any preferential dividends but were treated as though they had been converted into common stock and shared equally in any dividend granted to shareholders of common stock. Shares of Series B Preferred Stock were automatically converted into common stock at $3.04 per share on March 9, 2007.

On November 3, 2006, Bronze Marketing, Inc., (the “Corporation”), entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Halter Financial Investments, L.P., a Texas Limited Partnership, an unrelated third-party purchaser (“Purchaser”), pursuant to which the Corporation sold to Purchaser 135,000 unregistered shares of the Corporation’s Series A Voting Convertible Preferred Stock (the “Preferred Stock”) for $425,000.

Pursuant to the terms of the Agreement, on November 3, 2006, the Corporation declared a special cash dividend in the aggregate amount of $417,500, or $2.7833 per share, as to its 150,000 shares of common stock outstanding on November 14, 2006 (Record Date). The payment date was November 27, 2006. The holder of the Series A Preferred Stock was not entitled to participate in the dividend.

The Agreement contains covenants that Purchaser, in its capacity as controlling shareholder of the Corporation following closing, will not approve any additional reverse stock splits, other than a one-time 1 for 10 reverse stock split, without the prior consent of Thomas G. Kimble as representative of the Corporation’s public shareholders, that it will ensure that the Corporation does not authorize the issuance of any additional shares of common stock or securities convertible into share of common stock except in connection with a combination transaction with a corporation with current business operations (a “Going Public Transaction”), and that it will not allow the Corporation to enter into a Going Public Transaction unless the Corporation, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASDAQ Capital Market immediately following the closing of the Going Public Transaction. Such covenants will automatically terminate at the time the Company enters into a Going Public Transaction. The Agreement also grants demand and “piggy back” registration rights to Purchaser and, to the extent required, to the current holders of the Corporation’s restricted common stock.

BRONZE MARKETING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK AND WARRANTS

On November 7, 2006, the Company entered into an assignment agreement with BTHC III, Inc., an unrelated third-party, Sutor and the Sutor shareholders (the Principal Shareholders), whereby the Company assumed all rights and obligations pursuant to a Share Exchange Agreement dated September 7, 2006. On February 1, 2007, the Exchange Agreement, as amended, (the “Exchange Agreement”) was consummated and the Company acquired 100% of the equity interest of Sutor from the Principal Shareholders in exchange for the issuance of 323,380.5 shares of Series B voting convertible preferred stock (the “Series B Preferred Stock”) and the “Principal Shareholders” received a majority of the voting equity interests of the Company.

Common Stock - During May 1997, in connection with its organization, the Company issued 90,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.06 per share).

During June 1997, the Company issued 10,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $35,000 (or $3.50 per share). Stock offering costs of $4,924 were netted against the proceeds as a reduction to capital in excess of par value.

During December 1999, the Company issued 5,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $17,500 (or $3.50 per share).

During November 2003, the Company issued 45,000 shares of its previously authorized, but unissued common stock for services rendered and costs advanced valued at $112,500 (or $2.50 per share).

On January 31, 2007, the shareholders of the Company approved an amendment to the articles of incorporation to change the Company’s name to Sutor Technology Group Limited, to effect a 1-for-10 reverse stock split of the outstanding common stock, and to increase the authorized common stock from 100,000,000 shares to 500,000,000 shares. The amended articles of incorporation were filed with the State of Nevada and became effective on March 6, 2007. The accompanying financial statements have been restated on a retroactive basis for the effects of the reverse stock split for all periods presented.

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

Capital Contribution - During 2005 and 2006, an officer of the Company forgave notes payable and accrued interest in the amount of $8,792 and $10,088, respectively. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2006, an operating loss carryforward of approximately $227,000, which may be applied against future taxable income and which expires in various years through 2026.

BRONZE MARKETING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $77,000 and $73,600 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2006 is approximately $3,400.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no on going operations and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Shareholders Loans for the year ended December 31, 2006: During the year ended December 31, 2006, an officer/shareholder of the Company advanced a total of $10,088 to the Company. The forgiveness of debt was accounted for as a capital contribution.

BRONZE MARKETING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

Agreements - The Company had previously entered into an agreement with a relative of the Company’s president that provided for the Company to finance the production of bronze sculptures and the Company was to be reimbursed the casting costs and receive a royalty of three to seven percent upon the sale of each sculpture produced. On January 1, 1998, this financing was converted into a 7% note receivable. On September 1, 1999, the Company entered into a new agreement with the relative of the Company’s president. The new agreement provided for the Company to take ownership of the remaining sculpture inventory of the relative of the Company’s president as payment in full on the advances, the note receivable and its related accrued interest of $9,000, $36,489 and $3,821, respectively, totaling $49,310. The Company valued the inventory at $23,450, which was the carry-over basis. The excess amount of $25,860 was recorded as bad debt expense in 1999.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2006	2005
Loss from continuing operations (numerator)	$(10,860)	$(7,675)
Loss from discontinued operations (numerator)	-	-
Cumulative effect of change in accounting principle (numerator)	-	-
Loss available to common shareholders (numerator)	$(10,860)	$(7,675)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	150,000	150,000

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

NOTE 10 - SUBSEQUENT EVENTS

On January 8, 2007, the Company entered into a consulting agreement with three parties for the purpose of obtaining assistance in completing the acquisition described below. In consideration for those services, the Company issued a total of 20,122 shares of Series A voting convertible preferred stock to the three parties.

On February 1, 2007, the Company completed a reverse acquisition of Sutor Steel Technology Co., Ltd. through a share exchange transaction whereby it issued to the stockholders of Sutor Steel Technology Co., Ltd. 323,380.5 shares of Series B Voting Convertible Preferred Stock, which are convertible into 32,338,050 shares of common stock immediately upon satisfaction of certain stated conditions, including an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, in exchange for all of the issued and outstanding capital stock of Sutor Steel Technology Co., Ltd. Sutor Steel Technology Co., Ltd. thereby became the Company’s wholly owned subsidiary and the former stockholders of Sutor Steel Technology Co., Ltd. became the Company’s controlling stockholders. For accounting purposes, the share exchange transaction is treated as a reverse acquisition with Sutor as the acquirer and Bronze Marketing as the acquired party.

Upon the closing of the reverse acquisition, the former officers and directors of the Company resigned. Lifang Chen was appointed chairman of the board of directors and the Company’s executive officers were replaced by the Sutor executive officers upon the closing of the reverse acquisition.

On February 1, 2007, the Company completed a private placement pursuant to which it issued and sold to certain accredited investors 39,473.56 shares of Series B Voting Convertible Preferred Stock for $12 million, which are convertible into 3,947,356 shares of common stock.

On March 6, 2007 the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to change its name to Sutor Technology Group Limited. Further, the Company effected a reverse split of its issued and outstanding common stock wherein each ten shares of common stock would be reverse split into one share of common stock. The financial statements for all periods presented have been restated to reflect the reverse split.

On March 9, 2007 all 155,122 shares of Series A voting convertible preferred stock was converted into 1,520,196 share of common stock, and 323,380.5 shares of Series B preferred stock were converted into 32,338,050 shares of common stock, and the 39,473.56 shares of Series B preferred stock issued in the private placement offering on February 1, 2007 were converted into 3,947,356 shares of common stock.