Form 10-Q
period 2007-03-31
SUTOR TECHNOLOGY
filed 2007-05-21
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51908

SUTOR TECHNOLOGY GROUP LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada	87-0578370
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

No 8, Huaye Road, Dongbang Industrial Park
Changshu, China 215534
(Address of principal executive offices, Zip Code)

(86) 512-52686688

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$11,359,032	$6,534,493
Restricted cash	16,693,042	31,957,754
Trade accounts receivable, net of allowance for doubtful accounts	979,637	769,619
Other receivables, net of allowance for doubtful accounts	45,647	1,499
Advances to suppliers	37,468,818	10,940,577
Inventory	18,820,480	12,746,384
Notes receivable	38,755	70,243
Total Current Assets	85,405,411	63,020,569
Property and Equipment, net of accumulated depreciation	44,902,069	39,237,346
Intangible Assets, net of accumulated amortization	2,947,343	2,706,372
TOTAL ASSETS	$133,254,823	$104,964,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,317,022	$3,343,030
Advances from customers	7,727,105	7,534,159
Other payables and accrued expenses	2,751,046	1,793,726
Short-term loans	26,653,059	24,515,948
Notes payable	49,998	2,497,980
Related party payables	15,445,336	12,522,684
Total Current Liabilities	54,943,566	52,207,527
Minority Interest in Net Assets of Subsidiary	15,325	35,405
Stockholders' Equity
Series A voting convertible preferred stock - $0.001 par value;
185,000 shares authorized; no shares outstanding	—	—
Series B voting convertible preferred stock - $0.001 par value;
500,000 shares authorized; no shares outstanding at March 31, 2007
and 323,380.5 shares outstanding at June 30, 2006	—	24,586,097
Undesignated preferred stock - $0.001 par value;
315,000 shares authorized; no shares outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;
37,955,602 shares outstanding at March 31, 2007 and no shares
outstanding at June 30, 2006	37,957	—
Additional paid-in capital	36,642,086	—
Statutory Reserves	7,748,269	5,664,889
Retained earnings	30,865,977	21,038,719
Accumulated other comprehensive income	3,001,643	1,431,650
Total Stockholders' Equity	78,295,932	52,721,355

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,254,823	$104,964,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

Revenue:
Revenue	$45,004,929	$9,273,521	$94,743,517	$26,102,631
Revenue from related parties	26,279,012	25,064,935	116,548,496	99,464,134
	71,283,941	34,338,456	211,292,013	125,566,765

Cost of Revenue
Cost of revenue	32,464,340	16,738,781	71,801,289	38,737,173
Purchases from related parties	31,574,392	15,144,487	120,590,904	76,647,859
	64,038,732	31,883,268	192,392,193	115,385,032

Gross Profit	7,245,209	2,455,188	18,899,820	10,181,733

Operating Expenses:
Selling expense	456,591	345,841	1,655,506	736,349
General and administrative expense	1,281,924	501,658	3,165,899	1,250,571
Total Operating Expenses	1,738,515	847,499	4,821,405	1,986,920
Income from Operations	5,506,694	1,607,689	14,078,415	8,194,813

Other Income (Expense):
Interest income	222,527	235,833	547,563	364,704
Other income	25,297	116,521	183,384	485,969
Interest expense	(367,743)	(215,580)	(915,080)	(723,063)
Other expense	(293,726)	(328,359)	(302,448)	(691,926)
Total Other Income (Expense)	(413,645)	(191,585)	(486,581)	(564,316)

Income Before Taxes and
Minority Interest	5,093,049	1,416,104	13,591,834	7,630,497
Provision for income taxes	(680,621)	(156,629)	(1,702,128)	(156,629)
Minority interest in loss of
consolidated subsidiary	1,607	66	20,932	4,534

Net Income	$4,414,035	$1,259,541	$11,910,638	$7,478,402

Basic Earnings per Common Share	$0.47	n/a	$3.88	n/a
Diluted Earnings per Common Share	$0.12	$0.04	$0.36	$0.26

Weighted-average Basic Common
Shares Outstanding	9,338,036	—	3,067,238	—
Weighted-average Diluted Common
Shares Outstanding	35,958,250	30,418,275	33,485,581	29,026,250

Net Income	$4,414,035	$1,259,541	$11,910,638	$7,478,402
Foreign currency translation
adjustment	131,199	388,223	1,569,993	1,192,491
Comprehensive Income	$4,545,234	$1,647,764	$13,480,631	$8,670,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$11,910,638	$7,478,402
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	1,604,854	1,454,464
Minority interest in loss of consolidated subsidiary	(20,932)	(4,480)
Changes in current assets and liabilities:
Trade accounts receivable, net	(180,497)	51,634
Other receivables, net	(43,346)	(42,727)
Notes receivable	33,321	—
Advances to suppliers	(25,708,280)	(91,115)
Inventories	(5,541,039)	5,634,038
Accounts payable	(1,121,281)	(5,639,135)
Advances from customers	(64,368)	3,751,552
Other payables and accrued expenses	880,562	193,808
Related party payables	1,916,357	14,437,682
Net Cash Provided by (Used in) Operating Activities	(16,334,011)	27,224,123

Cash Flows from Investing Activities:
Purchase of property and equipment, net of value added tax
refunds received	(5,791,904)	(11,908,880)
Purchase of land use rights	(197,146)	—
Net change in restricted cash	16,082,694	(9,364,843)
Net Cash Provided by (Used in) Investing Activities	10,093,644	(21,273,723)

Cash Flows from Financing Activities:
Issuance of notes payable	39,785,358	11,104,145
Payment on short-term loans	(38,461,202)	(12,089,738)
Payment on notes payable	(2,539,731)	(6,172,923)
Proceeds from issuance of Series B preferred stock	33,130,712	1,989,873
Capital distributions to shareholders	(21,036,767)	—
Net Cash Provided by (Used in) Financing Activities	10,878,370	(5,168,643)

Effect of Exchange Rate Changes in Cash	186,536	60,353

Net Change in Cash	4,824,539	842,110
Cash and Cash Equivalents at Beginning of Period	6,534,493	1,558,396
Cash and Cash Equivalents at End of Period	$11,359,032	$2,400,506

Supplemental Cash Flow Information
Cash paid during the period for interest	$915,080	$723,063
Cash paid during the period for taxes	$1,108,962	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Organization and Basis of Presentation -

On January 17, 2003, Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”) was organized under the laws of the People’s Republic of China (the “PRC”) and on August 28, 2003, Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”) was organized under the laws of the PRC. Both were organized by Huaye (H.K.) International Group Company Limited (“Hong Kong Huaye”) and Shanghai Huaye Iron & Steel Co., Ltd., (“Shanghai Huaye”). Hong Kong Huaye and Shanghai Huaye are each owned 41% and 59%, respectively, by two individuals (the “Principal Shareholders”). The accompanying consolidated financial statements present the combined assets, liabilities, equity transactions and operations of Changshu Huaye and Jiangsu Cold-Rolled for all periods presented.

On August 15, 2006, the Principal Shareholders formed Sutor Steel Technology Co., Ltd. (“Sutor Steel”) under the laws of the British Virgin Islands and agreed to purchase and were issued   50,000 shares of Sutor Steel’s common stock (before the recapitalization described below) for $50,000. However, by November 13, 2006, the Principal Shareholders had made capital contributions of cash in the amount of $21,059,950 instead of the $50,000 previously agreed upon. By November 13, 2006, Sutor Steel had received a business license from the government of the PRC permitting the acquisition of Changshu Huaye and Jiangsu Cold-Rolled, and on November 13, 2006, Sutor Steel acquired all of the outstanding ownership interest in Changshu Huaye and Jiangsu Cold-Rolled from Shanghai Huaye and Hong Kong Huaye in exchange for cash payments of $21,000,000.

The acquisition of Changshu Huaye and Jiangsu Cold-Rolled by Sutor Steel was the transfer of net assets in exchange for common stock between entities under common control and the assets and liabilities transferred remained at their historical carrying amounts at the date of transfer. The reorganization of Changshu Huaye and Jiangsu Cold-Rolled into Sutor Steel was accounted for as a recapitalization of Changshu Huaye and Jiangsu Cold-Rolled in a manner similar to a stock split and the accompanying consolidated financial statements have been restated to reflect the 50,000 shares of common stock issued to the Principal Shareholders as outstanding for all periods presented (before the recapitalization described below). The $21,059,950 received from the Principal Shareholders and the $21,000,000 cash payments made to Shanghai Huaye and Hong Kong Huaye were recognized as capital contributions and capital distributions, respectively, on the date they occurred.

On November 7, 2006, Bronze Marketing, Inc., a Nevada corporation, (“Bronze”) entered into an assignment agreement with BTHC III, Inc., an unrelated third-party, Sutor Steel and the Sutor Steel’s shareholders (the Principal Shareholders), whereby Bronze assumed all rights and obligations of BTHC III, Inc. pursuant to a Share Exchange Agreement dated September 7, 2006. On February 1, 2007, the Share Exchange Agreement, as amended, (the “Exchange Agreement”) was consummated and Bronze acquired 100% of the equity interest of Sutor Steel from the Principal Shareholders in exchange for the issuance of 323,380.5 shares of Series B voting convertible preferred stock (the “Series B Preferred Stock”) and the Principal Shareholders received a majority of the voting equity interests of Bronze. The reorganization of Sutor Steel into Bronze under the Exchange Agreement was accounted for as the recapitalization of Sutor Steel at historical cost. The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 323,380.5 shares of Series B Preferred Stock issued to the Principal Shareholders as outstanding for all periods presented.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

On January 31, 2007, a majority of the Bronze shareholders approved an amendment to the Bronze articles of incorporation to change its name to Sutor Technology Group Limited and to increase the authorized common stock from 100,000,000 shares to 500,000,000 shares. The amendment to the Articles of Incorporation became effective on March 6, 2007. The Series B Preferred Stock had a stated value of $304 per share and was convertible into common stock at $3.04 per share, or at the rate of 100 shares of common stock for each share of Series B Preferred Stock converted. On March 9, 2007, the 323,380.5 shares of Series B Preferred Stock were converted on a 100-for-1 basis into 32,338,050 shares of common stock.

As of February 1, 2007, Bronze had no assets, liabilities or operations. Bronze had 155,122 shares of Series A voting convertible preferred stock (the “Series A Preferred Stock”) outstanding (of which 20,122 shares are described further in Note 7) and 150,000 shares of common stock, and was a shell corporation. The Series A Preferred Stock was convertible into common stock on the basis of one share of Series A Preferred Stock for 9.8 shares of common stock. The reverse acquisition of Bronze was recognized by Sutor Steel as the constructive issuance of 135,000 shares of Series A Preferred Stock and 150,000 shares of common stock that remained outstanding for no consideration. Since there were no proceeds received from the constructive issuance of the Series A Preferred Stock, no value was assigned to the beneficial conversion option received by the Series A Preferred Stock stockholders. The operations of Sutor Technology Group Limited have been included in the results of operations from February 1, 2007.

References herein to the “Company” or “Sutor Steel” refer both to Sutor Steel Technology Co., Ltd., a private company, for the periods prior to February 1, 2007, and to Sutor Technology Group Limited (formerly Bronze Marketing, Inc.), a public company, and its subsidiaries for the periods following February 1, 2007.  References to “Bronze” refer solely to the corporate entity for the periods prior to February 1, 2007.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at March 31, 2007 and for the nine months ended March 31, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2007.

Nature of Operations - The operations of Changshu Huaye are located in the PRC. Changshu Huaye manufactures hot-dip galvanized steel and pre-plated galvanized steel. In addition, Changshu Huaye owns a 90% interest in a consolidated subsidiary, Changshu Dongbang Sewage Disposal Co., Ltd. which is also located in the PRC. As of June 30, 2006 approximately 94% of Changshu Huaye revenue is derived from sales within the PRC. A significant portion of the purchases and revenues of Changshu Huaye consist of transactions between Shanghai Huaye and its subsidiaries.

The operations of Jiangsu Cold-Rolled are also located in the PRC. To date, Jiangsu Cold-Rolled has not had significant revenue. Jiangsu Cold-Rolled operates several production lines that refine into products such as cold-rolled steel, galvanized steel and acid pickled steel through the use of various high-technology machines.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

Principles of Consolidation - The operations of Changshu Huaye and Jiangsu Cold-Rolled have been included for all periods presented. The accounts and transactions of Sutor Steel Technology Co., Ltd. have been included from its formation on August 15, 2006. The accounts and transactions of Sutor Technology Group Limited have been included from February 1, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Accounting Estimates - The preparation of financial statements in conformity with Generally Accepted Accounting Principals in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Restricted Cash - The Company has entered into agreements to pay suppliers, which require the Company to maintain secured cash balances. These secured cash balances are presented in the consolidated balance sheets as restricted cash.

Fair Values of Financial Instruments   - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, notes receivable, receivable from related parties, accounts payable, short-term notes payable, other payables and accrued expenses, advances from customers, long- term debt, and amounts due to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.

Credit Risk - The carrying amounts of trade accounts receivable and other non-trade receivables included in the consolidated balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate did not exceeded management’s estimations.

Trade Accounts, Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory - Inventories are valued at the lower of cost or market, with cost computed on a first-in-first-out basis.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are recognized in income. Interest is capitalized on significant construction projects.

Intangible Assets - Acquisition costs of land use rights are capitalized and amortized using the straight-line method over their estimated useful lives.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company made advances to its suppliers in the amount of $37,468,818 and $10,940,577 as of March 31, 2007 and June 30, 2006, respectively. The Company also had advances from its customers in the amount of $7,727,105 and $7,534,159 as of March 31, 2007 and June 30, 2006, respectively.

Revenue Recognition - The Company recognizes revenues from the sale of products when they are realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.

Cost of Revenue - Cost of products sold includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs   - Shipping and handling costs are billed to customers and are recorded as revenue and the associated costs are included in cost of revenues.

Retirement Benefit Plans   - The Company contributes to various employee retirement benefit plans organized by the various provincial governments in the PRC. Monthly contributions are made at rates prescribed by the provincial governments and the provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Basic and Diluted Earnings per Common Share   - The computation of basic earnings per common share is based on the weighted-average number of common shares outstanding during each period presented.

For the three and nine months ended March 31, 2007, basic earnings per share is computed by the weighted-average number of common shares outstanding since the issuance of the 37,955,602 shares issued March 9, 2007 upon the conversion of the Series A and B Preferred Stock.

For the three and nine months ended March 31, 2006, on the basis of the restatement of the consolidated financial statements for the effects of issuance of the Series B Preferred Stock as described in Note 1, no common shares were outstanding for these periods presented and the calculation of basic earnings per common share is not applicable. The Series B Preferred Stock was convertible into 32,338,050 shares of common stock. Diluted earnings per common share are calculated by dividing net income by the weighted-average number of potential shares of common stock issuable upon conversion of the Series B Preferred Stock during each period.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

NOTE 3 - INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	March 31,	June 30,
	2007	2006
Raw materials	$14,869,896	$9,374,924
Finished goods	3,950,585	3,371,460
Total Inventory	$18,820,480	$12,746,384

NOTE 4 - RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the Principal Shareholders. These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the nine months ended March 31, 2007 and 2006 were $120,590,904 and $86,348,465, respectively.

At March 31, 2007 and June 30, 2006, the amounts due to related parties were $15,445,336 and $12,522,684 respectively. The amounts due to related parties are incurred in the normal course of business.

NOTE 5 - INCOME TAXES

Foreign invested enterprises and foreign enterprises doing business in the PRC are generally subject to national enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. However, because the operations of the Company are conducted in a special region of the PRC, the Company has a reduced tax rate of 24%. As approved by local tax authority in the PRC, Changshu Huaye and Jiangsu Cold-Rolled were granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years. Changshu Huaye’s operations produced net income in 2004, and was exempt form the PRC tax in both calendar 2004 and 2005, but is subject to an income tax rate of 12% commencing January 1, 2006 through December 31, 2008. During the six months ended December 31, 2006, Jiangsu Cold-Rolled’s operations produced net income and will be exempt from the PRC tax through December 31, 2007. Commencing January 1, 2008 through December 31, 2010, Jiangsu Cold-Rolled will be subject to an income tax rate of 12%.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Economic environment - Since most of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks. These risks include, among others, the political, economic and legal environments and foreign currency exchange rates. The Company’s results from operations may, among other things, be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to: laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation.

Foreign currency remittance - The Company’s revenue is either earned in the PRC or remitted to banks within the PRC and is denominated in the PRC’s currency of RMB. The transfer of currencies outside of the PRC must be converted into other currencies. Both the conversion of RMB into foreign currencies and the remittance of those currencies outside the PRC require approval of the PRC government.

Leases and other obligations - The Company has not entered into any lease arrangements with respect to any of its assets, nor does it have any off balance sheet financial arrangements.

Guarantees - As of March 31, 2007 and June 30, 2006 the Company had guaranteed the debt of related parties in the amounts of $0 and $18,680,892, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock - On March 6, 2007 The Company’s authorized shares of common stock were increased from 100,000,000 to 500,000,000 shares with a par value of $0.001 per share.

Preferred Stock - On February 3, 2006, a majority of the shareholders of the Company voted to amend the articles of incorporation to authorize 1,000,000 shares of preferred stock with a par value of $0.001 per share. The Company may issue the preferred stock in one or more series with such rights, preferences and designations as determined by its Board of Directors. The Company has designated 185,000 shares of Series A voting convertible preferred stock and 500,000 shares of Series B voting convertible preferred stock. There are 315,000 shares of preferred stock that remain undesignated.

Series A Voting Convertible Preferred Stock - On November 3, 2006, and amended on January 25, 2007, the Board of Directors of the Company designated 185,000 shares of Series A Preferred Stock. The shares of Series A Preferred Stock ranked equal to all outstanding shares of common stock with respect to rights on liquidation, dissolution and winding up and are treated as though the shares of Series A Preferred Stock had been converted into common stock. Shares of Series A Preferred Stock were not entitled to any preferential dividends but were treated as though the shares of Series A Preferred Stock had been converted into common stock and shared equally in any dividend granted to shareholders of common stock, unless the holders of Series A Preferred Stock waived such rights in writing. The holders of Series A Preferred Stock were entitled to 9.8 votes per share and voted together with the common shareholders as one class on all matters submitted to a vote of common stockholders of the Company. On March 9, 2007, each share of Series A Preferred Stock was converted into shares of common stock on the basis of one share of Series A Preferred Stock for 9.8 shares of common stock. There is no Series A Preferred Stock issued and outstanding as of March 31, 2007.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Series B Voting Convertible Preferred Stock - On January 24, 2007, the Board of Directors of the Company designated 500,000 shares of Series B Preferred Stock. Shares of Series B Preferred Stock were entitled to vote on an as-converted basis along with the common stock on all matters presented to a vote of the security holders. Shares of Series B Preferred Stock had anti-dilution protection in the event of any restructuring of the Company. Upon liquidation of the net assets of the Company, each share of Series B Preferred Stock was entitled to receive an amount equal to the stated value per share of the Series B Preferred Stock, subject to any adjustments in the stated value, outstanding prior to any distribution or payment to holders of any junior securities. With respect to rights on liquidation, dissolution and winding up, the shares of Series B voting convertible preferred stock ranked equal to all outstanding shares of common stock. Holders of Series B voting convertible preferred stock were not entitled to any preferential dividends but were treated as though they had been converted into common stock and shared equally in any dividend granted to shareholders of common stock. Shares of Series B Preferred Stock were automatically converted into common stock at $3.04 per share on March 9, 2007. There is no Series B Preferred Stock issued and outstanding as of March 31, 2007.

On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of approximately $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of the Company’s common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. The number of shares to be released at each year end is computed as 50 percent of the escrowed shares times the ratio of the deficiency in net income divided by the required net income. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the private placement investors received a contingent beneficial conversion option that will require the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $304 per share released.

On January 8, 2007, the Company entered into a consulting agreement through Bronze with three parties for the purpose of obtaining assistance in completing the obligations assumed in the Exchange Agreement described in Note 1, and in consideration for those services, the Company issued 20,122 shares of Series A Preferred Stock to the three parties, which shares were valued at $63,344, or $3.15 per share, based on the most recent price previously paid for the Series A Preferred Stock. The related consulting expense was recognized upon issuance.

On March 9, 2007, the 155,122 shares of Series A Preferred Stock were converted into 1,520,196 shares of common stock. As further described in Note 1, on March 9, 2007, the 323,380.5 shares of Series B Preferred Stock were converted into 32,338,050 shares of the Company’s common stock, and the 39,473.56 shares of Series B Preferred Stock issued in the private placement offering on February 1, 2007 were converted into 3,947,356 shares of the Company’s common stock.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments represented by its two subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, as described in Note 1. Changshu Dongbang Sewage Disposal Co., Ltd. has been included with Changshu Huaye as its operations are insignificant and do not meet any of the quantitative thresholds for discrete presentation.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that presently offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products, while Cold-Rolled offers cold-rolled steel strips and acid picking products.

Certain segment information is presented below:

For the three months ended March 31, 2007	Changshu Huaye	Jiangsu Cold-Rolled	Adjustments	Total
Revenue	$56,721,007	$24,547,227	$(9,984,293)	$71,283,941
Total operating expenses	881,876	167,476	689,165	1,738,516
Interest income	203,108	922	18,497	222,527
Interest expense	367,743	—	—	367,743
Depreciation and amortization expense	471,088	243,620	—	714,708
Capital expenditures	48,272	1,841,284	—	1,889,556
Provision for income taxes	680,621	—	—	680,621
Net income (loss)	4,763,564	537,212	(886,741)	4,414,035
Total assets	135,519,735	1,059,131	(3,324,045)	133,254,821

For the three months ended March 31, 2006	Changshu Huaye	Jiangsu Cold-Rolled	Adjustments	Total
Revenue	$34,330,654	$7,802	$—	$34,338,456
Total operating expenses	790,012	57,487	—	847,499
Interest income	235,494	340	—	235,833
Interest expense	215,580	—	—	215,580
Depreciation and amortization expense	534,707	23	—	534,730
Capital expenditures	98,286	722,712	—	820,998
Net income (loss)	1,254,730	4,811		1,259,541
Total assets	78,659,981	16,393,149	(2,893,139)	92,159,991

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

For the nine months ended March 31, 2007	Changshu Huaye	Jiangsu Cold-Rolled	Adjustments	Total
Revenue	$192,694,913	$28,581,393	$(9,984,293)	$211,292,013
Total operating expenses	3,753,735	378,507	689,165	4,821,406
Interest income	526,215	2,851	18,497	547,563
Interest expense	915,080	—	—	915,080
Depreciation and amortization expense	1,349,496	255,088	—	1,604,584
Capital expenditures	1,539,341	4,252,563	—	5,791,904
Provision for income taxes	1,702,128	—	—	1,702,128
Net income (loss)	12,645,284	132,770	(867,416)	11,910,638
Total assets	135,519,735	1,059,131	(3,324,045)	133,254,821

For the nine months ended March 31, 2006	Changshu Huaye	Jiangsu Cold-Rolled	Adjustments	Total
Revenue	$125,558,963	$7,802	$—	$125,566,765
Total operating expenses	1,786,647	200,273	—	1,986,920
Interest income	363,400	1,305	—	364,704
Interest expense	723,063	—	—	723,063
Depreciation and amortization expense	1,445,953	8,511	—	1,454,464
Capital expenditures	1,554,972	10,353,908	—	11,908,880
Net income (loss)	7,615,413	(137,011)	—	7,478,402
Total assets	78,659,981	16,393,149	(2,893,139)	92,159,991

NOTE 9 - GEOGRAPHIC INFORMATION

The Company derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2007 and 2006:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
Geographic Area	2007	2006	2007	2006
People's Republic of China	$68,184,608	$34,338,456	$188,604,105	$125,566,765
Hong Kong	1,284,551	—	20,619,578	—
Other Countries	1,814,782	—	2,068,330	—
Total	$71,283,941	$34,338,456	$211,292,013	$125,566,765

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to “Sutor Group,” the “Company,” “we,” “us” or “our” are to the combined business of Sutor Technology Group Limited and its direct and indirect subsidiaries. Unless the context otherwise requires, the term “Sutor Steel” means Sutor Steel Technology Co., Ltd. and its operating subsidiaries. The term “Changshu Huaye” means Changshu Huaye Steel Strip Co., Ltd. and the term “Jiangsu Cold-Rolled” means Jiangsu Cold-Rolled Technology Co., Ltd. The term “Shanghai Huaye” means Shanghai Huaye Iron & Steel Group Co., Ltd. and its subsidiaries. The term “Securities Act” means the Securities Act of 1933, as amended, and the term “Exchange Act” means the Securities Exchange Act of 1934, as amended, the term “RMB” means Renminbi, the legal currency of China and the terms “U.S. dollar,” “$” and “US$” mean the legal currency of the United States. References to “China” and “PRC” are to “People’s Republic of China.” References to “BVI” are to “British Virgin Islands.”

Overview

Sutor Group, formerly known as Bronze Marketing, Inc., is a holding company whose primary business operations are conducted through its direct wholly owned subsidiary, Sutor Steel and Sutor Steel’s Chinese subsidiaries, Changshu Huaye and Jiangsu Cold-Rolled, each of which manufactures and sells steel finishing fabrication products. Until our acquisition of Sutor Steel on February 1, 2007, our operations were very limited and our business strategy and ownership changed several times over the years.

On February 1, 2007, we completed a reverse acquisition of Sutor Steel through a share exchange transaction whereby we issued to the stockholders of Sutor Steel 323,380.5 shares of our Series B Voting Convertible Preferred Stock (“Series B Preferred Stock”), which converted into 32,338,050 shares of our common stock on March 9, 2007, in exchange for all of the issued and outstanding capital stock of Sutor

Steel. Sutor Steel thereby became our wholly owned subsidiary and the former stockholders of Sutor Steel became our controlling stockholders. For accounting purposes, the share exchange transaction is treated as a reverse acquisition with Sutor Steel as the acquirer and our Company as the acquired party.

Upon the closing of the reverse acquisition, our directors and officers, Thomas G. Kimble and Timothy P. Halter resigned from all offices that they held with us effective immediately and also submitted letters of resignation from their positions as our directors. Thomas Kimble’s resignation as our director was immediately effective and Timothy P. Halter’s resignation became effective on February 15, 2007. Lifang Chen was appointed as our Chairman of the board of directors and the executive officers of Sutor Steel Technology Co. Ltd. were appointed to similar offices with our Company.

On February 1, 2007, we also completed a private placement pursuant to which we issued and sold to certain investors 39,473.56 shares of our Series B Preferred Stock, which were converted into 3,947,356 shares of our common stock on March 9, 2007, for $12 million in gross proceeds pursuant to a securities purchase agreement dated February 1, 2007. All Series B Preferred Stock, along with Series A Preferred Stock, were converted into our common stock on March 9, 2007.

In connection with the private placement mentioned above, our Chairman and majority stockholder, Ms. Lifang Chen, entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, Ms. Chen agreed to certain “make good” provisions. In the make good escrow agreement, we established minimum after-tax net income thresholds of $18.9 million for the fiscal year ending June 30, 2007 and $23.5 million for the fiscal year ending June 30, 2008. In the event that the minimum after-tax net income thresholds for the fiscal year 2007 or for the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock based upon a pre-defined formula agreed to between the investors and Ms. Chen. Ms. Chen deposited 39,473.68 shares of our Series B Preferred Stock, which were converted into 3,947,368 shares of our common stock subsequently, into escrow with Wells Fargo Bank, National Association under the escrow agreement.

On March 6, 2007, we amended our articles of incorporation to (i) change our name to Sutor Technology Group Limited, (ii) increase the number of our authorized shares of common stock from 100 million to 500 million and (iii) effect a 1-for-10 reverse split of our issued and outstanding common stock.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes the results of our operations during the three-month periods ended March 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2006.

(All amounts, other than percentages, in thousands of U.S. dollars)

	For the Three Months Ended on 03/31/07		For the Three Months Ended on 03/31/06
		As a percentage of sales revenue		As a percentage of sales revenue
Revenue:
Revenue from unrelated parties	$45,005	63.13%	$9,273	27.01%
Revenue from related parties	26,279	36.87%	25,065	72.99%
	71,284	100.00%	34,338	100.00%

Cost of Revenue:
Cost of revenue	32,464	45.54%	16,739	48.75%
Cost of revenue from related parties	31,575	44.30%	15,144	44.10%
	64,039	89.84%	31,883	92.85%

Gross Profit	7,245	10.16%	2,455	7.15%

Operating Expenses:
Selling	456	0.63%	346	1.01%
General and administrative	1,282	1.80%	502	1.46%
Total Operating Expenses	1,738	2.43%	847	2.47%

Income (Loss) from Operations	5,507	7.73%	1,608	4.68%

Other Income (Expense)

Interest income	223	0.31%	236	0.69%
Other income	25	0.04%	116	0.34%

Interest expense	(368)	(0.52%)	(216)	(0.63%)
Other expense	(294)	(0.41%)	(328)	(0.96%)
Total Other Income (Expense)	(414)	(0.58%)	(192)	(0.56%)

Income Before Taxes and Minority Interest	5,093	7.14%	1,416	4.12%
Provision for income taxes	(681)	(0.95%)	(156)	(0.45%)
Minority interest in (income) loss of consolidated subsidiary	2	0.00%	—	0.00%
Net Income (Loss)	4,414	6.20%	1,260	3.67%
Foreign Currency Translation Adjustment	131	0.18%	388	1.13%
Comprehensive Income	4,545	6.38%	1,648	4.80%

Sales Revenue.  During the third quarter of fiscal year 2007, we experienced solid growth in sales. Sales revenue increased $36.94 million, or 107.59% to $ 71.28 million for the three months ended March 31, 2007 from $ 34.34 million for the same period in 2006. This increase was mainly attributable to our marketing strategy implemented to increase the sales of our prepainted galvanized steel (“PPGI”) products and the expansion of our production capacity of acid pickling products and cold-rolled steel strips products.

Our acid pickling production line launched production in the last quarter and our cold-rolled steel strips production line started operation in this quarter, which results in a significant increase in our total sales revenue for the three months ended March 31, 2007.

We have two subsidiaries Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye currently produces mainly HDG products and PPGI products, while Cold-Rolled currently offers cold-rolled steel strips and acid picking products. The following table shows the two subsidiaries’ selected financial information for the three months ended March 31, 2007 and 2006.

(In thousands of U.S. Dollars)
	For the Three Months Ended on 03/31/07		For the Three Months Ended on 03/31/06
	Changshu Huaye	Jiangsu Cold-Rolled	Changshu Huaye	Jiangsu Cold-Rolled
Revenue	$56,721	$24,547	$34,330	$8
Total operating expenses	882	167	790	57
Interest income	203	1	235	0.3
Interest expense	367	—	216	-
Net income (loss)	4,764	537	1,255	5

• Changshu Huaye. Net revenues contributed by Changshu Huaye increased to $56.72 million in the three months ended March 31, 2007 from $34.33 million for the same period in 2006, an increase of $22.39 million, or 65.22%, primarily due to a significant increase in the sales of our PPGI products. The increase in the revenues from the sales of PPGI products was due to increased sales volume attributable to our increased marketing efforts on PPGI products and an increased average-selling price attributable to the new high-end PPGI products launched during this quarter. These increases offset a decline in sales to outside customers of our HDG Steel Products, which were used internally as raw materials for our PPGI products as part of our vertical integration strategy.

• Jiangsu Cold-Rolled. Net revenues contributed from Jiangsu Cold-Rolled were $24.54 million for the three months ended March 31, 2007. Jiangsu Cold-Rolled had minimal revenue for the same period in 2006. Jiangsu Cold-Rolled’s two production lines, the acid pickling production line and cold-rolled steel production line, started operation in October 2006 and January 2007, respectively. Since we implemented our vertical integration strategy during the three months ended March 31, 2007, a large portion of Jiangsu Cold-Rolled’s products were used internally as raw materials for our subsidiary Changshu Huaye. Excluding sales to our subsidiary Changshu Huaye, Jiangsu Cold-Rolled’s revenues from the sales of our acid pickling and cold-rolled steel products to outside customers were approximately $14.56 million in the three months ended March 31, 2007.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties for the three months ended March 31, 2007 increased $35.73 million, or 385.31% to $45.00 million from $9.27 million during the same period last year, mainly due to our increased efforts on direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to the Company. As a result, our direct sales to unrelated parties increased for the three months ended March 31, 2007. We expect that our direct sale to unrelated parties as compared with sales to related parties will continue to increase in the next few quarters.

Cost of Revenue. Our cost of revenue increased $32.16 million, or 100.85% to $64.04 million for the three months ended March 31, 2007 from $31.88 million during the same period in 2006. This dollar increase was mainly due to the increase in our sales volume. As a percentage of sales revenue, the cost of revenue decreased to 89.84% during the three months ended March 31, 2007 from 92.85% in the same period of 2006. Such percentage decrease was mainly attributable to (1) the implementation of our vertical integration strategy and (2) the shift of our products from relatively lower-end products to higher-end higher gross margin products. During the three months ended March 31, 2007, we implemented vertical integration strategy and used a larger portion of our HDG Steel products internally as raw materials for our PPGI products instead of selling them to outsider customer. The shift of our products from lower-end products to higher-end products increased the average selling price and unit costs of our products, but the increase in our selling price more than offset the increase in the unit cost of our products, which resulted in a decreased cost of revenue as a percentage of sales revenue.

Gross Profit. Our gross profit increased $4.79 million, or 195.10% to $7.25 million for the three months ended March 31, 2007 from $2.46 million for the same period in 2006. Gross profit as a percentage of sales revenue (gross margin) was 10.16% for the three-month period ended March 31, 2007, as compared to 7.15% during the same period in 2006. Such gross margin increase was mainly due to the products portfolio shift from relatively lower-end products to higher-end products as discussed above.

General and Administrative Expenses. Our general and administrative expenses increased $0.78 million, or 155.54% to $1.28 million for the three months ended March 31, 2007 from $0.50 million for the same period in 2006. As a percentage of sales revenue, general and administrative expenses increased to 1.8% for the three months ended March 31, 2007 from 1.46% for the same period in 2006. The dollar increase and percentage increase were mainly attributable to some additional maintenance fees and the increased expenditures associated with our reverse acquisition and being a U.S. public company.

Selling Expenses. Our selling expenses increased $0.11 million, or 32.02% to $0.46 million for the three months ended March 31, 2007 from $ 0.35 million for the same period in 2006. As a percentage of sales revenue, our selling expenses decreased to 0.64% for the three months ended March 31, 2007 from 1.01% for the same period in 2006. Our selling expenses consist primarily of transportation expenses and the percentage decrease in selling expenses was mainly due to our more efficient control of our transportation expenses.

Total Operating Expenses. Our total operating expenses increased $0.89 million, or 105.13% to $1.74 million for the three months ended March 31, 2007 from $0.85 million for the same period in 2006. As a percentage of sales revenue, our total operating expenses decreased to 2.44% for the three months ended March 31, 2007 from 2.47 % for the same period in 2006. The increased general and administrative expenses as a percentage of sales revenues for the three months ended March 31, 2007 was more than offset by the decreased selling expenses as a percentage of revenue, which resulted in a slight decrease in total operating expenses as a percentage of sales revenues.

• Changshu Huaye. Changshu Huaye’ s total operating expenses increased $0.09 million, or 11.39% to $0.88 million for the three months ended March 31, 2007 from $0.79 million for the same period in 2006. As a percentage of Changshu Huaye’s sales revenue, our total operating expenses decreased to 1.55% for the three months ended March 31, 2007 from 2.30 % for the same period in 2006. Such percentage decrease was mainly due to our more efficient control of transportation expenses.

•  Jiangsu Cold-Rolled. Jiangsu Cold-Rolled’s total operating expenses increased $0.11 million, or 191.33% to $0.17 million for the three months ended March 31, 2007 from $0.06 million for the same period in 2006. Because the acid pickling products and cold-rolled steel products commenced being produced and sold in the recent two quarters, Jiangsu Cold-Rolled’s total operating expense, particularly the selling expenses, increased accordingly. The total operating expenses occurred for the three months ended March 31, 2006 were the initial expenses for the establishment of Jiangsu Cold-Rolled.

In addition, there were approximately $0.69 million of expense incurred in connection with being a U.S. public company in the three month ended March 31, 2007.

Interest income/expenses. Our interest income decreased $ 0.013 million to $0.223 million for the three months ended March 31, 2007 from $0.236 million for the same period in 2006. The interest income was mainly generated by the restricted cash in the bank. During three months ended March 31, 2007, the effective restricted cash deposited in the bank for the three month ended March 31, 2007 was less than the restricted cash for the same period in 2006. Therefore, our interest income decreased slightly during the three month ended March 31, 2007, compared to the same period in 2006.

•
Changshu Huaye. Changshu Huaye’s interest income decreased $ 0.032 million to $0.203 million for the three months ended March 31, 2007 from $0.235 million for the same period in 2006. Changshu Huaye’s effective restricted cash deposited in the bank for the three month ended March 31, 2007 was less than the restricted cash for the same period in 2006. Therefore, its interest income decreased slightly during the three month ended March 31, 2007, compared to the same period in 2006.

•
Jiangsu Cold-Rolled. Jiangsu Cold-Rolled’s interest income increased $582 to $922 for the three months ended March 31, 2007 from $340 for the same period in 2006. Since Jiangsu Cold-rolled did not issue any notes payable, there were little restricted cash deposited in the bank for the three months ended March 31, 2006 and 2007. Accordingly, Jiangsu Cold-Rolled incurred nearly no interest income during these periods.

Jiangsu Cold-Rolled did not incur any interest expenses during the three-month periods ended March 31, 2007 and 2006. All the Company’s interest expenses were generated by the Changshu Huaye during these periods. The interest expenses increased $ 0.15 million to $0.37 million for the three months ended March 31, 2007 from $0.22 million for the same period in 2006. The increased interest expense was mainly attributable to the fact that there was a larger amount of bank loans incurred for the three months ended March 31, 2007, compared to the amount of bank loans in the same period in 2006. In addition, China government raised bank loan interest rates several times during the past year, which resulted in the Company incurring higher interest expenses for the three months ended March 31, 2007 as compared to the same period in the last year.

Provision for Income Taxes. Our Chinese subsidiary, Changshu Huaye, is subject to Chinese enterprises income tax (“EIT”) at a rate of 24% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and is expected to be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. Our subsidiary Jiangsu Cold-Rolled enjoys the same two-year full tax exemption, followed by 50% tax exemption for the next three years as discussed above. Jiangsu Cold-Rolled was granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the calendar year of 2006 and 2007 and is expected be subject to a tax rate of 12% for the calendar years 2008, 2009 and 2010.

We incurred income tax expense of $ 0.68 million and $0.16 million during the three months ended March 31, 2007 and 2006, respectively, all of which resulted from the operations of our subsidiary Changshu Huaye. The effective net income tax rate for the three months ended March 31, 2007 was 13.36%, as compared to 11.06% for the same period last year.

Net Income.  Net income before foreign currency translation adjustments increased $3.15 million, or 250.45%, to $4.41 million during the three months ended March 31, 2007 from $ 1.26 million during the same period in 2006, as a result of the factors described above.

•	Changshu Huaye. Changshu Huaye’ s net income increased $3.51 million, or 280%, to $4.76 million during the three months ended March 31, 2007 from $ 1.25 million during the same period in 2006.

•	Jiangsu Cold-Rolled. Jiangsu Cold-Rolled’s net income was $0.54 million during the three months ended March 31, 2007. It had minimal net income for the same period in 2006.

The difference between the sums of two subsidiaries’ net income and Sutor’s total net income for the three months ended March 31 2007 was mainly due to the expenses in connection with being a public company as discussed above with regard to operating expenses.

Nine months Ended March 31, 2007 Compared to Nine months Ended March 31, 2006

The following table summarizes the results of our operations during the nine-month periods ended March 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended March 31, 2007 to the nine-month period ended March 31, 2006.

All amounts, other than percentages, in thousands of U.S. dollars

	For the Nine Months Ended on 03/31/07		For the Nine Months Ended on 03/31/06
		As a percentage of sales revenue		As a percentage of sales revenue
Revenue:
Revenue	$94,743	44.84%	$26,103	20.79%
Revenue from related parties	116,549	55.16%	99,464	79.21%
	211,292	100.00%	125,567	100.00%

Cost of Revenue:
Cost of revenue	71,801	33.98%	38,737	30.85%
Cost of revenue from related parties	120,591	57.08%	76,648	61.04%
	192,392	91.06%	115,385	91.89%

Gross Profit	18,900	8.94%	10,182	8.11%

Operating Expenses:
Selling	1,656	0.78%	736	0.58%
General and administrative	3,166	1.50%	1,251	1.00%
Total Operating Expenses	4,821	2.28%	1,987	1.58%

Income (Loss) from Operations	14,079	6.66%	8,195	6.53%

Other Income (Expense)

Interest income	548	0.26%	365	0.29%
Other income	182	0.09%	486	0.39%

Interest expense	(915)	(0.43%)	(723)	(0.58%)
Other expense	(302)	(0.14%)	(693)	(0.55%)
Total Other Income (Expense)	(487)	(0.23%)	(565)	(0.45%)

Income Before Taxes and Minority Interest	13,592	6.43%	7,630	6.08%
Provision for income taxes	(1,702)	(0.81%)	(157)	(0.12%)
Minority interest in (income) loss of consolidated subsidiary	21	0.02%	5	0.00%
Net Income (Loss)	11,911	5.64%	7,478	5.96%
Foreign Currency Translation Adjustment	1,570	0.74%	1,193	0.95%
Comprehensive Income	13,481	6.38%	8,671	6.91%

Sales Revenue. Sales revenue increased $85.72 million, or 68.27% to $ 211.29 million for the nine months ended March 31, 2007 from $ 125.57 million for the same period in 2006. This increase was mainly attributable to the increased market demand for our HDG Steel products and PPGI products, our increased marketing efforts and an expansion of our production capacity of acid pickling products and cold-rolled steel strips products.

The following table shows the two subsidiaries’ selected financial information for the nine months ended March 31, 2007 and 2006.

All amounts in thousands of U.S. dollars

	For the Nine Months Ended on 03/31/07		For the Nine Months Ended on 03/31/06
	Changshu Huaye	Jiangsu Cold-Rolled	Changshu Huaye	Jiangsu Cold-Rolled
Revenue	$192,695	$28,581	$125,559	$8
Total operating expenses	3,754	379	1,787	200
Interest income	526	3	363	1
Interest expense	915	—	723	—
Net income(loss)	12,645	133	7,615	(137)

• Changshu Huaye. Net revenues contributed by Changshu Huaye increased to $192.70 million in the nine months ended March 31, 2007 from $125.56 million for the same period in 2006, an increase of 67.14 million, or 53.47%, mainly due to a significant increase in the sales of our PPGI products and HDG Steel products. The increase in the sales of HDG products was attributable to the higher market demand in both PRC and overseas HDG market. To accommodate the high market demand, our HDG Steel production line operated in excess of its designed manufacturing capacity during the nine months ended March 31, 2007. The increase in the revenues from the sales of PPGI was due to its increased sales volume attributable to our increased marketing efforts on PPGI products and an increased average-selling price attributable to the new high-end PPGI products launched during this period.

• Jiangsu Cold-Rolled. Net revenues contributed by Jiangsu Cold-Rolled were $28.58 million for the nine months ended March 31, 2007. Jiangsu Cold-Rolled had minimal revenue for the same period last year. Jiangsu Cold-Rolled’s two production lines, the acid pickling production line and cold-rolled steel production line started operation in October 2006 and January 2007, respectively. Since we have implemented the vertical integration strategy commencing January 2007, a large portion of Jiangsu Cold-Rolled’s products was used internally as raw materials for our subsidiary Changshu Huaye. After eliminating the internal sales, the revenues from the sales of our acid pickling and cold-rolled steel products to outside customers were approximately $18.59 million.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties for the nine months ended March 31, 2007 increased $68.64 million, or 262.97% to $94.74 million from $26.10 million during the same period last year. Such increase was mainly due to our increased efforts on direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to our Company, which resulted in the increase of our direct sales to unrelated parties for the nine months ended March 31, 2007. We expect our sales to unrelated parties as compared with sales to related parties will continue to increase in the next few quarters.

Cost of Revenue. Our cost of revenue increased $77.00 million, or 66.74% to $192.39 million for the nine months ended March 31, 2007 from $115.39 million during the same period in 2006. This dollar increase was mainly due to the increase of the sales volume. As a percentage of sales revenue, the cost of revenue slightly decreased to 91.06% during the nine months ended March 31, 2007 from 91.89% for the same period of 2006. Such percentage decrease was mainly attributable to a change in our pricing policy and a products category shift from relatively lower-end products to higher-end higher gross margin products.

Gross Profit. Our gross profit increased $8.72 million to $18.90 million for the nine months ended March 31, 2007 from $10.18 million for the same period in 2006. Gross profit as a percentage of sales revenue (gross margin) was 8.94% for the nine-month period ended March 31, 2007, as compared to 8.11% for the same period in 2006. Such gross margin increase was mainly due to the change in our pricing policy and a shift from lower-end products to higher-end higher gross margin products as discussed above.

In the nine months ended March 31, 2006, most of our product prices was determined at the time of the delivery of products to our customers, so our pricing was based on the then current raw material price rather than our actual raw material purchase cost. This pricing policy allows us to make a profit when the market price of raw materials exceeds our cost, but subjects us to loss when the price of raw materials is lower than our cost. The price of our raw materials decreased throughout the six months ended December 31, 2005. As a result, our margins were unusually low due to the downward raw material price change during six months ended December 31, 2005. In contrast, the price of our raw materials increased throughout the three months ended March 31, 2006. As a result, our gross margin was higher for this period, which somewhat offset the lower gross margin for the first six months of last financial year. In order to mitigate the risk of raw material price fluctuation, during the nine months ended March 31, 2007, a greater percentage of our product price was determined at the time when the order was placed, that is, our product prices were based on the actual raw material purchase price. Such a pricing policy change is intended to allow us to achieve a more stable gross margin.

General and Administrative Expenses. Our general and administrative expenses increased $1.92 million to $3.17 million for the nine months ended March 31, 2007 from $1.25 million for the same period in 2006. As a percentage of sales revenue, general and administrative expenses increased to 1.50% for the nine months ended March 31, 2007 from 1.00% for the same period in 2006. The percentage increase was mainly attributable to the preliminary expenses incurred by our subsidiary Jiangsu Cold-Rolled and some maintenance fees and other expenditures in connection with the reverse acquisition and being a U.S. public company. Jiangsu Cold-Rolled’s Acid pickling production line went into operation in September 2006 and did not generate revenue until October 2006. Jiangsu Cold-rolled incurred extra costs in connection with hiring labor and other related costs during the nine months ended March 31, 2007 that were disproportionate to the modest revenue generated during that period.

Selling Expenses. Our selling expenses increased $0.92 million to $1.66 million for the nine months ended March 31, 2007 from $0.74 million for the same period in 2006. As a percentage of sales revenue, our selling expenses increased to 0.78% for the nine months ended March 31, 2007 from 0.58% for the same period in 2006. Such percentage increase was mainly due to the increase in export sales during the second half of calendar year 2006. Generally, the transportation expenses for our export sales are much higher than the domestic sales, so we bear more transportation cost for our export sales, but are able to charge a higher price, which results in a higher profit margin. During the six months ended December 31 2006, we had large amount of export sales, which resulted in increased transportation expenses. Although our selling expenses, as a percentage of sales revenues, during the three months ended March 31, 2007 decreased significantly as compared with that for the same period last year, such decrease was more than offset by the increased selling expenses attributable to the increased export sales in the six months ended December 31, 2006.

Total Operating Expenses. Our total expenses increased $2.83 million to $4.82 million for the nine months ended March 31, 2007 from $1.99 million for the same period in 2006. As a percentage of sales revenue, our total operating expenses increased to 2.28% for the nine months ended March 31, 2007 from 1.58% for the same period in 2006. This percentage increase was primarily attributable to an aggregation of the factors discussed above.

•  Changshu Huaye. Changshu Huaye’s total operating expenses increased $1.97 million, or 110.09% to $3.75 million for the nine months ended March 31, 2007 from $1.79 million for the same period in 2006. As a percentage of Changshu Huaye’s sales revenue, its total operating expenses increased to 1.95% for the nine months ended March 31, 2007 from 1.42 % for the same period in 2006. Such percentage increase was mainly due to the increase of transportation expenses associated with the increased export sales during the second half of calendar year 2006. Generally, the transportation expenses for our export sales are much higher than the domestic sales, so we bear more transportation cost for our export sales, but are able to charge a higher price, which results in a higher profit margin. Over the six months ended December 31, 2006, Changshu Huaye had a large amount of export sales, which resulted in an increased transportation expenses. Although its selling expenses, as a percentage of sales revenues, during the three months ended March 31 2007 decrease significantly, it did not fully offset the increased selling expenses attributable to the increased export sales in the six months ended December 31, 2006.

• Jiangsu Cold-Rolled. Jiangsu Cold-Rolled’s total operating expenses increased $0.18 million, or 0.89% to $0.38 million for the nine months ended March 31, 2007 from $0.20 million for the same period in 2006. Since the acid pickling production and cold-rolled steel products were placed into production and sale only in the recent two quarters, Jiangsu Cold-Rolled’s total operating expenses, particularly selling expenses, increased accordingly. The total operating expenses incurred by Jiangsu Cold-Rolled for the nine months ended March 31, 2006 were the initial expenses for the establishment of Jiangsu Cold-Rolled.

In addition, there were approximately $0.69 million expenses incurred in connection with being a U.S. public company in the nine months ended March 31 2007.

Interest income/expenses. Our interest income increased $0.19 million to $0.55 million for the nine months ended March 31, 2007 from $0.36 million for the same period in 2006. The interest income was mainly generated by our restricted cash deposited in the bank. During nine months ended March 31, 2007, the amount of effective restricted cash deposited in the bank was more than that for the same period in 2006. Therefore, our interest income increased during the nine months ended March 31, 2007 as compared with that for the same period in 2006.

•
Changshu Huaye. Changshu Huaye’s interest income increased $ 0.16 million to $0.53 million for the nine months ended March 31, 2007 from $0.36 million for the same period in 2006. Changshu Huaye’s effective restricted cash deposited in the bank for the nine month ended March 31, 2007 was more than that for the same period in 2006. Therefore, its interest income increased during the nine month ended March 31, 2007 as compared with that for the same period in 2006.

•
Jiangsu Cold-Rolled. Jiangsu Cold-Rolled’s interest income increased $0.0016 million to $0.0029 for the nine months ended March 31, 2007 from $0.0013 million for the same period in 2006. Since Jiangsu Cold-Rolled did not issue any notes payable, there were little restricted cash deposited in the bank for the nine months ended March 31, 2007 and 2006. Accordingly, Jiangsu Cold-Rolled incurred nearly no interest income during both nine months ended March 31, 2006 and nine months ended March 31, 2007.

Since Jiangsu Cold-Rolled did not have any interest expenses incurred during both nine months ended March 31, 2006 and nine months ended March 31, 2007, all the interest expenses was generated by the Changshu Huaye. The interest expenses increased $ 0.20 million to $0.92 million for the nine months ended March 31, 2007 from $0.72 million for the same period in 2006. The increased interest expense was mainly attributable to the fact that there was a larger amount of bank loans incurred for the nine months ended March 31, 2007, compared to the bank loans in the same period in 2006. In addition, China government raised bank loan interest rates several times during the past year, which resulted in our company’s higher interest expenses for the nine months ended March 31, 2007, compared to the same period in the last year.

Provision for Income Taxes. We incurred income tax expense of $ 1.70 million and $0.16 million for the nine months ended March 31, 2007 and 2006, respectively. All those tax expenses resulted from the operations of our subsidiary Changshu Huaye. The effective net income tax rate for the nine months ended March 31, 2007 was 13% as compared to 2% for the same period last year.

Net Income Net income, without including the foreign currency translation adjustment, increased $4.43 million, or 59.27%, to $11.91 million for the nine months ended March 31, 2007 from $7.48 million for the same period in 2006, as a result of the factors described above.

•	Changshu Huaye. Changshu Huaye’ s net income increased $ 5.03 million, or 66%, to $12.65 million during the nine months ended March 31, 2007 from $ 7.62 million during the same period in 2006.

•	Jiangsu Cold-Rolled. Jiangsu Cold-Rolled’s net income was $0.13 million during the nine months ended March 31, 2007, while net loss was $0.14 million during the same period in 2006.

The difference between the sums of two subsidiaries' net income and Sutor’s total net income for the nine months ended March 31 2007 was mainly due to the expenses in connection with being a public company as discussed above with respect to operating expenses.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents (excluding restricted cash) of $ 11.36 million and restricted cash of $16.69 million. The following table provides detailed information about our net cash flows for all financial statements periods presented in this current report.

Cash Flow
(In thousands of U.S. Dollars)

	Nine months Ended March 31,
	2007	2006
Net cash provided by (used in) operating activities	$(16,334)	$27,224
Net cash provided by (used in) investing activities	$10,093	$(21,274)
Net cash provided by (used in) financing activities	$10,878	$(5,168)
Net changes in cash	$4,825	$842

Operating Activities:

Net cash used in operating activities was $16.33 million for the nine months ended March 31, 2007, an increase of $43.55 million from the $27.22 million net cash provided by operating activities for the same period in 2006. Such increase of net cash used in operating activities was primarily attributable to a $25.71 million increase in advances to suppliers and a $5.54 million increase in inventories during the nine months ended March 31, 2007. As market demand for our products and our production capacity increased during the nine months ended March 31, 2007, we purchased more raw materials to ensure sufficient supply for our business production. As a result, the advances to our suppliers and inventories increased significantly during the nine months ended March 31, 2007.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for the issuance of bills payable.

Net cash provided by investing activities in the nine months ended March 31, 2007 was $10.09 million, which is an increase of $31.36 million from net cash used in investing activities of $21.27 million in the same period of 2006. Such increase of net cash provided by investing activities was mainly due to a $16.08 million decrease in the bank deposits used to pledge the issuance of bills payable during the nine-month period ended March 31, 2007. We raised money to maintain our working capital through more short-term loans, less issuance of bill payables during the nine months ended March 31, 2007, which resulted in a large amount of restricted cash being released. During the nine months ended March 31, 2007, the Company spent $5.79 million on equipment and facilities and $0.20 million on land use rights, which was fully offset by the decrease in restricted cash of $16.08 million mentioned above. The Company spent $11.90 million on equipment and facilities during the nine months ended March 31, 2006. The equipment and facilities purchased during these two periods were mainly used to build our two new production lines: the acid pickling production line and cold-rolled steel strips production line.

Financing Activities:

Net cash provided by financing activities in the nine months ended March 31, 2007 totaled $10.88 million as compared to $5.17 million used in financing activities in the same period of 2006. The increase of cash provided by financing activities was mainly attributable to an increase of $39.78 million in issuance of notes payable to supply working capital and the proceeds of $33.13 million from issuance of Series B Preferred Stock for the nine-month period ended March 31, 2007, which includes approximately $10.57 million in net proceeds received in connection with a private placement transaction closed in February 2007 where we raised $12 million in gross proceeds. Such increase of cash provided by financing activities was partially offset by a $2.54 million increase in payment on notes payable and a $38.46 million increase in payment on short-term loans during the nine month period ended March 31, 2007. In addition, the Company paid $21.04 million to acquire the 100% equity of our subsidiaries Changshu Huaye and Jiangsu Cold-Rolled in the first fiscal quarter of 2007.

We plan to use part of the proceeds raised from the private placement closed in February 2007 to build new production lines and purchase new equipment for the expansion of our production capacity. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

We believe we currently maintain a good business relationship with many banks. As of March 31, 2007, the maturities for our bank loans are as follows.

(All amounts in millions of U.S. dollars)

Banks	Amounts*	Maturity Date	Term of Loan
Yan Gang Branch of Industrial and Commercial Bank of China (ICBC)	$2.58	May 2007	364 days
Yan Gang Branch of Industrial and Commercial Bank of China (ICBC)	$1.30	May 2007	351 days
China CITIC Bank	$2.58	July 2007	365 days
Agriculture Commercial Bank	$2.58	April 2007	176 days
China CITIC Bank	$0.75	April 2007	88 days
Nan Tong Commercial Bank	$2.58	July 2007	180 days
Yan Gang Branch of Industrial and Commercial Bank of China (ICBC)	$1.30	March 2008	364 days
Bank of China	$2.58	March 2008	365 days
Agriculture Commercial Bank	$1.04	April 2007	17 days
Agriculture Commercial Bank	$1.55	September 24, 2007	183 days
China CITIC Bank	$0.72	July 2007	99 days
Changshu Dayi Branch of China Construction Bank.	$6.65	July 2007	181 days
Agriculture Commercial Bank	$0.44	September 2007	174 days
Total	$26.65

* Calculated on the basis that $1 = RMB 7.7409.

Our material capital expenditure requirements for the remaining period of fiscal year 2007 are approximately $13 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $10 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. We repaid a $2.58 bank loan which matured on April 11, 2007, a $0.75 million bank loan which matured on April 7, 2007 and a $1.04 million bank loan which matured on April 11, 2007, respectively. In the coming 12 months, we have approximately $26.65 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital after receiving the aggregate proceeds of Sutor Group’s capital raising activities, the credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies

•
Basis of Presentation and Translating Financial Statements - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries is the Chinese Yuan Renminbi (“CNY”); however, the accompanying financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

•
Principles of Consolidation - The operations of Changshu Huaye and Jiangsu Cold-Rolled have been included for all periods presented. The accounts and transactions of Sutor Steel Technology Co., Ltd. have been included since its formation on August 15, 2006. The accounts and transactions of Sutor Technology Group Limited have been included from February 1, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

•
Restricted Cash - The Company has entered into agreements to pay suppliers, which requires the Company to maintain secured cash balances. These secured cash balances are presented in the consolidated balance sheets as restricted cash.

•
Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers, which have been reflected separately in the accompanying financial statements.

•	Basic and Diluted Earnings per Common Share - The computation of basic earnings per common share is based on the weighted-average number of common shares outstanding during each period presented.

For the three and nine months ended March 31, 2007, basic earnings per share is computed by the weighted-average number of common shares outstanding since the issuance of the 37,955,602 shares issued March 9, 2007 upon the conversion of the Series A and B Preferred Stock.

For the three and nine months ended March 31, 2006, on the basis of the restatement of the consolidated financial statements for the effects of issuance of the Series B Preferred Stock as described in Note 1 to the accompanying financial statements, no common shares were outstanding for these periods presented and the calculation of basic earnings per common share is not applicable. The Series B Preferred Stock was convertible into 32,338,050 shares of common stock. Diluted earnings per common share are calculated by dividing net income by the weighted-average number of potential shares of common stock issuable upon conversion of the Series B Preferred Stock during each period.

•	Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change; however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since April 28, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.4% and 5.85% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. The change in interest rates has no impact on our bank loans occurred before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2007 would decrease net income before provision for income taxes by approximately $0.03 million for the nine months ended March 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue, if the selling prices of our products do not increase with these increased costs.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoxiang Ni, our President and Chief Executive Officer, and Yongfei Jiang, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

Our revenues are highly concentrated in a single customer and our business will be harmed if our customer reduces its orders from us.

Approximately 76% of our revenue in fiscal year 2006 and approximately 55% in the nine months ended March 31, 2007 was derived from Shanghai Huaye in fiscal year 2006, which acts as a distributor of our products as well as one of our suppliers. If we cease to do business with Shanghai Huaye at current levels and are unable to generate additional sales with new and existing customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

Our industry is highly fragmented and competitive, and increased competition could reduce our operating income.

The steel manufacturing and processing business is highly fragmented and competitive. We compete with a number of other steel manufacturers and processors in China, on a region-by-region basis, and with foreign steel manufacturers on a world wide basis. Our goal is to market our products to customers who demand the highest quality products and precision in the end product. Accordingly, we compete primarily on the precision and range of achievable tolerances, the quality of our products and the raw materials used in our products. We compete with companies of various sizes, some of which have more established brand names and relationships in certain markets we serve than we do. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our margins and operating income.

A downturn or negative changes in the highly volatile steel industry will harm our business and profitability.

The steel industry as a whole is cyclical and pricing can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These macroeconomic factors have historically resulted in wide fluctuations in the steel industry both in China and globally. In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for products or increase the amount of imports of steel into China, which could negatively impact our sales, margins and profitability.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend heavily on the availability of various raw materials and energy resources, including steel coil, zinc, oil paint, electricity and natural gas. Steel coil makes up approximately 90% of our total cost of sales. The availability of raw materials and energy resources may decrease and their prices may fluctuate greatly. We purchase a large portion of our raw materials from our affiliate Shanghai Huaye and we have long-term relationships with several other suppliers. However, if Shanghai Huaye or any other important suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings. Additionally, certain of our supply contracts are for fixed prices. Although we currently benefit from favorable pricing in some of these supply contracts, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices, and our profit margins may suffer.

We may be unable to fund the substantial ongoing capital and maintenance expenditures that our operations require.

Our operations are capital intensive and our business strategy will require additional substantial capital investment. We require capital for building new production lines, acquiring new equipment, maintaining the condition of our existing equipment and complying with environmental laws and regulations. We anticipate that our capital expenditures for the two-year period ending June 30, 2008 will aggregate approximately $48 million. We plan to fund our capital expenditures from operating cash flow and our credit facilities and may require additional debt or equity financing. We cannot assure you, however, that financing will be available or, if financing is available, it may result in increased interest and amortization expense, increased leverage dilution and decreased income available to fund further expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may suffer.

Unexpected equipment failures may damage our business due to production curtailments or shutdowns.

Our manufacturing processes are extremely specialized and depend on critical pieces of equipment, such as air knife machines, welding tools and apparatus, color-coating machines, roll mills, ABB roll and tension knives. This machinery is highly specialized and cannot be repaired or replaced without significant expense and time delay. On occasion, our equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we have business interruption insurance, we cannot provide any assurance that the insurance will cover all losses that we experience as a result of the equipment failures. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be adversely affected.

Our revenue will decrease if there is less demand for construction materials or electrical household appliances.

Our products mainly serve as key components in construction materials and are electrical household appliances. Therefore, we are subject to the general changes in economic conditions affecting the construction and household appliance segments of the economy. Demand for our products is typically affected by a number of economic factors, including, but not limited to, consumer interest rates, consumer confidence, retail trends, sales of existing homes, and the level of mortgage financing. If there is a decline in economic activity in China and the other markets in which we operate or a decrease of sales of construction materials and electrical householder appliances, demand for our products and our revenue will likewise decrease.

A decrease of any export subsidy from the Chinese government will adversely affect our profitability.

Our international sales have grown since we started exporting our products in 2004. Our products are now sold in Europe, the United States, South America, South Asia and Southeast Asia. Our foreign sales accounted for about 4.1% and 10.74% of our total sales revenue in fiscal year 2006 and for nine months ended March 31, 2007, respectively. Currently, we receive export subsidies from the PRC government at a rate of 8%. It is possible that the Chinese government may lower or eliminate the subsidy in the future following the PRC’s entry into the WTO. Any reduction or elimination of export subsidies for our products may harm our revenue and profitability.

Environmental regulations impose substantial costs and limitations on our operations.

We are subject to various national and local environmental laws and regulations in China concerning issues such as air emissions, wastewater discharges, and solid waste management and disposal. These laws and regulations can restrict or limit our operations and expose us to liability and penalties for non-compliance. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with existing environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

If our customers and/or the ultimate consumers of products that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are widely applied in the manufacturing of many products, including electrical household appliances, medical instruments and large industrial equipment. Significant property damage, personal injuries and even death can result from malfunctioning products. If our products are not properly manufactured or installed and/or if people are injured as a result of our products, we could be subject to claims for damages based on theories of product liability and other legal theories in some jurisdictions in which our products are sold. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We do not have product liability insurance. The publicity surrounding these sorts of claims is also likely to damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

We might fail to adequately protect our intellectual property and third parties may claim that our products infringe upon their intellectual property.

As part of our business strategy, we intend to accelerate our investment in new technologies in an effort to strengthen and differentiate our product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, Sutor has one patent application pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our steel finishing fabrication products.

Our business plan is to grow our operations by meeting the anticipated growth in demand for existing products and by introducing new product offerings. Our subsidiary, Jiangsu Cold-Rolled, has recently completed construction of a new production line and has been put into operation, but lacks a proven operational history. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and
•	rapid technological change.

To accommodate this growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage existing and additional employees. Funding may not be available in a sufficient amount or on favorable terms, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Guoxiang Ni, our Chief Executive Officer, Yongfei Jiang, our Chief Financial Officer and Liuhua Guo, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

Ms. Lifang Chen’s association with Shanghai Huaye could pose conflict of interest.

Ms. Lifang Chen, our chairwoman of the board of directors and beneficial owner of 85.2% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor; however, we currently do not have any independent directors to review such conflicts or their proposed resolution. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or “SOX 404”, the Securities and Exchange Commission or “SEC” adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as well as the operating effectiveness of the Company’s internal controls.

We were not subject to these requirements for the fiscal year ended June 30, 2006. Accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending June 30, 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;
•	International trade restrictions; and
•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance traditions and a lack of flexible currency exchange policy continue to persist. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

Only recently has China permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

On September 8, 2006, the PRC Ministry of Commerce, or “MOFCOM,” together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside of the PRC. Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the governmental agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Governmental approvals will have expiration dates by which a transaction must be completed and reported to the governmental agencies. Compliance with the regulations is likely to be more time consuming and expensive than in the past and the government now can exert more control over the combination of two businesses. Accordingly, due to these new regulations, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulations allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction on financial terms which satisfy our investors and protect our stockholders’ economic interests and we may not be able to negotiate a business combination transaction on terms favorable to our stockholders.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated.

Currently, RMB is stronger than U.S. Dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our strategy to procure steel supply is to diversify our suppliers both in the PRC and overseas. Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increase on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers grew rapidly, we are subject to the risk of foreign currency depreciation.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Ms. Lifang Chen, our Chairman, is the beneficial owner of approximately 85.2% of our outstanding voting securities. As a result, she possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Future sales by existing stockholders of our common stock may adversely affect our stock price

We have filed a registration statement with the SEC for the resale by investors in our February 2007 private placement and certain other investors of 6,795,031 shares of our common stock. That registration statement has not yet been declared effective by the SEC, but may be declared effective in the near future. Future resales of shares of our common stock pursuant to that registration statement or by existing stockholders in accordance with SEC Rule 144 could adversely affect the price of our common stock.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our articles of incorporation authorize the board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2007, we issued 323,380.5 shares of our Series B Preferred Stock to stockholders of Sutor Steel Technology Co., Ltd., which were converted into 32,338,050 shares of our common stock on March 9, 2007. The total consideration for these shares of our Series B Preferred Stock is 50,000 shares of common stock of Sutor Steel Technology Co., Ltd., which is all the issued and outstanding capital stock of Sutor Steel Technology Co., Ltd. We did not receive any cash consideration in connection with the share exchange. The number of our shares issued to the stockholders of Sutor was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Regulation S thereunder.

On February 1, 2007, we also completed a private placement pursuant to which we issued and sold to certain investors 39,473.56 shares of our Series B Preferred Stock for $12 million in gross proceeds pursuant to a securities purchase agreement dated February 1, 2007. Such amount of shares of Series B Preferred Stock were subsequently converted into 3,947,356 shares of our common stock on March 9, 2007. The issuance of our shares to these investors was made in reliance on the exemption provided by

Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2006, Ms. Lifang Cheng who is the beneficially owner of 85.4% of our capital stock, through a written consent in lieu of meeting, authorized the amendment to our Articles of Incorporation to (i) increase our total authorized stock from 100,000,000 to 500,000,000 shares of Common Stock; (ii) effect and implement a 1-for-10 reverse split of the outstanding shares of our common stock; and (iii) change our name to “Sutor Technology Group Limited” and expand the scope of business activities in which we may engage. We filed the certificate of amendment with the secretary of the state of Nevada on March 6, 2007. An information statement related to such amendments to the Articles of Incorporation was mailed to our stockholders as of January 31, 2007 in February 2007. Please see our definitive information statement filed on February 13, 2007 for more details.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 21, 2007

SUTOR TECHNOLOGY GROUP LIMITED

By:  /s/ Yongfei Jiang

Yongfei Jiang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.