Form 10-K
period 2007-06-30
SUTOR TECHNOLOGY
filed 2007-09-28
CIK 1041177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

OR

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
Changshu, China, 215534
(Address of principal executive office and zip code)

(86) 512-52680988
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of December 31, 2006, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $4.13 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 28, 2007, there were 37,955,602 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SUTOR TECHNOLOGY GROUP LIMITED

FORM 10-K
For the Fiscal Year Ended June 30, 2007

Use of Term

Except as otherwise indicated by the context, all references in this annual report to (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Sutor BVI” are to our subsidiary Sutor Steel Technology Co., Ltd., a British Virgin Islands corporation, and/or its operating subsidiaries, as the case may be; (iii) “Changshu Huaye” are to our subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Jiangsu Cold-Rolled” are to our subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (v)“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a corporation incorporated in the People’s Republic of China, and its subsidiaries; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “USD” are to the legal currency of the United States; (x) “China” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our heavy reliance on a single customer;
•	strong competition in our industry;
•	downturns in the steel industry;
•	increases in our raw material costs; and
•	an inability to fund our capital requirements.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the Security and Exchange Commission (the “SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into steel finishing fabrication products. Our product offerings are focused predominantly on higher value-added finished steel products: hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”), which comprised approximately 49.68% and 31.94% of our total revenue in fiscal year 2007, respectively. In addition, we produce acid picked steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products and a large portion of both are used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

We sell most of our products to customers who operate primarily in the construction, appliances, infrastructure and manufacturing industries. Our principal market is the Chinese market, with domestic sales accounting for 89.79% of our total revenue in fiscal year 2007. Our major export markets are Hong Kong, Europe, the United States, Southeast Asia and South Asia.

Through our manufacturing facilities located in Changshu, China, we currently have one HDG Steel production line, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 200,000 metric tons (“MT”) for HDG Steel, 120,000 MT for PPGI, 500,000 MT for AP Steels and 250,000 MT for cold-rolled steel. We are constructing another HDG Steel production line which is expected to become operative by approximately February 2008. With this additional production line, our annual designed production capacity of HDG Steel will reach 600,000 MT.

History and Corporate Structure

We were incorporated on May 1, 1997 in the State of Nevada under the name Bronze Marketing, Inc. and changed our name to Sutor Technology Group Limited on March 6, 2007 as a result of our reverse acquisition of Sutor BVI in February 2007. From inception until December 31, 2002, we engaged in the business of providing inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. The business was not successful and we discontinued our active business operations as of December 31, 2002. From December 31, 2002 until the reverse acquisition of Sutor BVI on February 1, 2007, we engaged in no active business operations.

On February 1, 2007, we acquired Sutor BVI through a share exchange transaction pursuant to which the stockholders of Sutor BVI transferred all capital stock of Sutor BVI to us in exchange for 85.2% ownership of our Company. Our acquisition of Sutor BVI was accounted for as a recapitalization effected by a share exchange, wherein Sutor BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The following charter reflects our organization structure as of the date of this annual report:

(1)
The other 10% of Changshu Dongbang Sewage Treatment Co., Ltd. (“Dongbang Sewage”) is owned by Dongbang Asset Management Company, a company owned by Dongbang Town. Changshu Dongbang Sewage Treatment Co., Ltd. provides sewage treatment services to Changshu Huaye and Jiangsu Cold-Rolled and had a revenue of approximately $0.18 million in the fiscal year of 2007.

Segment Information

Our operating segments are organized by our manufacturing facilities and include two reportable segments:

•	Changshu Huaye manufactures and sells HDG Steel and PPGI.
•
Jiangsu Cold-Rolled manufactures and sells AP Steel and cold-rolled steel. Jiangsu Cold-Rolled is currently constructing a HDG Steel production line which will become operative in approximately February 2008.

Changshu Huaye and Jiangsu Cold-Rolled are located adjacent to each other in Changshu, China and use largely the same management resources. For additional information about each segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 11, “Segment Information” to the consolidated financial statements included elsewhere in this annual report.

Business Strategy

Our goal is to become the leading manufacturer of high-end HDG Steel and PPGI products in China. We are committed to providing high quality products, responsive service and competitive prices in the niche market of HDG Steel and PPGI products. We intend to profitably grow our business by pursuing the following strategies:

•
Increase production capacity. We added AP Steels and launched the full-hard, cold-rolled steel strips production in fiscal year 2007. We expect to add another production line which can produce both HDG of cold-rolled steel and hot-rolled steel by February 2008. We plan to use a portion of the net proceeds raised in a private placement transaction closed in February 2007 to expand our designed total production capacity from the 320,000 MT per year in 2006 to approximately 1.47 million MT per year by February 2008.

•
Improve production cost-efficiency through vertical integration. We build relationships with our suppliers and distributors to secure competitive prices and a stable supply of raw materials. In addition, we intend to continue to vertically integrate our business further to upstream industries, such as the production of cold-rolled steel strip and AP Steel products, so as to decrease the costs for our HDG Steel and PPGI products and achieve a higher profit margin.

•
Continued focus on higher margin and high-end products offerings. In the steel industry distribution chain, companies whose direct customers are the end users of products enjoy the highest profit margins. We operate in a relatively high margin, high-end segment of the steel industry chain of distribution, especially for our HDG Steel and PPGI products. In fiscal year 2007, sales of HDG Steel and PPGI products constituted approximately 81.62% of our total revenue. We plan to continue to focus on the production of HDG Steel and PPGI products as our primary end product offerings.

•
Expand direct sales to existing customers and actively market to new customers. We believe that we have the opportunity to gain additional share in our current market. We plan to expand our sales network and strengthen the direct sales channel to enlarge our market share in both China and the international market.

•
Strengthen our research and development efforts. We intend to continue to strengthen our research and development capacities and to provide high-quality products and a wide spectrum of value-added services to further build up our brand in both the Chinese and the international markets.

Our Products

Our current products include HDG of cold-rolled steel, PPGI, AP Steel and cold-rolled steel. HDG of cold-rolled steel and PPGI are primarily manufactured by Changshu Huaye and our AP Steel products and cold-rolled steel are new product lines of Jiangsu Cold-Rolled. We were certified ISO 9001:2000 for our quality management system in 2005.

The following table set forth sales information about our product mix in each of the last three years.

	(All amounts, other than percentage, in millions of U.S. dollars) Year Ended June 30,
	2005		2006		2007
		Percent of		Percent of		Percent of
Product	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
HDG Steel	131.82	79.71%	141.34	74.16%	150.75	49.68%
PPGI	32.33	19.55%	44.62	23.41%	96.91	31.94%
AP Steel	-	-	-	-	41.06	13.53%
Cold-Rolled Steel	-	-	-	-	4.61	1.52%
Other	1.23	0.74%	4.63	2.43%	10.11	3.33%
Total	165.38	100%	190.59	100%	303.44	100%

HDG Steel

Using a modern, progressive technology called hot-dip galvanizing, we manufacture corrosion-resistant and zinc-coated HDG Steel in different dimensions and using different materials and specifications requested by our customers. The HDG Steel products are manufactured from steel substrate of cold-rolled or hot-rolled picked coils by applying zinc to the surface of the material to enhance its corrosion protection. Our sales of HDG Steel products are principally used in the electrical household appliance and construction markets.

We produce not only common industrial specifications, but also extreme specifications that we believe only a few other large PRC state-owned steel manufacturers can produce. The following table compares our technical manufacturing capabilities for most of our products:

	Width (mm)	Thickness (mm)	Galvanized Layer Weight (g/m2)
Our Specification Scope	700-1250	0.18-1.5	70-280
Industrial Common Specification Scope	700-1250	0.3-1.2	100-180

We also are technologically capable of manufacturing more extreme specifications of up to 1300mm wide and 0.16mm thick HDG of cold-rolled steel. As a result, we maintain a competitive advantage in extreme specification technology in terms of thickness and the weight of the galvanized layer of our products. We have the flexibility to adjust our production specifications to meet changes in market demand.

Our deliveries of HDG Steel products amounted to approximately 227,400 MT in fiscal year 2007, representing approximately 49.68% of our total sales revenue. Currently, our HDG Steel products are manufactured by Changshu Huaye which produces HDG of cold-rolled steel only. Jiangsu Cold-Rolled plans to install a new HDG Steel production line which can produce both HDG of cold-rolled steel and HDG of hot-rolled steel. This new production line is expected to be operational by approximately February 2008. The addition of the new production line will significantly expand our production capacity of HDG Steel, which will increase our designed production capacity from 200,000 MT per year to 600,000 MT per year.

Once the new production line is completed, we expect to offer HDG of hot-rolled steel, which we believe is more cost-efficient than production of HDG of cold-rolled steel because production of HDG Steel products occurs directly on hot-rolled steel and, therefore, avoids the procedure of cold rolling hot-rolled steel. HDG of hot-rolled steel is generally thicker than HDG of cold-rolled steel with a specification range of 1.5mm to 4.5mm in terms of thickness.

PPGI Products

Our PPGI products are primarily manufactured by Changshu Huaye and are typically made to order based on customer specifications. Our PPGI products’ specification generally ranges from 700mm to 1250mm in width and from 0.2mm to 1.2mm in thickness. Our PPGI products are used mostly in construction materials, and the parts and casing of electronic household appliances. We produce our PPGI by color-coating on HDG of cold-rolled steel and then coating them in various colors, including ivory white, ocean blue, pink and any other color according to customer requirements. Our PPGI production line is equipped with the latest twice baking and coating technology, which together with indirect heating, enhances the color coated layers adhesion to the galvanized zinc layer.

Our deliveries of PPGI products amounted to approximately 121,300 MT in fiscal year 2007, representing approximately 49.68% of our total sales revenue. We currently self-supply approximately 50% of HDG of cold-rolled steel to our PPGI production.

AP Steel

Our AP Steel products are manufactured by Jiangsu Cold-Rolled. The AP Steel product line went into operation in September 2006. Acid pickling is a process that removes scales and oxides from the steel strip surface by pickling, cold rolling and annealing. AP Steel products are used mostly as a raw material for cold-rolled steel strip, HDG Steel, as well as components of automobile and manufacturing equipment, etc. Our AP Steel products come in several different dimensions using different materials and different specifications.

A large portion of our AP Steel products are used for our own production of HDG Steel and full-hard cold-rolled steel. We also sell a part of our AP Steel products to the market. In fiscal year 2007, our sales of AP Steel products was approximately 92,800 MT, representing approximately 13.53% of our total revenue. Among which, approximately 55,500 MT of AP Steel products were used for our own production.

Full-Hard Cold-rolled Steel Products

Our manufacturing of full-hard cold-rolled steel products commenced in January 2007. Cold-rolled steel strip is full-hard cold-rolled steel strip treated by an annealing process and is a raw material used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use a portion of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. The remaining undergoes the annealing process and is sold to the market. Our sales of full-hard cold-rolled steel products to third parties amounted to approximately 8,600 MT in fiscal year 2007, representing approximately 1.52% of our revenue. In addition, approximately 47,500 MT of full-hard cold-rolled products were used for our own production.

Manufacturing

Our manufacturing facilities are located in Changshu, China. We currently have one HDG Steel production line, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 200,000 MT for HDG Steel, 120,000 MT for PPGI, 500,000 MT for AP Steels and 250,000 MT for cold-rolled steel. We are constructing another HDG Steel production line which can produce both HDG of cold-rolled steel and hot-rolled steel and is expected to become operative by approximately February 2008. With this additional production line, our annual designed production capacity of HDG Steel will reach 600,000 MT.

We utilize modern, progressive and automated production technology and our equipment setting combinations are strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers and believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 90% of our total production cost in fiscal year 2007. We purchase steel strips from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing our raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices. At this time, we use partially our own produced HDG of cold-rolled steel, and purchase parts of HDG of cold-rolled steel, for our production of PPGI.

Zinc is an important raw material for HDG of cold-rolled steel and accounts for approximately 6% of our total production costs of HDG Steel in fiscal year 2007 and we generally are able to pass on increased cost to our customers. We have established long-term relationships with several Chinese and Korean suppliers. We compare the prevailing domestic and Korean prices and choose the lower price. Zinc prices are closely guided by the London Metal Exchange quotation, and are the most volatile among all of our raw materials.

Oil paint accounted for approximately 8.42% of the total production cost of PPGI products in fiscal year 2007. Currently, Nippon Paint Co., Ltd. and Lanling Paint Co., Ltd. are our largest suppliers of oil paint. We are one of their largest customers and obtain what we believe are favorable pricing terms.

Our global sourcing network is designed to ensure the highest quality-to-price ratio of the raw materials we purchase. Our internal specialists collect Chinese domestic and global market information everyday and track domestic and global market price fluctuations closely, which allows us to react rapidly to any price change.

In fiscal year 2007, approximately 57.75% of our procurement was conducted through our affiliate, Shanghai Huaye. We have entered into a one-year agreement with Shanghai Huaye and appointed Shanghai Huaye as our procurement agent. Shanghai Huaye agreed to use its resources and best efforts to purchase raw materials for us at the lowest price possible. Under the agreement, Shanghai Huaye must inform us of the price, specifications and other material terms of the procurement agreement and must obtain our approval before signing a procurement agreement. Our arrangement with Shanghai Huaye helps us in receiving relatively lower purchase prices from suppliers due to the bargaining power of Shanghai Huaye.

Customers

Our products can be applied to various industries, including the construction materials, electrical household appliances, equipment and medical instrument manufacturing and others. Our main customers are manufacturers of electrical household appliances, construction steel suppliers and manufacturers of automobiles, ships, and other large equipment. The estimated sales to manufacturers of electrical household appliances accounted for approximately 40% of our total sales of our HDG Steel products and 20% of our total sales of PPGI products in fiscal year 2007. The estimated sales to manufacturers of construction materials accounted for approximately 30% of our total sales of HDG Steel products and 60% of our total sales of PPGI products in fiscal year 2007. We are often designated by end users as their primary supplier for their parts and outer casing manufacturers. For example, Meidi Electronics has designated us as the primary supplier of HDG Steel and PPGI for their products.

Approximately 51.40% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2007. Our subsidiary Changshu Huaye has a one-year sales cooperation frame agreement with Shanghai Huaye which will expire on December 31, 2007. Under the agreement, Shanghai Huaye agreed to act as Changshu Huaye’s sales agent to sell products manufactured by Changshu Huaye in exchange for a sales commission equal to 0.5% of the unit sales price. The agreement also provides that Shanghai Huaye may negotiate and execute sales contracts with clients for Changshu Huaye, but must notify Changshu Huaye of all major contractual terms and receive the approval of Changshu Huaye before the execution of the final contracts. We expect that this agreement will be renewed upon its expiration by the parties on substantially similar terms or prevailing market terms at the time. We also plan to further expand our customized processing services and increase our direct sale to end customers, which will result in higher margins. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2007.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 89.79% of our total revenue in fiscal year 2007. Within China, the biggest market for our products is eastern China, which includes Shanghai and the Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Hong Kong, Europe, the United States, South Africa, South Asia and Southeastern Asia. Our foreign sales accounted for approximately 0.01%, 4.10% and 10.21% of our total revenue in fiscal years 2005, 2006 and 2007, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 48.60% of our products through our own sales and marketing department in fiscal year 2007. Our sales and marketing department currently consists of approximately 40 employees as of the date of this annual report.

In addition to sales efforts conducted directly by our internal sales team and other employees, we also use sales agents. We have relationships with 39 sales agents to sell our products, eight of which have a direct contractual arrangement with us and the other 31 agents are affiliates of Shanghai Huaye. We entered into a sales agreement with each of these eight sales agents. Pursuant to the agreement, we supply our products to each of the sales agents and the sales agents sell and deliver our products for sales commissions ranging from RMB 20 (approximately $2.62) per MT to RMB 80 (approximately $10.48) per MT.

Competition

Competition within the steel industry, both in China and worldwide, is intense. We compete with both large state-owned enterprises and smaller private companies. In addition, we also face competition from international steel manufacturers.

We estimate our current market share in China for HDG Steel and PPGI products to be approximately 1.2% and 0.8%, respectively, based on our total sales revenue in fiscal year 2007. Eastern China is our biggest market in China and accounted for approximately 60% of our total sales in fiscal year 2007. The estimated demand of Eastern China accounts for approximately 50% of China’s total demand for HDG Steel and PPGI products and we estimate that we have approximately 3% of the market share in Eastern China.

Even though the demand for steel finishing fabrication products has increased in recent years, due to the over expansion of the total production capacity of HDG Steel and PPGI products, the increase of supply for low-end HDG steel and PPGI products has outpaced demand. Due to the high requirements for production technology and equipment, we believe that demand for high-end HDG Steel and PPGI market remains strong. Currently, only our Company and a few large state-owned enterprises are capable of producing high-end HDG Steel and PPGI products in China.

Private steel product manufacturers in China generally focus on low-end products. Many of our competitors are much smaller than us and use older equipment and production techniques. In contrast, our products are aimed at the high-end markets so we attempt to manufacture them with superior quality and broader range of specifications. We use advanced manufacturing equipment that we have purchased from developed countries, such as France and Italy, and employ engineers and researchers who are experienced with different production techniques. This allows us to provide a broad array of products in terms of thickness, zinc layer weight and width of steel coil, which helps us target high-end customers whose manufacturing specifications are extreme.

There are several state-owned steel manufacturers that produce comparable products to our products. As compared with those competitors, we differentiate ourselves by the following:

•	We satisfy customers’ orders with shorter lead times and guarantee lead times for urgent orders, even for very small ones, in as short as one or two days;

•	We have flexibility in sales arrangements and can take orders in a variety of sizes;

•	We operate more efficiently than our state-owned competitors and have lower total labor costs, therefore, lower product prices; and

•	We provide more customer-oriented services.

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Hong Kong, Europe, the United States, Southeast Asia, and South Asia. Our export sales accounted for approximately 10.21% of our total sales for fiscal year 2007.

Our operating subsidiaries, Changshu Huaye and Jiangsu Cold-Rolled, are both located in Changshu, which provides us a transportation cost advantage. Changshu is situated in the eastern coastal part of China, the largest market for coated steel products in China. In addition, our affiliate Shanghai Huaye has a logistic center in Changshu port, which provides us convenient and low cost transportation for both raw materials and finished products.

Intellectual Property

We have filed a patent application for our production technique of 0.18mm-0.20mm HDG of cold-rolled steel with the Patent Office of the State Intellectual Property Office of China which is pending approval. The common specification range for HDG of cold-rolled steel is 0.23mm-1.5mm in thickness. 0.20mm is considered extremely thin for HDG Steel. With our technique, we are capable of producing 0.18mm thick HDG Steel through the general continuous galvanizing production line. We expect the patent application will be granted in the second half of 2007.

All of our products are sold with the trademark of  “,” which is widely known by Chinese and international clients. In August 2005, Shanghai Huaye agreed to transfer the trademark of “” to Changshu Huaye without consideration. Such transfer was approved by the Trademark office of the State Administration for Industry and Commerce of China in August 2006. As a result, we have all the legal rights for the trademark, the term of which expires in July 2015.

In addition, we have registered the following domain names: www.cshuaye.net, .com, www.cshuaye.com, www.changshuhuaye.com, www.cshuaye.cn, and www.cshuaye.com.cn. www.cshuaye.com is the main domain we use.

All our key employees, especially engineers, have signed confidentiality and non-competition agreements with us. In addition, all our employees are obligated to protect our confidential information. Where appropriate for our business strategy, we will continue to take steps to protect our intellectual property rights.

Employees

As of June 30, 2007, we had approximately 418 full-time employees of which approximately 291 are employees of Changshu Huaye and approximately 127 are employees of Jiangsu Cold-Rolled. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees. We are required by Chinese law to make several mandatory contributions for our employees, including social pension, medical insurance, unemployment insurance, work-related injury insurance and maternity insurance, at an aggregated rate of 16.7% of the average monthly salary each month. As of the date of this annual report, we are in material compliance with the applicable PRC employee law and regulations and have made the contribution as required by the applicable laws.

Backlog

Our backlog at June 30, 2007 was approximately $30 million, compared with backlog of approximately $20 million at June 30, 2006. Backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Regulation

Because our operating subsidiaries Changshu Huaye and Jiangsu Cold-Rolled are located in China, we are regulated by the national and local laws of PRC.

We must adhere to PRC’s environmental laws. Under the relevant PRC environmental laws, all manufacturing enterprises must submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants emission regularly. The main pollutants generated by Changshu Huaye and Jiangsu Cold-Rolled are sewage, waste gas, noise and solid waste. We have taken the necessary measures to control the discharge of these pollutants. In 2002, Changshu Environment Monitor Station issued a report that we have met the emission standards provided by the relevant PRC laws and regulations. As a result, the Changshu Environmental Protection Bureau granted us the certificate of legal emission in 2006. We believe we are in material compliance with the PRC environmental laws and regulations as of the date of this annual report.

In addition, all our products exported to the E.U. that are used as parts or components for certain electrical products must obtain a SGS Test report according to the EU ROHS Directive. We obtained the report in 2005. The SGS Test report does not need to be renewed annually.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our revenues are highly concentrated in a single customer, Shanghai Huaye, and our business will be harmed if Shanghai Huaye reduces its orders from us.

Approximately 51.40% of our revenue was derived from Shanghai Huaye in fiscal year 2007, which acts as a distributor of our products as well as one of our suppliers. If we cease to do business with Shanghai Huaye at current levels and are unable to generate additional sales with new and existing customers that purchase a similar amount of our products, our revenue and net income would decline considerably.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend heavily on the availability of various raw materials and energy resources, including steel coil, zinc, oil paint, electricity and natural gas. Steel coil has historically made up approximately 90% of our total cost of sales. The availability of raw materials and energy resources may decrease and their prices may fluctuate greatly. We purchase a large portion of our raw materials from our affiliate Shanghai Huaye and we have long-term relationships with several other suppliers. However, if Shanghai Huaye or any other important suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings. Additionally, certain of our supply contracts are for fixed prices. Although we currently benefit from favorable pricing in some of these supply contracts, if market prices for these raw materials decline, we may not be able to take advantage of decreasing market prices, and our profit margins may suffer.

Our industry is highly fragmented and competitive, and increased competition could reduce our operating income.

The steel manufacturing and processing business is highly fragmented and competitive. We compete with a number of other steel manufacturers and processors in China, on a region-by-region basis, and with foreign steel manufacturers on a world wide basis. Our goal is to market our products to customers who demand the highest quality products and precision in the end product so we compete primarily on the precision and range of achievable tolerances, the quality of our products and the raw materials used in our products. We compete with companies of various sizes, some of which have more established brand names and relationships in certain markets we serve than we do. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our margins and operating income.

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

Our operations are capital intensive and our business strategy will require additional substantial capital investment. We require capital for building new production lines, acquiring new equipment, maintaining the condition of our existing equipment and complying with environmental laws and regulations. We plan to fund our capital expenditures from operating cash flow and our credit facilities and may require additional debt or equity financing. We cannot assure you, however, that financing will be available or, if financing is available, it may result in increased interest and amortization expense, increased leverage, dilution and decreased income available to fund further expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may suffer.

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

Our products mainly serve as key components in construction materials and electrical household appliances. Therefore, we are subject to the general changes in economic conditions affecting the construction and household appliance segments of the economy. Demand for our products is typically affected by a number of economic factors, including, but not limited to, consumer interest rates, consumer confidence, retail trends, sales of existing homes, and the level of mortgage financing. If there is a decline in economic activity in China and the other markets in which we operate or a decrease of sales of construction materials and electrical householder appliances, demand for our products and our revenue will likewise decrease.

A decrease of any export subsidy from the Chinese government will adversely affect our profitability.

Our international sales have grown since we started exporting our products in 2004. Our products are now sold in Hong Kong, Europe, the United States, South America, South Asia and Southeast Asia. Our foreign sales accounted for about 4.1% and 10.21% of our total revenue in fiscal years 2006 and 2007, respectively. Currently, we receive export subsidies from the PRC government at a rate of 8%. It is possible that the Chinese government may lower or eliminate the subsidy in the future following the PRC’s entry into the WTO. Any reduction or elimination of export subsidies for our products may harm our revenue and profitability.

Environmental regulations may impose substantial costs and limitations on our operations.

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

As part of our business strategy, we intend to accelerate our investment in new technologies in an effort to strengthen and differentiate our product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, we have one patent application pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our steel finishing fabrication products.

Our business plan is to grow our operations by meeting the anticipated growth in demand for existing products and by introducing new product offerings. Our subsidiary, Jiangsu Cold-Rolled, has recently completed construction of several new production lines and has been put into operation, but lacks a proven operational history. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Liuhua Guo, our Chief Executive Officer, Yongfei Jiang, our Chief Financial Officer and Xun Zhang, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

Ms. Lifang Chen’s association with Shanghai Huaye could pose a conflict of interest.

Ms. Lifang Chen, our chairman of the board of directors and beneficial owner of 85.20% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as well as the operating effectiveness of the Company’s internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2007. Accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we may be subject to these requirements beginning with our annual report for the fiscal year ending June 30, 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;
•	the early stage of development of the market-oriented sector of the economy;
•	the rapid growth rate;
•	the higher level of control over foreign exchange; and
•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of automotive investments and expenditures in China, which in turn could lead to a reduction in demand for our products and harm our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and director are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and subsidiaries.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (the “SAFE Notice”), which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies (“SPVs”), for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We believe our stockholders who are PRC residents as defined in the SAFE Notice have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by the SAFE Notice. Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Currently, some of our raw materials, components and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Facilities

We have two principal facilities: Changshu Huaye and Jiangsu Cold-Rolled. Both are located in Dongbang Industrial park, Changshu, China. Changshu Huaye was established in January 2003 and started operation in June 2004. Changshu Huaye was designed to have a production capacity of 200,000 MT of HDG of cold-rolled steel and 120,000 MT of PPGI. Both HDG Steel and PPGI production lines operated in excess of their respective designed manufacturing capacities in fiscal year 2007. Jiangsu Cold-Rolled was established in August 2003 and is still under construction. Its AP Steel production line started operation in September 2006 and has a designed annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has a designed annual production capacity of 250,000 MT. The remaining production lines are still under construction. In fiscal year 2007, the capacity utilization rate for the AP Steel production line and cold-rolled steel production line was approximately 70% and 60%, respectively.

Currently, due to high market demand, our HDG Steel production line operated in excess of its designed manufacturing capacity. Even though our HDG Steel production line is operating in excess of designed capacity, we do not believe that our capital expenditures related to, or the cost of our future maintenance on this production line will increase significantly. We had already budgeted for and taken into account the possibility of future excessive operation into account when the production line was constructed. In addition, our maintenance team provides routine and preventative maintenance to ensure that all of our production lines remain in good working order, which also reduces the risk of incurring substantial capital expenditures in the future. We have a new HDG Steel production line with designed annual manufacturing capacity of 400,000 MT under construction. This production line is expected to become operational by approximately February 2008, which will significantly expand our production capacity of HDG Steel products, and minimize any excess capacity strains on our current HDG Steel production lines. Until February 2008, we expect to continue to operate Changshu Huaye’s HDG Steel production line in excess of its designed manufacturing capacity.

In addition, our subsidiary Dongbang Sewage also owns a sewage treatment facility that provides sewage treatment services to our subsidiaries, as well as other manufacturing plants and households in Dong Bang, Jiangsu.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use right for special purposes. Changshu Huaye and Jiangsu Cold-rolled currently have land use rights to six parcels of land with approximately 356,152 square meters in aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. The land use rights for these properties will expire in 2054. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. All six parcels are located in Dongbang Town, Changshu, China. We have fully paid the land use fees.

Changshu Huaye and Jiangsu Cold-Rolled also own six buildings with approximately 53,301 square meters. We are in the process of obtaining ownership certificates for eight other buildings with approximately 32,201square meters. Some of our real property is subject to lien to secure certain bank loans.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SUOT.OB”. The CUSIP number is 869362 10 3.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low

Fiscal Year Ended June 30, 2007

1st Fiscal Quarter (7/1/06-9/30/06)	$0.60	$0.60
2nd Fiscal Quarter (10/1/06-12/31/06)	2.75	1.15
3rd Fiscal Quarter (1/1/07-3/31/07)	8.05	0.60
4th Fiscal Quarter (4/1/07 -6/30/07)	8.07	3.53

Fiscal Year Ended June 30, 2006

1st Fiscal Quarter (7/1/05-9/30/05)	1.15	1.15
2nd Fiscal Quarter (10/1/05-12/31/05)	1.15	1.15
3rd Fiscal Quarter (1/1/06-3/31/06)	1.15	1.15
4th Fiscal Quarter (4/1/06-6/30/06)	1.15	0.60

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On September 28, 2007, there were approximately 65 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended June 30, 2005, 2006 and 2007 and the selected balance sheet data as of June 30, 2005, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated financial data for the year ended June 30, 2004 is derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data for the year ended June 30, 2003 is derived from our unaudited consolidated financial statements that are not included in this annual report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(All amounts, other than per share data, in thousands of U.S. dollars)

	For the years ended June 30,
	2007	2006	2005	2004	2003 (Unaudited)
Statement of Operations Data:
Revenue:
Revenue	$147,467	$45,942	$6,880	$-	$-
Revenue from related parties	155,972	144,652	158,503	10,547	-
	303,439	190,594	165,383	10,547	-

Cost of Revenue:
Cost of revenue	135,308	57,220	2,351	-	-
Purchases from related parties	137,594	117,436	144,501	10,041	-
	272,901	174,656	146,852	10,041	-

Gross Profit	30,538	15,938	18,531	506	-

Operating Expenses:
Selling	2,320	1,894	788	1	-
General and administrative	4,736	1,255	1,199	629	39
Total Operating Expenses	7,056	3,149	1,987	630	39

Income (Loss) from Operations	23,482	12,789	16,544	(124)	(39)

Other Income and (Expense)
Interest income	566	467	134	20	5
Other income	298	186	83	16	-
Interest expense	(2,258)	(924)	(993)	(375)	-
Other expense	(875)	(155)	(87)	(12)	-
Total Other Income (Expense)	(2,269)	(426)	(863)	(351)	5

Income (Loss) Before Taxes and Minority Interest	21,214	12,363	15,681	(475)	(34)
Provision for income taxes	(697)	(859)	-	-	-
Minority interest in loss of consolidated subsidiary	3	24	2	-	-

Net Income (Loss)	$20,520	$11,528	$15,683	$(475)	$(34)
Foreign currency translation adjustment	3,488	1,440	4	(16)	4
Comprehensive Income (Loss)	$24,009	$12,968	$15,687	$(491)	$(30)

Basic and Diluted Earnings (Loss) Per Share	$0.59	$0.39	$0.86	$(0.03)	$0.00

Cash Flows Data:
Net cash flows provided by (used in) operating activities	(28,556)	30,494	10,291	(2,080)	-

Net cash flows used in investing activities	(3,567)	(28,439)	(23,238)	(24,277)	-

Net cash flows provided by financing activities	34,093	2,986	10,855	28,445	-

	As of June 30,
	2007	2006	2005	2004	2003 (Unaudited)
Current Assets	$107,144	$63,020	$50,592	$29,706	$14,962
Total Assets	157,704	104,964	74,586	52,540	15,057
Current Liabilities	68,319	52.207	34,361	28,860	6,637
Total Liabilities	68,319	52,207	36,775	38,844	6,637
Minority Interest	33	36	58	0	0
Stockholders’ Equity	89,352	52,721	37,753	13,697	8,420

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third party into steel finishing fabrication products. Our product offerings are focused predominantly on high end, value-added finished steel products: HDG Steel products and PPGI products which comprised 49.68% and 31.94% of our total revenue in fiscal year 2007, respectively. We also produce AP Steel products and cold-rolled steel, which are our less processed finished products. Our AP Steel Products and cold-rolled steel are mainly used for our production of HDG Steel and PPGI products. The vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Our revenue increased from $165.38 million in fiscal year 2005 to $190.59 million in fiscal year 2006 and $303.44 million in fiscal year 2007, representing a compounded growth rate of approximately 59.21%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation on October 2006 and January 2007, respectively. Jiangsu Cold-Rolled is constructing a HDG Steel production line which can produce both HDG of cold-rolled steel and hot-rolled steel and is expected to become operative by approximately February 2008. The addition of this new production will help the further growth of revenue in 2008. A big portion of our AP Steel products and cold-rolled steel were used for the production of our HDG Steel and PPGI products which helps to improve our profit margin.

Revenue

Our revenue is primarily generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our revenue has historically been affected by sales volume, sales price of our products and our ability to improve our product mix.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In fiscal years 2007, 2006 and 2005, Changshu Huaye generated revenue of $257.53 million, $190.59 million and $165.38 million which represented 84.87%, 100% and 100% of our total revenue, respectively. Jiangsu Cold-Rolled currently manufactures AP Steel and cold-rolled steel. Since Jiangsu Cold-Rolled’s AP Steel production line and cold-rolled steel production lines become operative in October 2006 and January 2007, respectively, Jiangsu Cold-Rolled had no revenue until fiscal year 2007. Jiangsu Cold-Rolled generated revenue of $45.91 million in fiscal year 2007, representing 15.13% of our total revenue. We expect that Jiangsu Cold-Rolled’s revenue will increase significantly after its new HDG Steel production line starts operation in 2008.

Currently, a substantial portion of our products are sold through our affiliate Shanghai Huaye with which we have a one year sale agent agreement expiring on December 31, 2007. Approximately 51.40% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2007, decreased from 75.89% in fiscal year 2006. We expect to continue to maintain the relationship with Shanghai Huaye in the future, but plan to further increase our direct sale to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, wages, handling charges, and other expenses associated with the manufacture and delivery of product.

Our direct cost of revenue is generally highest when we first introduce a new product due to higher start-up costs associated and higher raw material costs. As production volumes increase, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our AP Steel production line and cold-rolled steel production line, which started operation in fiscal year 2007, have a relatively high cost of production. We expect the production efficiency of both production lines will improve in the future.

In fiscal year 2007, approximately 57.75% of our procurement was conducted through Shanghai Huaye. Due to the size of Shanghai Huaye, it has stronger bargaining power than us and our arrangement with Shanghai Huaye helps us in receiving relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Between fiscal years 2005 and 2007, we were able to maintain gross margins between approximately 8% to 11%. In fiscal year 2007, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 11.39% and 3.94%, respectively. Gross margins for domestic and international sales were approximately 9.49% and 14.68%, respectively. Changes in our gross margins are primarily driven by changes in our product mix and our pricing policy.

To gain market penetration, we price our products at levels that we believe are competitive with our competitors. Through our continuous efforts to improve manufacturing efficiencies and reduce our production costs, we believe that we offer products of comparable quality to our Chinese state-owned competitors and international competitors at lower prices. General economic conditions, cost of raw materials as well as supply and demand of steel finishing fabrication products within our markets influence sales prices. Our high-end, value-added products generally tend to have higher profit margins.

We changed our pricing policy in 2006. Prior to 2006, most of our product prices were determined at the time of the delivery of products to our customers, so our pricing was determined based on the then current raw material price rather than our actual raw material production cost. Such pricing policy allows us to make a profit when the market price of raw materials exceeds our actual costs, but subject us to loss when the price of raw materials is lower than our actual costs. In order to achieve a more table gross margin, after 2006, a greater percentage of our product price was determined at the time when the order was placed which allows us to determine our product prices based on the actual raw material purchase price.

In fiscal year 2007, our AP Steel production line and cold-rolled steel production line went into operation. We use part of the AP Steel and cold-rolled steel products for our production of HDG Steel and PPGI products. In addition, part of our HDG Steel products are used for our production of PPGI products. This vertical integration will help us to achieve a higher gross margin.

Operating Expenses

Our operating expenses consist of selling expense and general and administrative expenses.

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general corporate purposes. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs related to being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commission, the cost of advertising, promotional and travel activities, transportation expenses, after-sale support services and other sales related costs.

From fiscal years 2005 to 2007, our selling expenses increased primarily as a result of increased headcount and international sales and our increased sales to unrelated parties. The transportation costs for our international sales are generally higher than domestic sales. Our export sales accounted for 10.21% of our revenue in fiscal year 2007 as compared to 4.10% in fiscal year 2006 and 0.01% in fiscal year 2005 and our transportation costs for international sales accounted for 48.9%, 22% and 19.4% of the total transportation costs during these years. In addition, when we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arrange the transportation. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income in fiscal year 2007.

BVI

Sutor BVI was incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Foreign Invested Entities (“FIE”) established in the PRC are generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and will be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. Our other subsidiary, Jiangsu Cold-Rolled has the same two year full tax exemption, followed by 50% tax exemption for the next three years as discussed above.

In addition, Changshu Huaye, being a FIE, are entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Reportable Operating Segments

We have two reportable operating segments which are organized by our manufacturing facilities - Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled started operation in fiscal year 2007 and currently manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled is currently constructing a HDG Steel production line which will become operative in approximately February 2008. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 11, “Segment Information” to the consolidated financial statements included elsewhere in this annual report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

All amounts, other than percentages, in thousand of U.S. dollars

	2007		2006		2005
Revenue:	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue from unrelated parties	$147,467	48.6%	$45,942	24.10%	$6,880	4.16%
Revenue from related parties	155,972	51.4%	144,652	75.90%	158,503	95.84%
Total	303,439	100%	190,594	100%	165,383	100%

Cost of Revenue
Cost of revenue	115,286	38.00%	57,220	30.02%	2,351	1.42%
Purchases from related parties	157,615	51.94%	117,436	61.62%	144,501	87.37%
	272,901	89.94%	174,656	91.64%	146,852	88.79%

Gross Profit	30,538	10.06%	15,938	8.36%	18,531	11.21%

Operating Expenses
Selling	2,320	0.76%	1,894	0.99%	788	0.48%
General and administrative	4,736	1.56%	1,255	0.66%	1,199	0.73%
Total Operating Expenses	7,056	2.33%	3,149	1.65%	1,987	1.20%

Income from Operations	23,482	7.74%	12,789	6.71%	16,544	10%

Other Income (Expense)
Interest income	566	0.19%	467	0.25%	134	0.08%
Other income	298	0.10%	186	0.10%	83	0.05%
Interest expense	(2,258)	(0.74)%	(924)	(0.48%)	(993)	(0.60)%
Other expense	(874)	(0.29)%	(155)	(0.08%)	(87)	(0.05)%
Total Other Expense	(2,268)	(0.75)%	(426)	(0.22%)	(863)	(0.52)%

Income Before Taxes and Minority Interest	21,214	6.99%	12,363	6.49%	15,681	9.48%
Provision for income taxes	(697)	(0.23)%	(859)	(0.45)%	-
Minority interest in loss of consolidated subsidiary	3	0.01%	24	0.01%	2	0%
Net Income	$20,520	6.76%	11,528	6.05%	15,683	9.48%

The following table set forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2005, 2006 and 2007.

	Year Ended June 30,
	2007		2006		2005
		% of Total		% of Total		% of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
	(in thousands of U.S. dollar, except percentages)
Geographic Data:
China	$272,461	89.79%	$182,796	95.91%	$165,359	99.99%
Hong Kong	24,968	8.23%	7,423	3.89%	-	-
Other Countries	6,010	1.98%	375	0.20%	24	0.01%

Total revenue	303,439	100%	$190,594	100%	165,383	100%

Segment Data:
Changshu Huaye	257,531	84.87%	190,594	100%	$165,383	100%
Jiangsu Cold-Rolled	45,908	15.13%	-	-	-	-

Total revenue	303,439	100%	$190,594	100%	$165,383	100%

Comparison of Years ended June 30, 2007 and June 30, 2006.

Revenue. Our revenue increased $112.84 million, or 59.21% to $303.44 million in fiscal year 2007 from $190.59 million in fiscal year 2006. This increase was mainly attributable to the increased market demand for our HDG Steel products and PPGI products, increase average selling price of our HDG Steel product, our increased marketing efforts and an expansion of our production capacity of AP Steel products and cold-rolled steel products.

On a geographic basis, revenue generated from outside of the China grew even faster than revenue generated in China, increasing from $7.80 million in fiscal year 2006 to $30.98 million in fiscal year 2007, a 297.25% growth. These increases reflect our improved penetration in international markets, with sales to 39 countries in fiscal year 2006 and approximately 69 countries in fiscal year 2007.

Each of our business segments experienced significant revenue growth in fiscal year 2007. Revenue contributed by Changshu Huaye increased to $257.53 million in fiscal year 2007 from $190.59 million in fiscal year 2006, an increase of $66.94 million, or 35%, mainly due to an approximately 16.74% increase in sales volume from fiscal year 2006 to fiscal year 2007 and an approximately $67.94/MT increase in the average selling price of Changshu Huaye’s HDG Steel products. The increase in the sales of HDG Steel products was attributable to the higher market demand in both PRC and overseas HDG Steel market.

After eliminating the inter-company sale, revenues contributed by Jiangsu Cold-Rolled were $45.91 million in fiscal year 2007. Revenue from the sales of our AP Steel and cold-rolled steel products to outside customers were approximately $41.04 million and $ 4.87 million in fiscal year 2007, respectively. Jiangsu Cold-Rolled had minimal revenue in fiscal year 2006 because Jiangsu Cold-Rolled’s AP Steel production line and cold-rolled steel production line did not start operation until October 2006 and January 2007, respectively. Since we have implemented the vertical integration strategy commencing January 2007, a large portion of Jiangsu Cold-Rolled’s products were used internally as raw materials for our subsidiary Changshu Huaye.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2007 increased $101.53 million, or 220.99% to $147.47 million from $45.94 million in fiscal year 2006. Such increase was mainly due to our increased efforts on direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to our Company, which resulted in the increase of our direct sales to unrelated parties in fiscal year 2007. We expect our sales to unrelated parties as compared with sales to related parties will continue to increase in the next few quarters.

Cost of Revenue. Our cost of revenue increased $98.24 million, or 56.25% to $272.90 million in fiscal year 2007 from $174.66 million in fiscal year 2006. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 89.94% in fiscal year 2007 from 91.63% in fiscal year 2006. Such percentage decrease was mainly attributable to our vertical integration. In fiscal year 2007, our AP Steel production line and cold-rolled steel production line went into production. We used a large portion of the AP Steel and cold-rolled steel production produced by Jiangsu Cold-Rolled for Changshu Huaye’s production of HDG Steel and PPGI products, which decreased our cost of revenue. In addition, the large sales volume in fiscal year 2007 allowed us to achieve economies of scale, which also contributed to the decrease of cost of revenue.

Gross Profit. Our gross profit increased $14.60 million to $30.54 million in fiscal year 2007 from $15.94 million in fiscal year 2006. Gross profit as a percentage of revenue (gross margin) was 10.06% in fiscal year 2007, as compared to 8.36% in fiscal year 2006. Such gross margin increase was mainly due to the above-mentioned vertical integration and a products category shift from relatively lower-end products to higher-end higher value-added products. In addition, our sales of PPGI products accounted for approximately 31.94% of the total revenue in fiscal year 2007, as compared to 23.41% in fiscal year 2006. Because our PPGI products generally have a higher gross margin than our HDG Steel products, the increased percentage of our PPGI products also contributed to the increase of our gross profits in fiscal year 2007.

Gross margins for Changshu Huaye increased to 10.06% in fiscal year 2007 from 8.36% in fiscal year 2006, which was primarily attributable to the reasons stated above.

Gross margins for Jiangsu Cold-Rolled were low in fiscal year 2007 due to limited production volume for these two products. This prevented us from achieving economies of scale. Since the AP Steel production line and the cold-rolled steel production line were put into business operation on October 2006 and on January 2007 respectively, the production volumes have increased significantly. As the production volumes of these two products increase going forward, we expect that the gross margin will improve.

Total Operating Expenses. Our total operating expenses increased $3.91 million to $7.05 million in fiscal year 2007 from $3.15 million in fiscal year 2006. As a percentage of revenue, our total operating expenses increased to 2.33% in fiscal year 2007 from 1.65% in fiscal year 2006.

General and Administrative Expenses. Our general and administrative expenses increased $3.48 million to $4.74 million in fiscal year 2007 from $1.25 million in fiscal year 2006. As a percentage of revenue, general and administrative expenses increased to 1.56% in fiscal year 2007 from 0.66% in fiscal year 2006. The percentage increase was mainly attributable to the preliminary expenses incurred by our subsidiary Jiangsu Cold-Rolled, the costs incurred in connection with the reverse acquisition closed in February 2007 and the expenses for being a U.S. public company.

Selling Expenses. Our selling expenses increased $0.43 million to $2.32 million in fiscal year 2007 from $1.89 million in fiscal year 2006. As a percentage of revenue, our selling expenses decreased to 0.76% in fiscal year 2007 from 0.99% in fiscal year 2006. Such decrease was mainly due to the more efficient control of selling expenses.

Interest Income. Our interest income increased $0.10 million to $0.57 million in fiscal year 2007 from $0.47 million in fiscal year 2006. The interest income was mainly generated by our restricted cash deposited in the bank. As of June 30, 2007, the amount of effective restricted cash deposited in the bank was more than that for the same period in 2006. Therefore, our interest income increased in fiscal year 2007 as compared with that in fiscal year 2006.

Provision for Income Taxes. We incurred income tax expense of $0.70 million and $0.86 million in fiscal years 2007 and 2006, respectively. All those tax expenses resulted from the operations of our subsidiary Changshu Huaye. As discussed above, Changshu Huaye is entitled to a special tax concession for qualifying domestic capital expenditures. Changshu Huaye received a tax refund of $1.89 million in fiscal year 2007 resulting from its purchase of qualifying domestic equipments.

Net Income Net income, without including the foreign currency translation adjustment, increased $8.99 million, or 77.97%, to $20.52 million in fiscal year 2007 from $11.53 million in fiscal year 2006, as a result of the factors described above.

Comparison of Years Ended June 30, 2006 and June 30, 2005

Revenue. Revenue increased $25.2 million, or 15.2% to $190.6 million in fiscal year 2006 from $165.4 million in fiscal year 2005. This increase was mainly attributable to the increased market demands for our HDG Steel and PPGI products and the increase in export sales. Due to the high market demand, our HDG Steel production line operated in excess of its designed manufacturing capacity in fiscal year 2006. Although the market prices declined in fiscal year 2006, the increase of our total sales volume more than offset the decrease of market prices.  Since Jiangsu Cold-Rolled did not have business operations in fiscal years 2005 and 2006, all our revenue during these periods were solely contributed by Changshu Huaye.

Cost of Revenue. Our cost of revenue increased $27.8 million to $174.7 million in fiscal year 2006 from $146.9 million in fiscal year 2005. As a percentage of revenue, the cost of revenue increased to 91.6% in fiscal year 2006 from 88.8% in fiscal year 2005. The decrease of gross margin was mainly due to a change in our pricing policy as discussed above. In fiscal year 2005, most of our product prices were determined at the time of the delivery of products, that is, our product prices were based on the then current raw material price rather than our actual raw material purchase prices. Such pricing policy allows us to make a profit when price of raw materials is in an increasing trend, but subjects us to loss when the price of raw materials is in a decreasing trend. The price of our raw materials increased throughout fiscal year 2005; as a result, we made an unusual additional profit from such upward raw material price change in fiscal year 2005. In order to mitigate the risk of raw material price fluctuation, in fiscal year 2006, a greater percentage of our product prices were determined at the time when the order was placed, that is, our product prices were based on the actual raw material purchase price.

Gross Profit. Our gross profit decreased $2.6 million, or 14% to $15.9 million in fiscal year 2006 from $18.5 million in fiscal year 2005. Gross margin was 8.4% in fiscal year 2006, as compared to 11.2% in fiscal year 2005. Such decrease was due to the reasons described above.

Total Operating Expenses. Our total operating expenses increased $1.16 million to $3.15 million in fiscal year 2006 from $1.99 million in fiscal year 2005. As a percentage of revenue, our total operating expenses increased to 0.17% in fiscal year 2006 from 0.12% in fiscal year 2005.

General and Administrative Expenses. Our general and administrative expenses increased $0.1 million, or 4.6%, to $1.3 million in fiscal year 2006 from $1.2 million in fiscal year 2005. As a percentage of revenue, the general and administrative expenses decreased to 0.66% in fiscal year 2006 from 0.73% in fiscal year 2005. This percentage decrease was primarily attributable to more efficient controls of our general and administrative expenses. As of June 30, 2006, Jiangsu Cold-Rolled had not contributed to the business operations, thus, all the general and administrative expenses incurred by Jiangsu Cold-Rolled in fiscal years 2005 and 2006 were preliminary expenses associated with its construction.

Selling Expenses. Our selling expenses increased $1.1 million, or 140% to $1.9 million in fiscal year 2006 from $0.79 million in fiscal year 2005. As a percentage of revenue, our selling expenses increased to 0.99% in fiscal year 2006 from 0.48% in fiscal year 2005. This increase was primarily attributable to the increase of transportation fees resulted from the increased sales to non-related parties.

Interest Income. Our interest income increased $0.33 million to $0.47 million in fiscal year 2006 from $0.13 million in fiscal year 2005. As a percentage of revenue, the interest income increased to 0.25% for fiscal year 2006 from 0.08% for fiscal year 2005. The interest income generated by the discount deposit increased resulting from the increase in bankers’ acceptance bills. The interest expenses decreased $0.07 million to $0.92 million in fiscal year 2006 from $0.99 million in fiscal year 2005. As a percentage of revenue, the interest expense decreased to 0.48% for fiscal year 2006 from 0.6% for fiscal year 2005. The decreased interest expense was mainly attributable to the fact that there was a smaller amount of long term debt incurred for the fiscal year 2006, compared to the long term debt in fiscal year 2005.

Provision for Income Taxes. We incurred income taxes of $0.86 million in fiscal year 2006, all of which resulted from the operations of our subsidiary, Changshu Huaye. Changshu Huaye was 100% exempt from EIT in fiscal year 2005 and the first half of fiscal year 2006. For the second half of fiscal year 2006, Changshu Huaye was granted a 50% tax exemption and was subject to a tax rate of 12%.

Net Income. Net income decreased $4.2 million, or 26.5%, to $11.5 million in fiscal year 2006 from $15.7 million in fiscal year 2005, as a result of the factors described above. Jiangsu Cold-Rolled incurred a net loss of $0.22 million and $0.06 million in fiscal years 2006 and 2005, respectively. The net loss was mainly due to the preliminary costs associated with its construction.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents (excluding restricted cash) of $8.83 million and restricted cash of $27.80 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this annual report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	For the Fiscal Year Ended June 30,
	2007	2006	2005
Net cash provided by (used in) operating activities	$(28,556)	$30,494	$10,291
Net cash used in investing activities	(3,567)	(28,439)	(23,238)
Net cash provided by financing activities	34,093	2,986	10,855
Net cash flow	$2,298	$4,976	$(2,090)

Operating Activities:

Net cash used in operating activities was $28.56 million in fiscal year 2007, a decrease of $59.05 million from the $30.49 million net cash provided by operating activities in fiscal year 2006. Such decrease of net cash provided by operating activities was primarily attributable to a $13.60 million increase of account receivable, a $20.75 million increase of advances to suppliers and a $9.08 million increase in inventory.

Net cash provided by operating activities was $30.5 million in fiscal year 2006, and the net cash provided by operating activities was $10.3 million in fiscal year 2005. The improvement by $20.2 million in operating activities was mainly attributable to the increased sales, more efficient control of advances from customers and related party payables and efficient inventory management. During fiscal year 2006, the accounts payable decreased by $5.4 million, which was more than offset by the increase in related party payables of $10.6 million. During this period, we requested more favorable terms on our advances from customers, which resulted in an increase in advances from customers of $7.1 million. In addition, we have strengthened our inventory management in the fiscal year 2006, which resulted in a decrease in inventories of $4.2 million and partially contributed to our net cash provided by operating activities in fiscal year 2006.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities in fiscal year 2007 was $3.57 million, which is a decrease of $24.87 million from net cash used in investing activities of $28.44 million in fiscal year 2006. Such decrease of net cash used in investing activities was mainly due to a $5.61 million decrease in the bank deposits used to pledge the issuance of bills payable in fiscal year 2007. We raised money to maintain our working capital through more short-term loans, less issuance of bill payables in fiscal year 2007, which resulted in a large amount of restricted cash being released. In fiscal year 2007, we spent $7.10 million on equipment and facilities and $0.20 million on land use rights, which was fully offset by the decrease in restricted cash of $5.61 million mentioned above. We spent $11.86 million on equipment and facilities in fiscal year 2006. The equipment and facilities purchased during these two periods were mainly used to build our two new production lines: the AP Steel production line and cold-rolled steel production line.

Net cash used in investing activities in fiscal year 2006 was $28.4 million, while the net cash used in investing activities in fiscal year 2005 was $23.2 million. The net cash in fiscal year 2006 was primarily used in the acquisition of property, plant and equipment, and restricted cash pledged as deposit for bankers’ acceptance bills. During the fiscal year 2006, $19.0 million was used in the purchase of equipment for Jiangsu Cold-Rolled and $9.6 million was used as deposit for bankers’ acceptance bills.

Financing Activities:

Net cash provided by financing activities in fiscal year 2007 totaled $34.09 million as compared to $2.99 million provided by financing activities in fiscal year 2006. The increase of cash provided by financing activities was mainly attributable to an increase of $136.56 million in issuance of notes payable to supply working capital and the proceeds of $33.13 million from issuance of Series B Preferred Stock in fiscal year 2007, which includes approximately $10.57 million in net proceeds received in connection with a private placement transaction closed in February 2007 where we raised $12 million in gross proceeds. Such increase of cash provided by financing activities was partially offset by a $112.00 million increase in payment on notes payable. In addition, we paid $21.04 million to acquire the 100% equity of our subsidiaries Changshu Huaye and Jiangsu Cold-Rolled in the first fiscal quarter of 2007.

Net cash provided by financing activities in fiscal year 2006 totaled $3 million, while the net cash provided by financing activities in fiscal year 2005 was $10.9 million. The net cash in fiscal year 2006 was provided by an increase in net notes payable of $7.2 million and this was offset by the payment on long-term debt of $6.2 million.

We believe we currently maintain a good business relationship with many banks. As of June 30, 2007, the maturities for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts*	Starting Date	Maturity Date
Changshu Rural Commercial Bank	$0.38	March 29, 2007	Sept 19, 2007
Changshu Rural Commercial Bank	0.59	April 26, 2007	July 26, 2007
Changshu Rural Commercial Bank	2.15	May 24, 2007	August 24, 2007
Changshu Rural Commercial Bank	1.31	May 9, 2007	August 9, 2007
Changshu Rural Commercial Bank	1.26	June 11, 2007	Sept. 11, 2007
Changshu Rural Commercial Bank	1.57	March 25, 07	Sept. 24, 2007
Changshu Rural Commercial Bank	2.23	April 16, 2007	October 15, 2007
Changshu Rural Commercial Bank	1.44	April 16, 2007	October 15, 2007
China Industry and Commerce Bank Changshu Branch	2.62	May 15, 2007	August 15, 2007
China Industry and Commerce Bank Changshu Branch	1.11	May 9, 2007	August 9, 2007
China Industry and Commerce Bank Changshu Branch	1.31	March 16, 2007	March 14, 2008
China Industry and Commerce Bank Changshu Branch	2.62	April 2, 2007	April 1, 2008
China Industry and Commerce Bank Changshu Branch	1.31	May 17, 2007	May 16, 2008
China Industry and Commerce Bank Changshu Branch	1.31	May 18, 2007	May 17, 2008
Ever Growing Bank Nanjing Branch	6.56	May 9, 2007	Nov. 9, 2007
Ever Growing Bank Nanjing Branch	3.93	April 26, 2007	October 26, 2007
Ever Growing Bank Nanjing Branch	2.62	April 29, 2007	October 29, 2007
China Construction Bank Changshu Branch	6.75	January 17, 2007	July 17, 2007
Bank of Jiangsu Nantong Branch	2.62	January 29, 2007	July 28, 2007
China Citic Bank Wuxi Branch	2.62	August 3, 2007	August 3, 2008
China Citic Bank Changshu Branch	1.40	May 10, 2007	August 10, 2007
Bank of China Changshu Branch	0.59	June 11, 2007	Sept. 11, 2007
Bank of China Changshu Branch	2.62	March 12, 2007	March 11, 2008
Total	$50.95
* Calculated on the basis that $1 = RMB 7.6248

On February 1, 2007, through a private placement, we raised $12 million in gross proceeds, which left us with approximately $10.57 million in net proceeds after the deduction of offering expenses of approximately $1.43 million. We used the proceeds to build new production lines and purchase new equipment for the expansion of our production capacity. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

Our material capital expenditure requirements for fiscal year 2008 are approximately $30 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $30 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. We repaid three bank loans in the total amount of $5.97 million in July 2007 and borrowed new loans in the total amount of $ 31.48 million after August 2007. In the coming 12 months, we have approximately $50.95 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital after receiving the aggregate proceeds of Sutor Group’s capital raising activities, the credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contracts

We had no outstanding contractual obligations as of June 30, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Functional Currency and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is RMB; however, the accompanying consolidated financial statements have been expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

•
Principles of Consolidation - The operations of Changshu Huaye and Jiangsu Cold-Rolled have been included in the consolidated financial statements for all periods presented. The accounts and transactions of Sutor Steel Technology Co., Ltd. have been included from its formation on August 15, 2006. The accounts and transactions of Sutor Technology Group Limited have been included from February 1, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

•
Restricted Cash–The Company has entered into agreements to pay suppliers, which require the Company to maintain cash balances as security for notes payable to the suppliers. These secured cash balances are presented in the consolidated balance sheets as restricted cash.

•
Advances to Suppliers and from Customers– The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $32,791,928 and $10,940,577 at June 30, 2007 and 2006, respectively. The Company also had advances from its customers in the amount of $8,414,629 and $7,534,159 at June 30, 2007 and 2006, respectively.

•
Basic and Diluted Earnings per Common Share– The computation of basic earnings per common share is based on income divided by the weighted-average number of common shares outstanding after giving effect of using the if-converted method for qualified participating securities during each period presented where the qualified participating securities are dilutive. Diluted earnings per common share are calculated by dividing income assuming dilution by the weighted-average number of common shares and potential dilutive shares of common stock issuable upon conversion of non-participating shares. The Company does not have any non-participating potentially dilutive securities. The calculations of basic and diluted income per share were as follows:

	For the Years Ended June 30,
	2007	2006	2005
Net income	$20,520,391	$11,528,200	$15,683,353
Weighted-average common shares outstanding	4,181,750	-	-
Effect of participating convertible Series A and Series B preferred stock	30,418,273	29,373,303	18,310,093
Weighted-average basic and dilutive common shares Outstanding	34,600,023	29,373,303	18,310,093

Basic and Diluted Earnings per Common Share	$0.59	$0.39	$0.86

•	Accumulated Other Comprehensive Income– Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by approximately 0.2% and loans with a term of six to 12 months by approximately 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2007 would decrease net income before income taxes by approximately $66,000 for the three months ended June 30, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenue and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenue and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenue, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of Revenue, if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of June 30, 2007, 2006 and 2005 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Liuhua Guo and Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Guo and Jiang concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Lifang Chen	34	Chairman of the board of directors

Liuhua Guo	37	Chief Executive Officer and President

Yongfei Jiang	28	Chief Financial Officer, Treasurer and Secretary

Xun Zhang	35	Chief Technology Officer

Lifang Chen. Ms. Chen became our Chairman on February 1, 2007. She has been the Chairman of our subsidiary Sutor BVI since August 2006. Since June 2001, Ms. Chen has also served as the Vice President of Shanghai Huaye. From September 1993 to May 2001, Ms. Chen served as the director of the civil administrative bureau of Xiaoshan District, Hangzhou city. She has extensive experience in enterprise management and received a doctorate degree in Business Management from Century University of America in 2004.

Liuhua Guo. Mr. Guo was appointed as our Chief Executive Officer on June 18, 2007. Prior to his appointment as the successor to Mr. Ni, our former Chief Executive officer, Mr. Guo had served as our Chief Technology Officer since February 1, 2007 and the Chief Technology Officer of Changshu Huaye since 2002, where he was responsible for the management of production and supervision of the construction of the production lines in Changshu Huaye. From 1998 to 2002, Mr. Guo worked as the deputy CTO at Bao Steel Huangshi Galvanized Steel Strip Co., Ltd. where he was responsible for construction of production lines and technology development. Mr. Guo has worked as technical engineer of galvanized steel strip manufacturing companies since 1995. Mr. Guo published several articles in major academic periodicals in coating industry. He has a bachelor’s degree in engineering from Wuhan University of Science and Technology.

Yongfei Jiang. Mr. Jiang became our Chief Financial Officer, Treasurer and Secretary on February 1, 2007, and has been the Chief Financial Officer of Changshu Huaye since 2005. From 2002 to 2005, Mr. Jiang served as the finance manager of Guangzhou Huaye Trading Co., Ltd., a subsidiary of Shanghai Huaye, where he was responsible for the financial and capital management. From 1999 to 2002, Mr. Jiang worked as the finance manager at Zhejiang Guotai Seal Material Co. Ltd., an equipment manufacturer. Mr. Jiang has 8 years of experience in corporate accounting and finance. He has a MBA from Hong Kong Industrial and Commercial College.

Xun Zhang. Mr. Zhang became our Chief Technology Officer on June 18, 2007. Prior to his appointment as our Chief Technology Officer, Mr. Zhang had worked as our Chief Project Engineer since April 2005. He was responsible for the bidding, design examination, assembling and testing of the acid pickling, acid regeneration and cold-rolled steel production lines of our subsidiary Jiangsu Cold-Rolled. He was also responsible for the drafting of technical procedure of various production lines and staff training. From 1995 to 2005, he worked as the Deputy Chief Engineer at the project department of Baoshan Iron & Steel Co., Ltd. Mr. Zhang has a bachelor’s degree in engineering from Huanzhong University of Science and Technology.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of one person, Lifang Chen. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We intend to increase the size of our board of directors in fiscal year 2008.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

Our sole director, Ms. Chen is not an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in this annual report, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in 2007 fiscal year except for the late Form 3 report filed by Mr. Guoxiang Ni on February 13, 2007 to report his appointment as our Chief Executive Officer and President on February 1, 2007.

Code of Ethics

On January 31, 2007, our board of directors adopted a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code replaces our prior code of ethics that applied only to our principal executive officer, principal financial officer, principal accounting officer or controller and any person who performed similar functions, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  A copy of the Code of Ethics has been filed as Exhibit 14 to our current report on Form 8-K, filed on February 2, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Background and Compensation Philosophy

Our compensation philosophy and objectives are simple and straightforward: our goal is to compensate our executives fairly for the services they provide. In fiscal year 2007, we accomplished our goal by providing a base salary to our named executive officers. As disclosed below, each of the currently named executive officers entered into an employment agreement with our subsidiary Sutor BVI, and their employment agreements govern the amount of base salary the executives are paid.

In fiscal year 2007, we had six named executive officers, Liuhua Guo, our Chief Executive Officer and President; Yongfei Jiang, our Chief Financial Officer; Guoxiang Ni, our former Chief Executive Officer who resigned on June 17, 2007; Timothy P. Halter our former President, Chief Executive Officer, and Chief Financial Officer who resigned on February 1, 2007; Thomas G. Kimble, our former President, Chief Executive Officer and Chief Financial Officer who resigned on November 3, 2006; Heather Hamby our former President, Chief Executive Officer and Chief Financial Officer who resigned on October 26, 2006. Since February 1, 2007, Ms. Lifang Chen has been our sole director and a majority stockholder. Ms. Chen approved the 2007 fiscal year compensation of our named executive officers, Mr. Liuhua Guo, Mr. Guoxiang Ni and Mr. Yongfei Jiang, in her capacity as our sole director.

As the membership of our board of directors increases, our board of directors may form a compensation committee charged with the oversight of our executive compensation plans, policies and programs and the authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers.

Elements of Compensation

Base Salary. In fiscal year 2007, we provided our executive officers with a base salary to compensate them for services rendered during the year. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience. Our named executive officers are employees-at-will and received an annual salary as provided in their employment agreements, which are reflected in the Summary Compensation Table below.

Discretionary Bonus. In fiscal year 2007, we did not provide bonus compensation to our executive officers; however, the executives are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. If our board of directors determines to do so in the future, bonuses may be paid on an ad hoc basis to recognize superior performance. If our board of directors decides to provide bonus compensation as a regular part of our executive compensation package, our compensation committee or our board of directors if we do not yet have a compensation committee, will establish performance goals for each of the executive officers and maximum bonuses that may be earned upon attainment of such performance goals.

Stock-Based Awards and Long-Term Incentive. We presently do not have any equity based or other long-term incentive programs, and we did not grant stock based or long-term incentive awards as a component of compensation in fiscal year 2007. In the future, we may adopt and establish an equity-based or other long-term incentive plan if our compensation committee or our board of directors if we do not yet have a compensation committee, determines that it is in the best interest of the company and our stockholders to do so.

Post-Employment Compensation. Currently, we do not provide any employees, including our named executive officers, post-employment compensation, including company sponsored retirement benefits, deferred compensation, severance, termination or change of control arrangements (other than a state pension scheme in which all of our employees in China participate).

Perquisites. Historically, we have provided our named executive officers with minimal perquisites and other personal benefits that we believe are reasonable. For fiscal year 2007, the aggregate amount of the perquisites and other personal benefits provided to any named executive officer did not exceed $10,000. We do not view perquisites as a significant element of compensation, but we do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete. We believe that these additional benefits assist our named executive officers in performing their duties and provide time efficiencies for them. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our compensation committee or our board of directors if we do not yet have a compensation committee.

Summary Compensation Table – 2007

The following table sets forth information concerning all compensation awarded to, earned by or paid to each person serving as a principal executive officer or a principal financial officer for services rendered in all capacities during fiscal year 2007. No other executive officers received compensation in excess of $100,000 for fiscal year 2007.

	Annual Compensation
Name And Principal Position	Salary ($)	Total ($)

Heather Hamby, Former President, CEO and CFO (1)	-	-

Thomas Kimble, Former President, CEO, CFO (2)	-	-

Timothy P. Halter, Former President, CEO and director (3)	-	-

Guoxiang Ni Former President and CEO (4)	$87,048	$87,048

Liuhua Guo President and CEO (5)	$70,424	$70,424

Yongfei Jiang CFO, Treasurer and Secretary(6)	$62,885	$62,885

* Calculated on the basis that $1 = RMB 8.0.

(1)	Heather Hamby resigned from all offices she held with our company on October 26, 2006. Ms. Hamby did not receive any compensation for her services because we were not operating at that time.

(2)	Thomas G. Kimble resigned from all offices he held with our Company on November 3, 2006. Mr. Kimble did not receive any compensation for his services because we were not operating at that time.

(3)	Timothy P. Halter resigned from all offices he held with our Company on February 1, 2007. Mr. Halter did not receive any compensation for his services because we were not operating at that time.

(4)
On February 1, 2007, we acquired Sutor BVI in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Ni became our Chief Executive Officer. Prior to the effective date of the reverse acquisition, Mr. Ni served as the CEO of Changshu Huaye and Jiangsu Cold-Rolled. The annual compensation shown in this table includes the amount Mr. Ni received from Changshu Huaye and Jiangsu Cold-Rolled prior to the consummation of the reverse acquisition.

(5)
On June 18, 2007, Mr. Ni resigned as our CEO and Mr. Liuhua Guo was appointed as our new CEO. Prior to his appointment as our CEO, Mr. Guo served as our CTO since February 1, 2007 and has served as the CTO of Changshu Huaye since 2002. The annual compensation shown in this table includes the amount Mr. Guo received from Sutor Group, Sutor BVI, and Changshu Huaye prior to his appointment as our CEO on June 18, 2007.

(6)
On February 1, 2007, Mr. Yongfei Jiang became our Chief Financial Officer, Treasurer and Secretary and has been the CFO of Changshu Huaye since 2005. The annual compensation shown in this table includes the amount Mr. Jiang received from Changshu Huaye prior to his appointment as our CFO on February 1, 2007.

Employment Agreements

Our subsidiary Sutor BVI has employment agreements with the following three executive officers:

Liuhua Guo –our CEO’s employment agreement became effective as of June 18, 2007. Mr. Guo is an employee-at-will and is receiving an annual salary of $100,000 under the agreement.

Yongfei Jiang - our CFO’s employment agreement became effective as of December 26, 2006. Mr. Jiang is an employee-at-will and is receiving an annual salary at the range of $30,000 to $60,000 under the agreement.

Guoxiang Ni, our former CEO’s employment agreement became effective as of December 26, 2006 and was terminated on June 18, 2007. Mr. Ni was an employee-at-will and received an annual salary at the range of $100,000 to $200,000 under the agreement.

The executive officers are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. The employment agreements do not provide payments relating to severance or following a change in control. The executives are subject to the customary non-competition and confidentiality covenants.

Director Compensation

During the 2007 fiscal year, we did not pay our directors any compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We do reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Exchange Act may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Exchange Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of September 28, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class [2]
Common Stock	Lifang Chen	Chairman	32,338,050	[3]	85.2%
Common Stock	Liuhua Guo	CEO & President	0		*
Common Stock	Yongfei Jiang	CFO, Treasurer and Secretary	0		*
Common Stock	Xun Zhang	CTO	0		*
All Officers and Directors as a group (4 persons named above)			32,338,050		85.2%
Common Stock	Feng Gao	5% Security Holder	32,338,050	[4]	85.2%
Common Stock	Total Shares Owned by Persons Named above		32,338,050		85.2%
* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2 A total of 37,955,602 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 28, 2007. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3 Includes 19,079,450 shares of common stock owned by Feng Gao, Ms. Chen’s husband.

4 Includes 13,258,600 shares of common stock owned by Lifang Chen, Mr. Gao’s wife and our Chairman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•
On February 1, 2007, we consummated the transactions contemplated by a share exchange agreement with the owners of the issued and outstanding capital stock of Sutor Steel Technology Co., Ltd., including Lifang Chen, our Chairman. Pursuant to the share exchange agreement, we acquired 100% of the outstanding capital stock of Sutor Steel Technology Co., Ltd. in exchange for 323,380.52 shares of our Series B Preferred Stock, which have subsequently been converted into 32,338,052 shares of our common stock. As a result of this transaction, Ms. Chen became the beneficial owner of approximately 85.2% of our outstanding capital stock.

•
The Company sells it products to and buys raw materials from Shanghai Huaye and its affiliates that are owned by Ms. Lifang Chen, our Chairman and an 85.2% beneficiary owner. Our Chinese subsidiaries conduct significant transactions with Shanghai Huaye and its affiliates, including 20 companies. As of June 30, 2007 and June 30, 2006, the net amounts due to these related parties were $0 and $12,522,684, respectively.

•
The Company also has a note payable to Shanghai Huaye in the amount of $2.33 million. The note payable was due in August 2007 and we have paid off the note as of the date of this annual report. The amounts charged for products to the Company by such related party are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt.

•	Some of the Company's notes payables are guaranteed by Shanghai Huaye and its affiliates. Please see Note 6 to the Company’s financial statements included elsewhere in this annual report.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors and gain independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Hansen Barnett & Maxwell, P.C. for professional services rendered for the fiscal years ended June 30, 2007 and 2006:

(in thousands of U.S. dollars)

	2007	2006

Audit fees(1)	$204.40	$196.97
Audit-related fees(2)	12.09	7.54
Tax fees	-	-
All other fees	-	-
Total	216.49	204.51

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Hansen Barnett & Maxwell, P.C. for our consolidated financial statements as of and for the year ended June 30, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

1)	Financial Statement are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F – 2

•	Consolidated Balance Sheets	F – 3

•	Consolidated Statement of Operations	F – 4

•	Consolidated Statement of Stockholders’ Equity	F – 5

•	Consolidated Statement of Cash Flows	F – 6

•	Notes to Consolidated Statements	F – 7

2)	Exhibits

3)
Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

Exhibits (including those incorporated by reference).

Exhibit No.	Description

2.1
Share Exchange Agreement, dated September 3, 2006, among BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 8, 2006]

2.2
Amendment No. 1 to Share Exchange Agreement, dated February 1, 2007, among the registrant, Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10Q-SB filed on November 3, 2006, in commission file number 333-83351]

3.2
Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed on July 21, 1999, in commission file number 333-83351].

4.1	Certificate of Designation of Series B Voting Convertible Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 2, 2007]

4.2	Form of Registration Rights Agreement, dated February 1, 2007. [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.1
Assignment Agreement, dated November 7, 2006, by and among the registrant, BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 8, 2006]

10.2	Form of the Securities Purchase Agreement, dated February 1, 2007. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.3
Make Good Escrow Agreement, dated February 1, 2007, by and among the registrant, Roth Capital Partners, LLC, Ms. Lifang Chen and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.4
Closing Escrow Agreement, dated January 25, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.5
Equity Transfer Agreement, dated August 18, 2006, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Changshu Huaye Steel Strip Co., Ltd. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.6
Equity Transfer Agreement, dated August 18, 2006, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Jiangsu Cold-Rolled Technology Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.7
Procurement Cooperation Frame Agreement, dated December 7, 2006, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.8
Sales Cooperation Frame Agreement, dated December 7, 2006, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.9
Notification Concerning Licensing the Brand Name of “Huaye” to Changshu Huaye Steel Strip Co., Ltd., dated August 15, 2005, from Shanghai Huaye Iron & Steel Group Co., Ltd. to Changshu Huaye Steel Strip Co., Ltd. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.10
Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Guoxiang Ni. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.11
Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Yongfei Jiang. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.12
Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.13
Consulting Agreement, dated November 1, 2006, by and among Heritage Management Consultants, Inc., Sutor Steel Technology Co., Ltd. and HFG International, Limited. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.14
Financial Advisory Agreement, dated July 3, 2006, by and among HFG International, Limited, Changshu Huaye Steel Strip Co., Ltd and Jiangsu Cold-Rolled Technology Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.15
Consulting Agreement, dated January 8, 2007, by and between the registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.16
Consulting Agreement, dated January 8, 2007, by and between the registrant and Ye Zong. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.17
Consulting Agreement, dated January 8, 2007, by and between the registrant and Jingshi Cai. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.18	Form of Sales Agent Cooperation Agreement.**

10.19	Sales Agent Agreement for “Huaye” PPGI, dated June 12, 2006, between Changshu Huaye Steel Strip Co. Ltd. and Zhengzhou Tianfeng Iron & Steel Trade Company Limited.**

10.20	Sales Agent Agreement for “Huaye” PPGI, dated December 29, 2006, between Changshu Huaye Steel Strip Co. Ltd. and Zhang Jia Gang Rui Yu International Trade Company Limited.**

10.21
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

10.22
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Xun Zhang. [Incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 2, 2007]

24	Power of Attorney (included on the signature page of this registration statement).

** Represents management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Liuhua Guo
Liuhua Guo
Chief Executive Officer

Date: September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Liuhua Guo as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Liuhua Guo	President and Chief Executive Officer	September 28, 2007
Liuhua Guo	(Principal Executive Officer)

/s/ Yongfei Jiang	Chief Financial Officer (Principal Financial	September 28, 2007
Yongfei Jiang	Officer and Principal Accounting Officer)

/s/ Lifang Chen	Chairman of the board	September 28, 2007
Lifang Chen

EXHIBITS

Exhibit No.	Description

2.1
Share Exchange Agreement, dated September 3, 2006, among BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 8, 2006]

2.2
Amendment No. 1 to Share Exchange Agreement, dated February 1, 2007, among the registrant, Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10Q-SB filed on November 3, 2006, in commission file number 333-83351]

3.2
Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed on July 21, 1999, in commission file number 333-83351].

4.1	Certificate of Designation of Series B Voting Convertible Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 2, 2007]

4.2	Form of Registration Rights Agreement, dated February 1, 2007. [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.1
Assignment Agreement, dated November 7, 2006, by and among the registrant, BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 8, 2006]

10.2	Form of the Securities Purchase Agreement, dated February 1, 2007. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.3
Make Good Escrow Agreement, dated February 1, 2007, by and among the registrant, Roth Capital Partners, LLC, Ms. Lifang Chen and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.4
Closing Escrow Agreement, dated January 25, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.5
Equity Transfer Agreement, dated August 18, 2006, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Changshu Huaye Steel Strip Co., Ltd. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 2, 2007]

1

10.6
Equity Transfer Agreement, dated August 18, 2006, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Jiangsu Cold-Rolled Technology Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.7
Procurement Cooperation Frame Agreement, dated December 7, 2006, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.8
Sales Cooperation Frame Agreement, dated December 7, 2006, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.9
Notification Concerning Licensing the Brand Name of “Huaye” to Changshu Huaye Steel Strip Co., Ltd., dated August 15, 2005, from Shanghai Huaye Iron & Steel Group Co., Ltd. to Changshu Huaye Steel Strip Co., Ltd. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.10
Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Guoxiang Ni. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.11
Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Yongfei Jiang. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.12
Employment Agreement, dated December 26, 2006, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.13
Consulting Agreement, dated November 1, 2006, by and among Heritage Management Consultants, Inc., Sutor Steel Technology Co., Ltd. and HFG International, Limited. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.14
Financial Advisory Agreement, dated July 3, 2006, by and among HFG International, Limited, Changshu Huaye Steel Strip Co., Ltd and Jiangsu Cold-Rolled Technology Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.15
Consulting Agreement, dated January 8, 2007, by and between the registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.16
Consulting Agreement, dated January 8, 2007, by and between the registrant and Ye Zong. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

2

10.17
Consulting Agreement, dated January 8, 2007, by and between the registrant and Jingshi Cai. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.18	Form of Sales Agent Cooperation Agreement.**

10.19	Sales Agent Agreement for “Huaye” PPGI, dated June 12, 2006, between Changshu Huaye Steel Strip Co. Ltd. and Zhengzhou Tianfeng Iron & Steel Trade Company Limited.**

10.20	Sales Agent Agreement for “Huaye” PPGI, dated December 29, 2006, between Changshu Huaye Steel Strip Co. Ltd. and Zhang Jia Gang Rui Yu International Trade Company Limited.**

10.21
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

10.22
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Xun Zhang. [Incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 2, 2007]

24	Power of Attorney (included on the signature page of this registration statement).

** Represents management contract or compensatory plan or arrangement

3

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

H ANSEN, B ARNETT & M AXWELL, P.C.
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Sutor Technology Group Limited

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the effects of revising the disclosure and presentation of earnings per share.

        HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 24, 2007

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$8,832,942	$6,534,493
Restricted cash	27,799,475	31,957,754
Trade accounts receivable, net of allowance for doubtful accounts of $2,947 and $1,327, respectively	14,768,954	769,619
Other receivables	44,226	1,499
Advances to suppliers, net of allowance for doubtful accounts of $499,842 and $0, respectively	32,791,928	10,940,577
Inventory	22,703,304	12,746,384
Notes receivable	203,546	70,243
Total Current Assets	107,144,375	63,020,569
Property and Equipment, net of accumulated depreciation	47,571,353	39,237,346
Intangible Assets, net of accumulated amortization	2,988,589	2,706,372

TOTAL ASSETS	$157,704,317	$104,964,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,916,596	$3,343,030
Advances from customers	8,414,629	7,534,159
Other payables and accrued expenses	2,707,473	1,793,726
Notes payable	50,954,916	27,013,928
Notes payable - related party	2,325,802	-
Related party payables	-	12,522,684
Total Current Liabilities	68,319,416	52,207,527
Minority Interest in Net Assets of Subsidiary	32,812	35,405
Stockholders' Equity
Series A voting convertible preferred stock - $0.001 par value; 185,000 shares authorized; no shares outstanding	-	-
Series B voting convertible preferred stock - $0.001 par value; 500,000 shares authorized; no shares outstanding and 304,182.73 shares outstanding at June 30, 2006	-	24,586,097
Undesignated preferred stock - $0.001 par value; 315,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; outstanding: 37,955,602 and no shares at June 30, 2007 and June 30, 2006	37,955	-
Additional paid-in capital	37,170,164	-
Statutory reserves	7,748,269	5,664,889
Retained earnings	39,475,731	21,038,719
Accumulated other comprehensive income	4,919,970	1,431,650
Total Stockholders' Equity	89,352,089	52,721,355

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$157,704,317	$104,964,287

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2007	2006	2005

Revenue:
Revenue	$147,466,726	$45,941,894	$6,879,559
Revenue from related parties	155,972,011	144,652,445	158,502,970
	303,438,737	190,594,339	165,382,529

Cost of Revenue
Cost of revenue	115,285,842	57,220,341	2,350,366
Purchases from related parties	157,615,325	117,436,244	144,500,776
	272,901,167	174,656,585	146,851,142

Gross Profit	30,537,570	15,937,754	18,531,387

Operating Expenses:
Selling expense	2,319,728	1,894,452	787,756
General and administrative expense	4,735,973	1,254,613	1,199,578
Total Operating Expenses	7,055,701	3,149,065	1,987,334
Income from Operations	23,481,869	12,788,689	16,544,053

Other Income (Expense):
Interest income	566,469	467,443	133,850
Other income	298,488	185,664	82,992
Interest expense	(2,258,425)	(923,673)	(993,192)
Other expense	(874,651)	(155,497)	(86,574)
Total Other Income (Expense)	(2,268,119)	(426,063)	(862,924)

Income Before Taxes and Minority Interest	21,213,750	12,362,626	15,681,129
Provision for income taxes	(696,754)	(858,940)	-
Minority interest in loss of consolidated subsidiary	3,395	24,514	2,224

Net Income	$20,520,391	$11,528,200	$15,683,353

Basic and Diluted Earnings per Common Share	$0.59	$0.39	$0.86

Net Income	$20,520,391	$11,528,200	$15,683,353
Foreign currency translation adjustment	3,488,320	1,440,146	3,458
Comprehensive Income	$24,008,711	$12,968,346	$15,686,811

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR STEEL TECHNOLOGY CO., LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2006 AND 2007

										Accumulated
	Series A Voting Convertible		Series B Voting Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Earnings	Income (Loss)	Equity
Balance, June 30, 2004	-	$-	174,788.04	$14,138,955	-	$-	$-	$-	$(507,945)	$(11,954)	$13,619,056
Issuance for cash, June	-	-	104,627.49	8,447,474	-	-	-	-	-	-	8,447,474
Net income for the year	-	-	-	-	-	-	-	3,163,598	12,519,755	-	15,683,353
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3,458	3,458

Balance, June 30, 2005	-	-	279,415.53	22,586,429	-	-	-	3,163,598	12,011,810	(8,496)	37,753,341
Issuance for cash, December	-	-	24,767.20	1,999,668	-	-	-	-	-	-	1,999,668
Net income for the year	-	-	-	-	-	-	-	2,501,291	9,026,909	-	11,528,200
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,440,146	1,440,146

Balance, June 30, 2006	-	-	304,182.73	24,586,097	-	-	-	5,664,889	21,038,719	1,431,650	52,721,355
Issuance for cash, July	-	-	18,578.48	1,500,000	-	-	-	-	-	-	1,500,000
Issuance for cash, November	-	-	619.29	21,059,950	-	-	-	-	-	-	21,059,950
Capital distributions	-	-	-	(21,036,767)	-	-	-	-	-	-	(21,036,767)
Issuance for cash, February	-	-	39,473.56	10,570,762	-	-	-	-	-	-	10,570,762
Issuance to acquire Bronze Marketing, Inc.	135,000	-	-	-	150,000	150	(150)	-	-	-	-
Issuance for services	20,122	528,077	-	-	-	-	-	-	-	-	528,077
Conversion of Series A Preferred Stock into common stock	(155,122)	(528,077)	-	-	1,520,196	1,520	526,557	-	-	-	-
Conversion of Series B Preferred Stock into common stock	-	-	(362,854.06)	(36,680,042)	36,285,406	36,285	36,643,757	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	2,083,380	18,437,011	-	20,520,391
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3,488,320	3,488,320

Balance, June 30, 2007	-	$-	-	$-	37,955,602	$37,955	$37,170,164	$7,748,269	$39,475,730	$4,919,970	$89,352,088

The accompanying notes are an integral part of the consolidated financial statements .

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$20,520,391	$11,528,200	$15,683,353
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,708,805	1,836,727	1,700,014
Minority interest in loss of consolidated subsidiary	(3,395)	(24,514)	(2,224)
Stock based compensation	528,077	-	-
Changes in current assets and liabilities:
Trade accounts receivable, net	(13,596,643)	(694,786)	(66,031)
Other receivables, net	(41,539)	62,895	(44,294)
Advances to suppliers	(20,747,998)	355,095	(10,426,388)
Inventories	(9,075,799)	4,236,357	(14,280,801)
Accounts payable	395,630	(5,429,417)	7,046,486
Advances from customers	490,208	7,140,491	315,919
Other payables and accrued expenses	802,466	856,622	443,324
Related party payables and loans	(10,536,690)	10,625,951	9,921,668
Net Cash (Used in) Provided by Operating Activities	(28,556,487)	30,493,621	10,291,026

Cash Flows from Investing Activities:
Changes in notes receivable	(126,402)	(69,593)	-
Purchase of property and equipment, net of value added tax refunds received	(8,850,305)	(18,963,778)	(3,370,366)
Purchase of land use rights	(198,301)	167,530	(1,104,531)
Net change in restricted cash	5,607,772	(9,573,358)	(18,763,509)
Net Cash Used in Investing Activities	(3,567,236)	(28,439,199)	(23,238,406)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	136,558,731	22,210,230	15,347,077
Payment on notes payable	(112,004,593)	(15,037,160)	(9,379,365)
Proceeds from issuance of Series B preferred stock	33,130,712	1,999,668	8,447,474
Capital distributions to shareholders	(21,036,767)	-	-
Proceeds from issuance of long-term debt	-	-	2,604,104
Payments on long-term debt	(2,554,598)	(6,187,169)	(6,224,267)
Cash contribution from minority shareholder in subsidiary	-	-	60,336
Net Cash Provided by Financing Activities	34,093,485	2,985,569	10,855,359

Effect of Exchange Rate Changes on Cash	328,687	(63,894)	1,602

Net Change in Cash	2,298,449	4,976,097	(2,090,419)
Cash and Cash Equivalents at Beginning of Period	6,534,493	1,558,396	3,648,815
Cash and Cash Equivalents at End of Period	$8,832,942	$6,534,493	$1,558,396

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,258,425	$923,673	$993,192
Cash paid during the period for taxes	$2,436,656	$156,991	$-

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 15, 2006, the Principal Shareholders formed Sutor Steel Technology Co., Ltd. (“Sutor Steel”) under the laws of the British Virgin Islands and agreed to purchase and were issued 50,000 shares of Sutor Steel’s common stock (before the recapitalization described below) for $50,000. However, by November 13, 2006, the Principal Shareholders had made capital contributions of cash in the amount of $21,059,950 instead of the $50,000 previously agreed upon. By November 13, 2006, Sutor Steel had received a business license from the government of the PRC permitting the acquisition of Changshu Huaye and Jiangsu Cold-Rolled, and on November 13, 2006, Sutor Steel acquired all of the outstanding ownership interest in Changshu Huaye and Jiangsu Cold-Rolled from Shanghai Huaye and Hong Kong Huaye in exchange for cash payments of $21,036,767.

The acquisition of Changshu Huaye and Jiangsu Cold-Rolled by Sutor Steel was the transfer of net assets in exchange for common stock between entities under common control and the assets and liabilities transferred remained at their historical carrying amounts at the date of transfer. The reorganization of Changshu Huaye and Jiangsu Cold-Rolled into Sutor Steel was accounted for as a recapitalization of Changshu Huaye and Jiangsu Cold-Rolled in a manner similar to a stock split and the accompanying consolidated financial statements have been restated to reflect the 50,000 shares of common stock issued to the Principal Shareholders as outstanding for all periods presented (before the recapitalization described below). The $21,059,950 received from the Principal Shareholders and the $21,036,767 cash payments made to Shanghai Huaye and Hong Kong Huaye were recognized as capital contributions and capital distributions, respectively, on the date they occurred.

On November 7, 2006, Bronze Marketing, Inc., a Nevada corporation, (“Bronze”) entered into an assignment agreement with BTHC III, Inc., an unrelated third-party, Sutor Steel and Sutor Steel’s shareholders (the Principal Shareholders), whereby Bronze assumed all rights and obligations of BTHC III, Inc. pursuant to a Share Exchange Agreement dated September 7, 2006. On February 1, 2007, the Share Exchange Agreement, as amended, (the “Exchange Agreement”) was consummated and Bronze acquired 100% of the equity interest of Sutor Steel from the Principal Shareholders in exchange for the issuance of 323,380.50 shares of Series B voting convertible preferred stock (the “Series B Preferred Stock”) and the Principal Shareholders received a majority of the voting equity interests of Bronze. The reorganization of Sutor Steel into Bronze under the Exchange Agreement was accounted for as the recapitalization of Sutor Steel at historical cost. The accompanying consolidated financial statements have been restated on a retroactive basis to reflect the 323,380.50 shares of Series B Preferred Stock issued to the Principal Shareholders as outstanding for all periods presented.

On January 31, 2007, a majority of the Bronze shareholders approved an amendment to the Bronze articles of incorporation to change its name to Sutor Technology Group Limited and to increase the authorized common stock from 100,000,000 shares to 500,000,000 shares. The amendment to the articles of incorporation became effective on March 6, 2007.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References herein to the “Company” or “Sutor Steel” refer both to Sutor Steel Technology Co., Ltd., a private company, and its subsidiaries for the periods prior to February 1, 2007, and to Sutor Technology Group Limited (formerly Bronze Marketing, Inc.), a public company, and its subsidiaries for the periods following February 1, 2007.  References to “Bronze” refer solely to the corporate entity for the periods prior to February 1, 2007.

Nature of Operations - The operations of Changshu Huaye are located in the PRC. Changshu Huaye manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). In addition, Changshu Huaye owns a 90% interest in a consolidated subsidiary, Changshu Dongbang Sewage Treatment Co., Ltd. which is also located in the PRC. As of June 30, 2007, approximately 89.79% of Changshu Huaye revenue is derived from sales within the PRC of steel products. A significant portion of the purchases and revenues of Changshu Huaye consist of transactions between Shanghai Huaye, which is owned by the Principal Stockholders, and its subsidiaries.

The operations of Jiangsu Cold-Rolled are also located in the PRC. Jiangsu Cold-Rolled operates several production lines that refine into products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. As of June 30, 2007 all of Jiangsu Cold-Rolled revenue is derived from sales of steel products within the PRC.

Restatement of Financial Statements
In June 2007, the Company restated its disclosure and presentation of basic earning per share as if the common stock, instead of preferred stock, was outstanding for all period presented, using the if-converted method for qualified participating securities as described in EITF 03-6, during each period presented when the qualified participating securities are dilutive. The effects of the restatements were as follows:

	As Previously	Effect of
	Reported	Restatement	As Restated

For the year ended June 30, 2006
Basic Earnings per Common Share	$-	$0.39	$0.39

For the year ended June 30, 2005
Basic Earnings per Common Share	$-	$0.86	$0.86

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation - The operations of Changshu Huaye and Jiangsu Cold-Rolled have been included in the accompanying consolidated financial statements for all periods presented. The accounts and transactions of Sutor Steel Technology Co., Ltd. have been included from its formation on August 15, 2006. The accounts and transactions of Sutor Technology Group Limited have been included from February 1, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash - The Company has entered into agreements to pay suppliers, which require the Company to maintain cash balances as security for notes payable to the suppliers. These secured cash balances are presented in the consolidated balance sheets as restricted cash.

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

Trade Accounts, Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. Other receivables consist of amounts advanced to suppliers, but subsequently not used, resulting in a receivable.

Inventory - Inventory is valued at the lower of cost or market, with cost computed on a first-in-first-out basis.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales, trade-ins, or retirements are recognized in income. Interest is capitalized on significant construction projects.

Intangible Assets - Acquisition costs of land use rights are capitalized and amortized using the straight-line method over their estimated useful lives.

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $32,791,928 and $10,940,577 at June 30, 2007 and 2006, respectively. The Company also had advances from its customers in the amount of $8,414,629 and $7,534,159 at June 30, 2007 and 2006, respectively.

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

As discussed in Note 7, the Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. These handling fees have been classified as selling expenses in the statement of operations.

Cost of Revenue - Cost of products sold includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs   - Shipping and handling costs are billed to customers and are recorded as revenue and the associated costs are included in cost of revenues.

Retirement Benefit Plans   - Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $315,821, $114,211 and $83,194 for the years ended June 30, 2007, 2006 and 2005, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings per Common Share   - The computation of basic earnings per common share is based on income divided by the weighted-average number of common shares outstanding after giving effect of using the if-converted method for qualified participating securities during each period presented where the qualified participating securities are dilutive. Diluted earnings per common share are calculated by dividing income assuming dilution by the weighted-average number of common shares and potential dilutive shares of common stock issuable upon conversion of non-participating shares. The Company does not have any non-participating potentially dilutive securities. The calculations of basic and diluted income per share were as follows:

	For the Years Ended June 30,
	2007	2006	2005

Net income	$20,520,391	$11,528,200	$15,683,353
Weighted-average common shares outstanding	4,181,750	-	-
Effect of participating convertible Series A and Series B preferred stock	30,418,273	29,373,303	18,310,093
Weighted-average basic and dilutive common shares Outstanding	34,600,023	29,373,303	18,310,093

Basic and Diluted Earnings per Common Share	$0.59	$0.39	$0.86

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning July 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 and requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of July 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In June 2006, the FASB issued Financial Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The impact of adoption of this interpretation on the Company’s consolidated financial statements, if any, has not yet been determined.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending June 30, 2008.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:
	June 30,
	2007	2006
Raw materials	$9,719,288	$9,374,924
Finished goods	12,984,016	3,371,460
Total Inventory	$22,703,304	$12,746,384

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The decrease of office and other equipment is due to the value-added tax refunded by the government. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. For more description regarding the investment tax credit see Note 8.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following:

	June 30,
	2007	2006
Buildings and plant	$27,150,150	$10,139,419
Machinery	25,138,299	13,425,924
Office and other equipment	163,211	755,622
Vehicles	590,023	139,784
Construction in process	1,256,426	18,594,805
Total	54,298,109	43,055,554
Less accumulated depreciation	(6,726,756)	(3,818,208)
Net property, plant and equipment	$47,571,353	$39,237,346

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and plant	20 years
Machine	10 years
Office and other equipment	5 years
Vehicles	5 years

Depreciation expense for the years ended June 30, 2007, 2006 and 2005 was $2,653,422, $1,777,788 and $1,655,692, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the years ended June 30, 2007, 2006, and 2005, was $55,383, $58,939 and $44,322, respectively. Intangible information by segment is presented below:

	Steel Coating	Cold Rolled
As of June 30, 2007	and Plating	Steel Production	Total
Gross Carrying Amount	$1,937,874	$1,238,847	$3,176,721
Accumulated Amortization	(131,441)	(56,691)	$(188,132)
	$1,806,433	$1,182,156	$2,988,589

	Steel Coating	Cold Rolled
As of June 30, 2006	and Plating	Steel Production	Total
Gross Carrying Amount	$1,970,394	$860,986	$2,831,380
Accumulated Amortization	(97,299)	(27,709)	(125,008)
	$1,873,095	$833,277	$2,706,372

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule sets forth the estimated amortization expense for the periods presented:

Estimated Amortization Expense
For the year ending June 30, 2008	$61,877
For the year ending June 30, 2009	61,877
For the year ending June 30, 2010	61,877
For the year ending June 30, 2011	61,877
For the year ending June 30, 2012	61,877

NOTE 6 - NOTES PAYABLE

The following schedule sets forth the Company’s short-term notes payable and short term notes payable - related party as of the dates presented:

	Maturity	June 30,
	Date	2007	2006
Short-term notes payable to suppliers, no interest rate, secured by cash deposits, guaranteed by related parties	11/09/2007	$24,724,720	$15,773,018
Note payable to bank at 4.8825% interest, guaranteed by related parties	matured	-	2,497,980
Note payable to bank at 6.435% interest, secured by inventory	7/10/2007	2,623,020	3,746,970
Note payable to bank at interest rates ranging from 4.2% to 4.65%, secured by buildings	matured	-	4,995,960
Note payable at 6.23% interest, guaranteed by related party	10/15/2007	3,672,227	-
Note payable at 7.25% interest, guaranteed by related party	9/24/2007	1,573,812	-
Note payable at 5.58% interest, secured by inventory	7/28/2007	2,623,020	-
Note payable at 6.25% interest, guaranteed by related party	3/12/2008	2,623,020	-
Note payable at 6.12% interest, secured by inventory	3/14/2008	1,311,510	-
Note payable at 6.39% interest, secured by inventory	5/17/2008	5,246,039	-
Note payable at 5.75% interest, guaranteed by related party	10/29/2006	6,557,549	-
Total Notes Payable		$50,954,916	$27,013,928

Notes payable to related parties no interest rate, secured by cash deposits	8/24/2007	$2,325,802	$-

NOTE 7 - RELATED PARTIES

The Company sells it products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of 20 sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying consolidated statements of operations. For the years ended June 30, 2007, 2006, and 2005, costs of revenue associated with purchases from related parties were $157,615,325, $117,436,244 and $144,500,776, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables from, sales to, payables from advanced sales deposits and payables from purchases from related parties have been netted due to the right of offset. At June 30, 2007 and June 30, 2006, the net amounts due to related parties were $0 and $12,522,684, respectively. The Company also has a note payable to a related party as disclosed in Note 6. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. Amounts receivable from related parties are also due upon delivery.

Some of the Companies notes payables are guaranteed by related parties as described in Note 6. In prior years, the Company guaranteed the debt of related parties as disclosed in Note 9.

NOTE 8 - INCOME TAXES

Foreign invested enterprises and foreign enterprises doing business in the PRC are generally subject to national enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. However, because the operations of the Company are conducted in a special region of the PRC, the Company has a reduced combined tax rate of 24%. As approved by local tax authority in the PRC, Changshu Huaye and Jiangsu Cold-Rolled were granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years. Changshu Huaye’s operations produced net income in 2004, and were exempt from the PRC tax in both 2004 and 2005, but are subject to a combined income tax rate of 12% commencing January 1, 2006 through December 31, 2008. Jiangsu Cold-Rolled’s operations did not produce net income in 2006 and will be exempt from the PRC tax for two years following becoming profitable and then will be subject to a combined income tax rate of 12% for the following years.

During the year ended June 30, 2007, the PRC tax authorities approved the application of Changshu Huaye for a tax credit on certain domestic purchases of machinery in the PRC. The credit is based upon 40% of certain eligible assets for specific industries in the PRC, and is payable at the government’s discretion. The credit is recorded when the refund for the tax credit is collected. As a result of being granted the credit, the Company recorded a reduction in its income tax provision in the amount of $1,889,992 for the year ended June 30, 2007.

Taxes payable are a component of other payables and accrued expenses in the accompanying consolidated balance sheets and consisted of:

	June 30,
	2007	2006
Value added tax	$698,619	$195,631
Income tax	904,377	708,752
Surtax, insurance, other	81,345	149,061
Total Taxes	$1,684,341	$1,053,444

Following is a reconciliation of income taxes calculated at the statutory tax rate of 33% to actual income tax expense:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006	2005
Income tax calculated at statutory rates of 33%	$7,000,538	$4,079,667	$5,174,773
Investment tax credit	(1,889,992)	-	-
Benefit of favorable rates	(1,886,627)	(1,132,418)	(1,411,502)
Benefit of tax holiday	(2,615,685)	(2,160,841)	(3,763,271)
Tax effect of parent and sewer losses	88,520	72,532	-
Provision for income taxes	$696,754	$858,940	$-

The income tax payable consists entirely of taxes currently payable as the Company has no material deferred tax assets or liabilities. If the Company had not been granted a “tax holiday” during the years ended June 30, 2007, 2006, and 2005, the provision for income taxes would have been $3,312,439, $3,019,781, and $3,763,271 respectively. Net income after income tax for the years ended June 30, 2007, 2006, and 2005 would have been $17,904,706, $9,367,359 and $11,920,082, respectively. Diluted earnings per common share for the years ended June 30, 2007, 2006, and 2005 diluted earnings per common share would have been $0.52, $0.32 and $0.65, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Guarantees - As of June 30, 2007, 2006 and 2005, the Company had guaranteed the debt of related parties in the amounts of $0, $18,680,892 and $1,206,782, respectively. As of June 30, 2007, 2006 and 2005 there were no liabilities recorded in connection with guarantees.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock - On February 3, 2006, the articles of incorporation were amended to authorize 1,000,000 shares of preferred stock with a par value of $0.001 per share. The Company may issue the preferred stock in one or more series with such rights, preferences and designations as determined by its Board of Directors. On November 3, 2006, and amended on January 24, and January 25, 2007, the Board of Directors designated 185,000 shares of Series A voting convertible preferred stock and 500,000 shares of Series B preferred stock. All shares of Series A preferred stock and Series B preferred stock have been converted into common shares. There are 315,000 shares of preferred stock that remain undesignated.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Voting Convertible Preferred Stock - The shares of Series A Preferred Stock ranked equal to all outstanding shares of common stock with respect to rights on liquidation, dissolution and winding up and are treated as though the shares of Series A Preferred Stock had been converted into common stock. Shares of Series A Preferred Stock were not entitled to any preferential dividends but were treated as though the shares of Series A Preferred Stock had been converted into common stock and shared equally in any dividend granted to shareholders of common stock, unless the holders of Series A Preferred Stock waived such rights in writing. The holders of Series A Preferred Stock were entitled to 9.8 votes per share and voted together with the common shareholders as one class on all matters submitted to a vote of common stockholders of the Company. The Series A Preferred Stock was convertible into common stock on the basis of one share of Series A Preferred Stock for 9.8 shares of common stock.

On January 8, 2007, the Company entered into a consulting agreement through Bronze with three parties for the purpose of obtaining assistance in completing the obligations assumed in the Exchange Agreement described in Note 1, and in consideration for those services, the Company issued 20,122 shares of Series A Preferred Stock to the three parties, which shares were valued at $528,077, or $26.24 per share, based on the equivalent value the Company received in net proceeds on February 1, 2007 as described below. The related consulting expense was recognized upon issuance and was charged to general and administrative expense.

As further described in Note 1, Sutor Steel consummated a share exchange agreement with Bronze Marketing, Inc. on February 1, 2007. As of February 1, 2007, Bronze had no assets, liabilities or operations. Bronze had 155,122 shares of Series A Preferred Stock outstanding (including the 20,122 shares described in the preceding paragraph) and 150,000 shares of common stock outstanding, and was a shell corporation. The reverse acquisition of Bronze was recognized by Sutor Steel as the constructive issuance of 135,000 shares of Series A Preferred Stock and 150,000 shares of common stock that remained outstanding for no consideration. Since there were no proceeds received from the constructive issuance of the Series A Preferred Stock, no value was assigned to the beneficial conversion option received by the Series A Preferred Stock stockholders.

On March 9, 2007, the 155,122 shares of Series A Preferred Stock outstanding were converted into 1,520,196 shares of common stock on the basis of 9.8 shares of common stock for one share of Series A Preferred Stock.

Series B Voting Convertible Preferred Stock - Shares of Series B Preferred Stock were entitled to vote on an as-converted basis along with the common stock on all matters presented to a vote of the security holders. Shares of Series B Preferred Stock had anti-dilution protection in the event of any restructuring of the Company. Upon liquidation of the net assets of the Company, each share of Series B Preferred Stock was entitled to receive an amount equal to the stated value per share of the Series B Preferred Stock, subject to any adjustments in the stated value, outstanding prior to any distribution or payment to holders of any junior securities. With respect to rights on liquidation, dissolution and winding up, the shares of Series B Preferred Stock ranked equal to all outstanding shares of common stock. Holders of Series B Preferred Stock were not entitled to any preferential dividends but the shares were treated as though they had been converted into common stock and shared equally in any dividend granted to shareholders of common stock. Each share of Series B Preferred Stock was convertible into 100 shares of common stock.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. The number of shares to be released at each year end is computed as 50 percent of the escrowed shares times the ratio of the deficiency in net income divided by the required net income. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the private placement investors received a contingent beneficial conversion option that will require the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $3.04 per share of common stock released.

Statutory Reserves - According to the articles of association of Changshu Huaye and Jiangsu Cold-Rolled, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

NOTE 11 - SEGMENT INFORMATION

The Company has two reportable segments represented by its two subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, as described in Note 1. Changshu Dongbang Sewage Disposal Co., Ltd. has been included with Changshu Huaye as its operations are insignificant and do not meet any of the quantitative thresholds for discrete presentation.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products, while Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.

Certain segment information is presented below:

	Changshu	Jiangsu Cold-	Inter-Segment and
At June 30, 2007 and for the year then ended	Huaye	Rolled	Reconciling Items	Total
Revenue	$257,530,550	$45,908,187	$-	$303,438,737
Total operating expenses	4,381,744	1,335,719	1,338,238	7,055,701
Interest revenue	544,252	5,319	16,898	566,469
Interest expense	2,093,320	165,105	-	2,258,425
Depreciation and amortization expense	1,735,244	973,561	-	2,708,805
Provision for income taxes	696,754	-	-	696,754
Net income (loss)	23,211,313	800,897	(1,601,420)	22,410,790
Capital expenditures, net of VAT refunds	(498,378)	9,348,683	-	8,850,305
Total assets	98,138,348	60,419,603	(853,634)	157,704,317

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Changshu	Jiangsu Cold-	Inter-Segment and
At June 30, 2006 and for the year then ended	Huaye	Rolled	Reconciling Items	Total
Revenue	$190,594,339	$-	$-	$190,594,339
Total operating expenses	2,937,184	211,882	-	3,149,066
Interest revenue	467,443	-	-	467,443
Interest expense	920,003	3,668	-	923,671
Depreciation and amortization expense	1,809,275	27,452	-	1,836,727
Provision for income taxes	858,940	-	-	858,940
Net income (loss)	11,743,752	(215,552)	-	11,528,200
Capital expenditures	975,661	17,988,117	-	18,963,778
Total assets	85,264,844	19,699,443	-	104,964,287

	Changshu	Jiangsu Cold-	Inter-Segment and
At June 30, 2005 and for the year then ended	Huaye	Rolled	Reconciling Items	Total
Revenue	$165,382,529	$-	$-	$165,382,529
Total operating expenses	1,927,219	60,113	-	1,987,332
Interest revenue	131,975	1,875	-	133,850
Interest expense	993,192	-	-	993,192
Depreciation and amortization expense	1,689,880	10,134	-	1,700,014
Net income (loss)	15,741,591	(58,238)	-	15,683,353
Capital expenditures	2,966,602	403,764	-	3,370,366
Total assets	66,335,906	8,250,462	-	74,586,368

NOTE 12 - GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2007, 2006, and 2005:

	June 30,
Geographic Area	2007	2006	2005
People's Republic of China	$272,460,649	$182,796,152	$165,359,047
Hong Kong	24,968,006	7,422,731	-
Other Countries	6,010,082	375,456	23,482
Total	$303,438,737	$190,594,339	$165,382,529

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables are a summary of unaudited quarterly financial information for the years ended June 30, 2007, 2006 and 2005.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
Revenues	$61,397,183	$78,610,889	$71,283,941	$92,146,724
Operating Income	3,437,274	5,134,447	4,978,618	9,931,530
Net Income	3,032,156	4,464,447	3,885,959	9,137,829
Basic and Diluted Earnings Per Common Share	0.09	0.14	0.11	0.25

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006
Revenues	$46,068,330	$45,148,232	$34,338,456	$65,039,321
Operating Income	4,095,601	2,988,173	1,672,998	4,031,917
Net Income	3,910,765	2,301,333	1,324,850	3,991,252
Basic and Diluted Earnings Per Common Share	0.14	0.08	0.04	0.13

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2004	2004	2005	2005
Revenues	$34,610,087	$61,505,656	$28,737,025	$40,529,761
Operating Income	5,045,122	7,701,745	3,172,814	624,372
Net Income	4,503,131	7,013,832	2,843,413	1,322,977
Basic and Diluted Earnings Per Common Share	0.26	0.39	0.15	0.06

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company entered into certain bank loan agreements as detailed on the following table.

	Loan	Maturity	Interest	Loan
	Date	Date	Rate	Amount
Note payable to bank, guaranteed by related party	8/3/2007	8/3/2008	9.03%	2,623,020
Note payable to bank, guaranteed by related party	8/8/2007	8/7/2008	6.84%	2,623,020
Note payable to bank, secured by land use rights	8/24/2007	8/22/2008	6.21%	1,704,963
Note payable to bank, guaranteed by related party	8/28/2007	2/27/2008	6.21%	13,115,098
Note payable to bank, guaranteed by related party	9/5/2007	3/4/2008	6.21%	11,410,135
Total Bank Notes				$31,476,235

The proceeds of these notes are being used for working capital and to repay notes as they become due.

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation
For the purpose of presenting parent company only condensed financial information, the basis used in this presentation assumes the reorganization and the change of the reporting entity had taken place for all periods presented. The investment in the consolidated subsidiaries, which occurred on February 1, 2007, is recorded under the equity method of accounting as prescribed in APB opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . Under PRC laws and regulations, there are restrictions on the Company’s ability to transfer substantially all of its assets out of the PRC, regardless of the form of such transfer (dividends, loans, advances) (See Note 9).

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED BALANCE SHEETS

	June 30,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$27,611	$-
Total Current Assets	27,611	-

Investment in consolidated subsidiary	89,504,471	52,721,355

TOTAL ASSETS	$89,532,082	$52,721,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable - related party	$179,993	$-
Total Current Liabilities	179,993	-

Stockholders' Equity
Series A voting convertible preferred stock - $0.001 par value; 185,000 shares authorized; no shares outstanding	-	-
Series B voting convertible preferred stock - $0.001 par value; 500,000 shares authorized; outstanding: no shares at June 30, 2007 304,182.73 shares at June 30, 2006	-	24,586,097
Undesignated preferred stock - $0.001 par value; 315,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; outstanding: 37,955,602 shares at June 30, 2007 (unaudited) and no shares at June 30, 2006	37,955	-
Additional paid-in capital	37,170,164	-
Statutory reserves	7,748,269	5,664,889
Retained earnings	39,475,731	21,038,719
Accumulated other comprehensive income	4,919,970	1,431,650
Total Stockholders' Equity	89,352,089	52,721,355
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$89,532,082	$52,721,355

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2007	2006	2005

General and administrative expense	$(1,321,340)	$-	$-
Equity in income of subsidiaries	21,841,731	11,528,200	15,683,353
Net Income	$20,520,391	$11,528,200	$15,683,353

SUTOR TECHNOLOGY GROUP LIMITED CONDENSED STATEMENTS OF CASH FLOWS
	For the Years Ended June 30,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$20,520,391	$11,528,200	$15,683,353
Adjustments to reconcile net income to net cash provided by (used in) operating activitites:
Stock-based compensation	528,077	-	-
Earnings of subsidiaries	(21,841,731)	(11,528,200)	(15,683,353)
Net Cash Used in Operating Activities	(793,263)	-	-

Cash Flows from Investing Activities
Investment in subsidiaries	(9,953,064)	-	-
Net Cash Used in Investing Activities	(9,953,064)	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	179,993	-	-
Proceeds from issuance of Series B preferred stock	10,570,762
Cash contributed by shareholders	21,059,950	-	-
Cash distributed to shareholders	(21,036,767)	-	-
Net Cash Provided by Financing Activities:	10,773,938	-	-

Net increase in cash and cash equivalents	27,611	-	-
Cash at beginning of period	-	-	-

Cash and Cash Equivalents at End of Year	$27,611	$-	$-