Form 10-Q
period 2007-09-30
SUTOR TECHNOLOGY
filed 2007-11-14
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

(86) 512-52680988

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	June 30,
	2007	2007

ASSETS
Current Assets:
Cash and cash equivalents	$13,112,895	$8,832,942
Restricted cash	41,779,514	27,799,475
Trade accounts receivable, net of allowance for
doubtful accounts of $2,990 and $2,947, respectively	4,361,953	14,768,954
Other receivables	56,762	44,226
Advances to suppliers, net of allowance
of $2,796,546 and $499,842, respectively	63,806,991	32,791,928
Inventory	38,695,008	22,703,304
Notes receivable	-	203,546
Total Current Assets	161,813,123	107,144,375
Property and Equipment, net of accumulated depreciation	47,855,952	47,571,353
Intangible Assets, net of accumulated amortization	3,004,714	2,988,589
TOTAL ASSETS	$212,673,789	$157,704,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,113,151	$3,916,596
Advances from customers	11,085,648	8,414,629
Other payables and accrued expenses	1,292,247	2,707,473
Short-term loans	65,723,453	50,954,916
Short-term loans - related party	31,134,049	2,325,802
Total Current Liabilities	115,348,548	68,319,416
Minority Interest in Net Assets of Subsidiary	29,524	32,812
Stockholders' Equity
Series A voting convertible preferred stock - $0.001 par value;
185,000 shares authorized; no shares outstanding	-	-
Series B voting convertible preferred stock - $0.001 par value;
500,000 shares authorized; no shares outstanding
and 304,182.73 shares outstanding at September 30, 2007	-	-
Undesignated preferred stock - $0.001 par value;
315,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
outstanding: 37,955,602	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	7,748,269	7,748,269
Retained earnings	46,095,721	39,475,731
Accumulated other comprehensive income	6,243,608	4,919,970
Total Stockholders' Equity	97,295,717	89,352,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,673,789	$157,704,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,
	2007	2006

Revenue:
Revenue	$57,780,488	$20,102,912
Revenue from related parties	41,709,604	41,294,271
	99,490,092	61,397,183

Cost of Revenue
Cost of revenue	57,609,991	17,062,644
Purchases from related parties	30,495,510	39,497,868
	88,105,501	56,560,512

Gross Profit	11,384,591	4,836,671

Operating Expenses:
Selling expense	573,745	670,717
General and administrative expense	2,489,943	728,680
Total Operating Expenses	3,063,688	1,399,397
Income from Operations	8,320,903	3,437,274

Other Income (Expense):
Interest income	131,591	219,620
Other income	31,479	17,633
Interest expense	(915,337)	(263,525)
Other expense	(121,090)	(4,396)
Total Other Income (Expense)	(873,357)	(30,668)

Income Before Taxes and
Minority Interest	7,447,546	3,406,606

Provision for income taxes	(830,843)	(390,671)
Minority interest in loss of
consolidated subsidiary	3,287	14,582

Net Income	$6,619,990	$3,030,517

Basic and Diluted Earnings per
Common Share	$0.17	$0.09

Net Income	$6,619,990	$3,030,517
Foreign currency translation
adjustment	1,323,638	662,700
Comprehensive Income	$7,943,628	$3,693,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$6,619,990	$3,030,517
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	896,324	310,463
Minority interest in loss of consolidated subsidiary	(3,287)	(14,582)
Changes in current assets and liabilities:
Trade accounts receivable, net	10,545,441	731,256
Other receivables, net	(11,824)	(7,850)
Advances to suppliers	(30,339,433)	4,258,268
Inventories	(15,561,230)	(7,705,078)
Accounts payable	2,126,117	5,528,388
Advances from customers	2,533,624	5,514,549
Other payables and accrued expenses	(1,443,957)	(746,869)
Related party payables	-	(21,039,423)
Net Cash Used in Operating Activities	(24,638,235)	(10,140,361)

Cash Flows from Investing Activities:
Changes in notes receivable	205,045	39,162
Purchase of property and equipment,
net of value added tax refunds received	(478,660)	(3,253,982)
Purchase of land use rights	-	(187,593)
Net change in restricted cash	(13,491,049)	4,897,614
Net Cash (Used in) Provided by Investing Activities	(13,764,664)	1,495,201

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	33,293,434	20,367,025
Proceeds from issuance of notes payable - related party	28,583,343	-
Payment on notes payable	(19,347,322)	(9,297,377)
Capital contribution from shareholders	-	1,500,000
Net Cash Provided by Financing Activities	42,529,455	12,569,648

Effect of Exchange Rate Changes on Cash	153,397	145,636

Net Change in Cash	4,279,953	4,070,124
Cash and Cash Equivalents at Beginning of Period	8,832,942	6,534,493
Cash and Cash Equivalents at End of Period	$13,112,895	$10,604,617

Supplemental Cash Flow Information
Cash paid during the period for interest	$915,337	$180,224
Cash paid during the period for taxes	$1,073,189	$711,112

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

Nature of Operations - The operations of Changshu Huaye are located in the PRC. Changshu Huaye manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). In addition, Changshu Huaye owns a 90% interest in a consolidated subsidiary, Changshu Dongbang Sewage Treatment Co., Ltd. which is also located in the PRC. For the three months ended September 30, 2007, approximately 95.92% of Changshu Huaye revenue is derived from sales within the PRC of steel products. A significant portion of the purchases and revenues of Changshu Huaye consist of transactions between Shanghai Huaye, which is owned by the Principal Stockholders, and its subsidiaries.

The operations of Jiangsu Cold-Rolled are also located in the PRC. Jiangsu Cold-Rolled operates several production lines that refine raw materials into products such as cold-rolled steel and acid pickled steel through the use of various high technology. As of September 30, 2007 all of Jiangsu Cold-Rolled revenue is derived from sales of steel products within the PRC.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at September 30, 2007 and for the three months ended September 30, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2007.

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

Accounting Estimates - The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Credit Risk - The carrying amounts of trade accounts receivable and other non-trade receivables included in the consolidated balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate did not exceed management’s estimations.

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

Valuation of Long-lived Assets - The carrying values of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $63,806,991 and $32,791,928 at September 30, 2007 and June 30, 2007, respectively. The Company also had advances from its customers in the amount of $11,085,648 and $8,414,629 at September 30, 2007 and June 30, 2007, respectively.

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

As discussed in Note 4, the Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party clients. A fee of 0.5% of the sale is paid to the affiliate for handling the product. These handling fees have been classified as selling expenses in the statement of operations.

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

Basic and Diluted Earnings per Common Share - The computation of basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding after giving effect of using the if-converted method for qualified participating securities during each period presented where the qualified participating securities are dilutive. Diluted earnings per common share are calculated by dividing income assuming dilution by the weighted-average number of common shares and potential dilutive shares of common stock issuable upon conversion of non-participating shares. The Company does not have any non-participating potentially dilutive securities.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

The calculations of basic and diluted income per share were as follows:

	For the Three Months Ended September 30,
	2007	2006

Net income	$6,619,990	$3,030,517
Weighted-average common shares
outstanding	37,955,602	-

Effect of participating convertible Series B Preferred Stock	-	32,338,052
Weighted-Average Basic and Dilutive Common Shares
Outstanding	37,955,602	32,338,052
Basic and Diluted Earnings per Common Share	$0.17	$0.09

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2007	2007
Raw materials	$25,357,508	$9,719,288
Finished goods	13,337,500	12,984,016
Total inventory	$38,695,008	$22,703,304

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

NOTE 4 - RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the Principal Shareholders. These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the three months ended September 30, 2007 and 2006 were $36,179,673 and $39,479,868, respectively.

At September 30, 2007 and June 30, 2007, the amounts due under non-interest bearing notes to related parties were $31,134,049 and $2,325,802 respectively. The amounts due to related parties are incurred in the normal course of business.

NOTE 5 - INCOME TAXES

Foreign invested enterprises and foreign enterprises doing business in the PRC are generally subject to national enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. However, because the operations of the Company are conducted in a special region of the PRC, the Company has a reduced tax rate of 24%. As approved by local tax authority in the PRC, Changshu Huaye and Jiangsu Cold-Rolled were granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years. Changshu Huaye’s operations produced net income in 2004, and was exempt form the PRC tax in both 2004 and 2005, but is subject to an income tax rate of 12% commencing January 1, 2006 through December 31, 2008. During the six months ended December 31, 2006, Jiangsu Cold-Rolled’s operations produced net income and will be exempt from the PRC tax through December 31, 2007. Commencing January 1, 2008 through December 31, 2010, Jiangsu Cold-Rolled will be subject to an income tax rate of 12%.

On March 16, 2007, the PRC National People’s Congress adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for the Company’s operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, the Company cannot be sure of the potential impact of such new corporate income tax law on financial position and operating results.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Economic environment - Since most of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. The Company’s operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms, environmental reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share. As of September 30 and June 30, 2007, the Company has 37,955,602 shares outstanding.

Preferred Stock - On February 3, 2006, the articles of incorporation were amended to authorize 1,000,000 shares of preferred stock with a par value of $0.001 per share. The Company may issue the preferred stock in one or more series with such rights, preferences and designations as determined by its board of directors (the “Board of Directors”). On November 3, 2006, and amended on January 24, and January 25, 2007, the Board of Directors designated 185,000 shares of Series A voting convertible preferred stock (the “Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock. All shares of Series A Preferred Stock and Series B Preferred Stock have been converted into common shares. There are 315,000 shares of preferred stock that remain undesignated.

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

On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B Preferred Stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $23,500,000 for the years ending June 30, 2008. The number of shares to be released at each year end is computed as 50 percent of the escrowed shares times the ratio of the deficiency in net income divided by the required net income. In accordance with Emerging Issues Task Force 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the private placement investors received a contingent beneficial conversion option that will require the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $3.04 per share of common stock released.

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

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments represented by its two subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, as described in Note 1. Changshu Dongbang Sewage Treatment Co., Ltd. has been included with Changshu Huaye as its operations are insignificant and do not meet any of the quantitative thresholds for discrete presentation.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products, while Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.

Certain segment information is presented below:

At September 30, 2007 and for the three months ended September 30, 2007	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$64,146,644	$56,479,744	$(21,136,296)	$99,490,092
Total operating expenses	(2,222,406)	(689,697)	(151,584)	(3,063,687)
Interest revenue	100,995	30,596	-	131,591
Interest expense	(574,378)	(340,959)	-	(915,337)
Depreciation and amortization expense	(482,598)	(413,726)	-	(896,324)
Provision for income taxes	(830,843)	-	-	(830,843)
Net income (loss)	5,447,627	1,674,172	(501,809)	6,619,990
Capital expenditures, net of VAT refunds	90,333	388,327	-	478,660
Total assets	168,187,153	136,754,376	(92,267,740)	212,673,789

At September 30, 2006 and for the three months ended September 30, 2006	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$61,397,183	$-	$-	$61,397,183
Total operating expenses	1,257,765	141,632	-	1,399,397
Interest revenue	218,210	1,410	-	219,620
Interest expense	263,325	-	-	263,325
Depreciation and amortization expense	305,045	5,418	-	310,463
Provision for income taxes	390,671	-	-	390,671
Net income (loss)	3,170,739	(140,222)	-	3,030,517
Capital expenditures	-	3,253,982	-	3,253,982
Total assets	94,331,087	25,266,472		119,597,559

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

NOTE 9 - GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
Geographic Area	2007	2006
People's Republic of China	$95,431,688	56,422,450
Hong Kong	-	4,718,581
Other Countries	4,058,404	256,152
Total	$99,490,092	$61,397,183

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2007 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Changshu Huaye” are to our indirect, wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iii) “Jiangsu Cold-Rolled” are to our indirect, wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a corporation incorporated in the People’s Republic of China, and its subsidiaries; (v) “Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (vii) “RMB” are to Renminbi, the legal currency of China; (viii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (ix) “China” and “PRC” are to the People’s Republic of China; and (x) “BVI” are to the British Virgin Islands.

Overview

Sutor Technology Group Limited is one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into steel finishing fabrication products. Our product offerings are focused predominantly on high end, value-added finished steel products: hot-dip galvanized steel (“HDG Steel”) and prepainted galvanized steel (“PPGI”), which comprised 49.68% and 31.94% of our total revenue in fiscal year 2007, respectively. In addition, we produce acid picked steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products and a large portion of both are used for our production of HDG Steel and PPGI products. The vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Our revenue increased from $190.59 million in fiscal year 2006 to $303.44 million in fiscal year 2007, representing a compounded growth rate of approximately 59.21%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation in October 2006 and January 2007, respectively. Jiangsu Cold-Rolled is constructing a HDG Steel production line which can produce both HDG of cold-rolled steel and hot-rolled steel and is expected to become operative by approximately February 2008. The addition of this new production will help the further growth of revenue in 2008.

First Fiscal Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the first fiscal quarter of 2008 and growth in our revenue and net income. Our new AP Steel production line and cold-rolled production line contributed $35.34 revenue in the first fiscal quarter of 2008. We further strengthened our vertical integration. During this quarter, not only a big portion of our AP Steel products and cold-rolled steel products were used for the production of HDG Steel products and PPGI products, approximately 35% of the HDG Steel products were also used for the production of PPGI products. This enhanced vertical integration allowed us to achieve a higher gross margin in the three months ended September 30, 2007. Our first fiscal quarter financial results also benefited from the increased direct sale to unrelated parties and changes in products mix. Sales to unrelated parties increased 187.42% over the same period last year. In addition, revenue generated from sales of PPGI products, which is our higher-margin, higher-end products, also increased significantly in this quarter. The following are some financial highlights for the first fiscal quarter of 2008:

Revenue: Revenue increased $38.09 million, or 62.04%, to $99.49 million for the three months ended September 30, 2007 from $61.40 million for the same period last year.

Gross Margin: Gross margin was 11.44% for the three months ended September 30, 2007, as compared to 7.88% for the same period last year.

Net Income: Net income increased $3.59 million, or 118.45%, to $6.62 million for three months ended September 30, 2007, from $3.03 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.17 for three months ended September 30, 2007, as compared to $0.09 for the same period last year.

Revenue

Our revenue was mainly generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our revenue has historically been affected by sales volume, sales price of our products and our ability to improve our product mix.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-Rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In the three months ended September 30, 2007 and 2006, Changshu Huaye generated revenue of $64.15 million and $61.40 million, which represented 64.48% and 100% of our total revenue, respectively. Jiangsu Cold-Rolled currently manufactures AP Steel and cold-rolled steel. Because Jiangsu Cold-Rolled’s AP Steel production line and cold-rolled production line went into production in October 2006 and January 2007, respectively, Jiangsu Cold-Rolled had no revenue until the second fiscal quarter of 2007. Jiangsu Cold-Rolled generated revenue of $35.34 million in the three months ended September 30, 2007, representing 35.52% of our total revenue. We expect that Jiangsu Cold-Rolled’s revenue will increase significantly after its new HDG Steel production line starts operation in 2008.

Currently, a substantial portion of our products is sold through our affiliate Shanghai Huaye with which we have a one-year sales agent agreement expiring on December 31, 2007. We expect that this agreement will be renewed upon its expiration by the parties on substantially similar terms or prevailing market terms at the time. Approximately 41.92% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2007, decreased from 67.26% in the same period last year. We expect to continue to maintain the relationship with Shanghai Huaye in the future, but plan to further increase our direct sale to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs of manufacturing, including the cost of our raw materials, labor and overhead.

Our direct costs of manufacturing are generally high when we first introduce a new product due to higher start-up costs and higher raw material consumption rate. As production volumes increase, we typically improve our manufacturing efficiency and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our AP Steel production line and cold-rolled steel production line, which started operation in October 2006 and January 2007, respectively, have a relatively high cost of production. We expect the production efficiency of both production lines will improve in the future.

In the three months ended September 30, 2007, approximately 34.61% of our procurement was conducted through Shanghai Huaye. Due to the size of Shanghai Huaye, it has stronger bargaining power than us and our arrangement with Shanghai Huaye helps us get relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the three months ended September 30, 2007, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 14.74% and 6.89%, respectively. Gross margin for domestic and international sales were approximately 11.45% and 11.19%, respectively. Changes in our gross margin are primarily driven by changes in our product mix and degree of vertical integration.

To gain market penetration, we price our products at levels that we believe are competitive. Through our continuous efforts to improve manufacturing efficiency and reduce production costs, we believe that we are able to offer products of comparable quality to our Chinese state-owned competitors and international competitors at lower prices. General economic condition, cost of raw materials as well as supply and demand of steel finishing fabrication products within our markets influence sales prices. Our high-end, value-added products generally tend to have higher profit margin.

We use part of the AP Steel and cold-rolled steel products from the two new production lines for our production of HDG Steel and PPGI products. In addition, an increasing portion of our HDG Steel products is used for our production of PPGI products. This vertical integration will help us achieve a higher gross margin.

Operating Expenses

Our operating expenses consist of selling expense and general and administrative expenses.

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operation. We expect our general and administrative expenses will increase as our business grows and we incur increased costs for being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, the cost of advertising, promotion, business travels, after-sale support, transportation costs and other sales related costs.

Our transportation costs for international sales are generally higher than domestic sales. Our export sales accounted for 4.08% of our revenue in the three months ended September 30, 2007 as compared to 8.10% for the same period last year. In addition, our transportation costs in connection with sales to unrelated parties are generally higher than those for sales to related parties. When we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges the transportation and bears the related costs. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income in fiscal year 2007.

BVI

Our wholly owned subsidiary Sutor Steel Technology Co., Ltd. was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

PRC

Foreign Invested Entities (“FIE”) established in the PRC are generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and will be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. Our other subsidiary, Jiangsu Cold-Rolled has the same two-year full tax exemption, followed by 50% tax exemption for the next three years.

In addition, Changshu Huaye, being a FIE, is entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

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

Reportable Operating Segments

We have two reportable operating segments which are organized by our manufacturing facilities - Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled started production in the second fiscal quarter of 2007 and currently manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled is currently constructing a HDG Steel production line which will become operative in approximately February 2008. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 8, “Segment Information” to the consolidated financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Three Months Ended September 30,
	2007		2006

Revenue:	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue from unrelated parties	$57,780.49	58.08%	$20,102.91	32.74%
Revenue from related parties	41,709.60	41.92%	41,294.27	67.26%
Total	99,490.09	100%	61,397.18	100%

Cost of Revenue
Cost of revenue	57,609.99	57.91%	17,062.64	27.79%
Purchases from related parties	30,495.51	30.65%	39,497.87	64.33%
	88,105.50	88.56%	56,560.51	92.12%

Gross Profit	11,384.59	11.44%	4,836.67	7.88%

Operating Expenses
Selling	573.75	0.58%	670.72	1.09%
General and administrative	2,489.94	2.50%	728.68	1.19%
Total Operating Expenses	3,063.69	3.08%	1,399.40	2.28%

Income from Operations	8,320.90	8.36%	3,437.27	5.60%

Other Income (Expense)
Interest income	131.59	0.13%	219.62	0.36%
Other income	31.48	0.03%	17.63	0.03%
Interest expense	(915.34)	(0.92%)	(263.53)	(0.43)%
Other expense	(121.09)	(0.12%)	(4.40)	(0.01)%
Total Other Expense	(873.36)	(0.88%)	(30.67)	(0.05)%

Income Before Taxes and Minority Interest	7,447.55	7.49%	3,406.61	5.55%
Provision for income taxes	(830.84)	(0.84%)	(390.67)	(0.64%)
Minority interest in loss of consolidated subsidiary	3.29	(0.00%)	14.58	0.02%
Net Income	6,619.99	6.65%	3,030.52	4.94%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Geographic Data:
China	$95,431.69	95.92%	$56,422.45	91.89%
Hong Kong	-		4,718.58	7.69%
Other Countries	4,058.40	4.08%	256.15	0.42%

Total revenue	99,490.09	100%	61,397.18	100%

Segment Data:
Changshu Huaye	64,146.64	64.48%	61,397.18	100%
Jiangsu Cold-Rolled	35,343.45	35.52%	-	-

Revenue. Our revenue increased $38.09 million, or 62.04% to $99.49 million for the three months ended September 30, 2007 from $61.40 million for the same period last year. This increase was mainly attributable to the addition of our AP Steel production line and cold-rolled steel production line which contributed $35.34 million revenue for the three months ended September 30, 2007.

On a geographic basis, our sales to markets outside of mainland China was $4.06 million, accounting for 4.08% of our revenue in the three months ended September 30, 2007 as compared to $4.97 million which was 8.10% of our revenue for the same period last year. Such percentage decrease was mainly due to the significant increase of the total revenue in the three months ended September 30, 2007.

Each of our business segments, especially Jiangsu Cold-Rolled, experienced significant revenue growth during the three months ended September 30, 2007. After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $35.34 million for the three months ended September 30, 2007. Revenue from the sales of our AP Steel and cold-rolled steel products to outside customers was approximately $15.43 million and $19.91 million for the three months ended September 30, 2007, respectively. Jiangsu Cold-Rolled had minimal revenue during the three months ended September 30, 2006 because its AP Steel production line and cold-rolled steel production line did not start operation until October 2006 and January 2007, respectively. Since we have implemented the vertical integration strategy commencing January 2007, a large portion of Jiangsu Cold-Rolled’s products were used internally as raw materials for our subsidiary Changshu Huaye. Revenue contributed by Changshu Huaye increased to $64.15 million for the three months ended September 30, 2007, an increase of $2.75 million, or 4.48%, from $61.40 million for the same period last year. Such increase was mainly due to an approximately 90.43% increase in sales volume of PPGI products which more than offset the decrease of sales of the HDG Steel products to third parties. As part of our vertical integration strategy, we started to use more of our own HDG Steel products for the production of PPGI products in the three months ended September 30, 2007 to reduce the production costs. While approximately all of our HDG Steel products were sold to third parties during the three months ended September 30, 2006, approximately 35% of our HDG Steel products was used for the production of PPGI products during this quarter. The increase in the sales of PPGI Steel products was primarily attributable to the higher market demand.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties for the three months ended September 30, 2007 increased $37.68 million, or 187.42% to $57.78 million from $20.10 million for the same period last year. Such increase was mainly due to our increased efforts on direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to our Company, which resulted in the increase of our direct sales to unrelated parties for the three months ended September 30, 2007. We expect our sales to unrelated parties as compared with sales to related parties will continue to increase in the next few quarters.

Cost of Revenue. Our cost of revenue increased $31.54 million, or 55.77% to $88.11 million for the three months ended September 30, 2007 from $56.56 million for the same period last year. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 88.56% for the three months ended September 30, 2007 from 92.12% for the same period last year. Such percentage decrease was mainly attributable to our vertical integration. After the launch of AP Steel production line and cold-rolled steel production line, we used a large portion of the AP Steel and cold-rolled steel produced by the two lines for the production of HDG Steel and PPGI products. As discussed above, we also used approximately 35% of our HDG Steel products for the production of our PPGI products during the three months ended September 30, 2007. The enhanced vertical integration resulted in the increase of our gross margin. In addition, the large sales volume during the three months ended September 30, 2007 allowed us to achieve economies of scale, which also contributed to the decrease of cost of revenue.

Gross Profit. Our gross profit increased $6.54 million to $11.38 million for the three months ended September 30, 2007 from $4.84 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 11.44% for the three months ended September 30, 2007, as compared to 7.88% for the same period last year. Such gross margin increase was mainly due to the vertical integration and the increased sale to unrelated parties as discussed above. In addition, our sales of PPGI products accounted for approximately 33.78% of the total revenue for the three months ended September 30, 2007, as compared to 26.35% for the same period last year. Because our PPGI products generally have a higher gross margin than our HDG Steel products, the increased percentage of our PPGI products also contributed to the increase of our gross profits for the three months ended September 30, 2007.

Gross margin for Changshu Huaye increased to 14.74% for the three months ended September 30, 2007 from 7.88% for the same period last year, which was primarily attributable to the reasons stated above.

Gross margin for Jiangsu Cold-Rolled was 6.89% for the three months ended September 30, 2007. It is low due to limited production volume of the new AP Steel production line and cold-rolled steel production line. This prevented us from achieving economies of scale. Since the operation of the two new production lines, the production volumes have increased significantly. As the production volumes of the two lines have been increasing steadily, we expect that the gross margin will improve.

Total Operating Expenses. Our total operating expenses increased $1.66 million to $3.06 million for the three months ended September 30, 2007 from $1.40 million for the same period last year. As a percentage of revenue, our total operating expenses increased to 3.08% for the three months ended September 30, 2007 from 2.28% for the same period last year.

General and Administrative Expenses. Our general and administrative expenses increased $1.76 million to $2.49 million for the three months ended September 30, 2007 from $728,680 for the same period last year. As a percentage of revenue, general and administrative expenses increased to 2.50% for the three months ended September 30, 2007 from 1.19% for the same period last year. The percentage increase was mainly attributable to the increase in advance payment to suppliers resulting from the increased raw material purchase in connection with Jiangsu Cold-Rolled’s launch of the two new production lines, which in turn increased bad debts reserve by $1.64 million. In addition, we incurred $151,580 more expenses for being a U.S. public company for this quarter.

Selling Expenses. Our selling expenses decreased $96,972 to $573,745 for the three months ended September 30, 2007 from $670,717 for the same period last year. As a percentage of revenue, our selling expenses decreased to 0.58% for the three months ended September 30, 2007 from 1.09% for the same period last year. Such dollar and percentage decrease was mainly due to the decrease of export sale and more efficient control of selling expenses.

Interest Expense. Our interest expense increased $651,812 to $915,337 for the three months ended September 30, 2007 from $263,525 for the same period last year. As a percentage of revenue, our interest expenses increased to 0.92% for the three months ended September 30, 2007 from 0.43% for the same period last year. Such percentage increase was mainly due to the increase of bank loan interest rate by 0.81% and a $14.77 million increase in outstanding bank loan.

Provision for Income Taxes. We incurred income tax expense of $830,843 and $390,671 during the three months ended September 30, 2007 and 2006, respectively. All those tax expenses resulted from the operations of our subsidiary Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, increased $3.59 million, or 118.45%, to $6.62 million for the three months ended September 30, 2007 from $3.03 million for the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents (excluding restricted cash) of $13.11 million and restricted cash of $41.78 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Three months Ended September 30,
	(in thousands)
	2007	2006

Net cash (used in) operating activities	$(24,638.24)	$(10,140.36)
Net cash provided by (used in) investing activities	(13,764.66)	1,495.20
Net cash provided by financing activities	42,529.46	12,569.65
Effect of foreign currency translation on cash and cash equivalents	153.40	145.64
Net cash flow	$4,279.95	$4,070.12

Operating Activities:

Net cash used in operating activities was $24.64 million for the three months ended September 30, 2007, an increase of $14.50 million from the $10.14 million net cash used in operating activities for the same period last year. Such increase was primarily attributable to the $7.85 million increase in inventories and $34.59 million increase in advance to suppliers which more than offset the $21.04 million decrease in related party payables.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the three months ended September 30, 2007 was $13.76 million, which is a decrease of $15.26 million from $1.50 million net cash provided by investing activities for the same period in 2006. Such decrease in net cash provided by investing activities was mainly due to $13.49 million increase in restricted cash.

Financing Activities:

Net cash provided by financing activities for the three months ended September 30, 2007 totaled $42.53 million as compared to $12.57 million provided by financing activities for the same period last year. The increase of cash provided by financing activities was mainly attributable to increased in issuance of notes payable.

Loan Facilities:

We believe we currently maintain a good business relationship with many banks. As of September 30, 2007, the maturities for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts*	Maturity Date	Term of Loan
China Construction Bank Changshu Branch	$1.33	July 31, 2007	October 31, 2007
China Industry and Commerce Bank Changshu Branch	1.33	March 16, 2007	March 14, 2008
China Industry and Commerce Bank Changshu Branch	2.66	April 2, 2007	01-April 1, 2008
China Industry and Commerce Bank Changshu Branch	1.33	May 17, 2007	May 16, 2008
China Industry and Commerce Bank Changshu Branch	1.33	May 8, 2007	May 17, 2008
China Industry and Commerce Bank Changshu Branch	2.66	August 16, 2007	February 15, 2008
Ever Growing Bank Nanjing Branch	3.99	April 26, 2007	October 26, 2007
Ever Growing Bank Nanjing Branch	2.66	April 29, 2007	October 29, 2007
China Construction Bank Changshu Branch	5.32	September 29, 2007	March 29, 2008
Bank of Jiangsu, Nantong Branch	2.66	August 8, 2007	August 7, 2008
Changshu Rural Commercial Bank	3.72	16-April 16, 2007	October 15, 2007
Changshu Rural Commercial Bank	1.60	September 24, 2007	March 20, 2008
Changshu Rural Commercial Bank	0.60	April 26, 2007	October 1, 2007
Changshu Rural Commercial Bank	1.27	June 11, 2007	December 11, 2007
Agricultural Bank of China, Changshu Branch	1.33	July 31, 2007	January 31, 2008
Agricultural Bank of China, Changshu Branch	2.66	July 30, 2007	January 30, 2008
Agricultural Bank of China, Changshu Branch	1.73	August 24, 2007	August 22, 2008
Agricultural Bank of China, Changshu Branch	13.30	August 28, 2007	February 27, 2008
Agricultural Bank of China, Changshu Branch	11.57	September 5, 2007	March 4, 2008
China CITIC Bank, Wuxi Branch	2.66	August 3, 2007	August 3, 2008
Total	$ 65.72
* Calculated on the basis that $1 = RMB 7.51756

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

Our material capital expenditure requirement for fiscal year 2008 is approximately $30 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $30 million of working capital will be needed to maintain our business operations in the next nine months which will be raised through bank loans. We repaid five bank loans in the total amount of $12.30 million in October 2007 and borrowed new loans in the total amount of $2.39 million after August 2007. In the coming 12 months, we have approximately $55 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital after receiving the aggregate proceeds of our capital raising activities, the credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recently issued accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change; however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since September 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.5% and 7.3% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities on September 30, 2007 would decrease net income before provision for income taxes by approximately $160,000 for the three months ended September 30, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Liuhua Guo, our President and Chief Executive Officer, and Yongfei Jiang, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Risk factors relating to us are contained in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. No material change to such risk factors has occurred during the three months ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

DATED: November 14, 2007

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