Form 10-Q
period 2007-12-31
SUTOR TECHNOLOGY
filed 2008-02-14
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51908

SUTOR TECHNOLOGY GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0578370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Pages

INDEX TO FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2007 and 2006 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 and 2006 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2007	June 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$10,421,059	$8,832,942
Restricted cash	36,956,016	27,799,475
Trade accounts receivable, net of allowance for doubtful accounts of $40,072 and $2,947, respectively	679,957	14,768,954
Other receivables	95,413	44,226
Advances to suppliers, net of allowance of $3,821,166 and $499,842, respectively	55,206,222	32,791,928
Inventory	46,942,779	22,703,304
Notes receivable	75,197	203,546
Total Current Assets	150,376,643	107,144,375
Property and Equipment, net of accumulated depreciation	48,261,565	47,571,353
Intangible Assets, net of accumulated amortization of $235,484 and $188,132, respectively	3,076,183	2,988,589
TOTAL ASSETS	$201,714,391	$157,704,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,409,424	$3,916,596
Advances from customers	15,081,018	8,414,629
Other payables and accrued expenses	2,405,983	2,707,473
Short-term notes payable	56,466,277	50,954,916
Short-term notes payable - related party	15,460,653	2,325,802
Total Current Liabilities	94,823,355	68,319,416
Minority Interest in Net Assets of Subsidiary	29,785	32,812
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	7,748,269	7,748,269
Retained earnings	52,783,514	39,475,731
Accumulated other comprehensive income	9,121,349	4,919,970
Total Stockholders' Equity	106,861,251	89,352,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$201,714,391	$157,704,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006

Revenue:
Revenue	$65,827,292	$29,635,676	$123,607,780	$49,738,588
Revenue from related parties	49,064,729	48,975,213	90,774,333	90,269,484
	114,892,021	78,610,889	214,382,113	140,008,072

Cost of Revenue
Cost of revenue	84,327,960	26,218,497	141,937,951	39,336,949
Purchases from related parties	19,152,518	45,574,452	49,648,028	89,016,512
	103,480,478	71,792,949	191,585,979	128,353,461

Gross Profit	11,411,543	6,817,940	22,796,134	11,654,611

Operating Expenses:
Selling expense	961,748	528,198	1,535,493	1,198,915
General and administrative expense	1,791,154	1,155,295	4,281,097	1,883,975
Total Operating Expenses	2,752,902	1,683,493	5,816,590	3,082,890
Income from Operations	8,658,641	5,134,447	16,979,544	8,571,721

Other Income (Expense):
Interest income	222,177	105,416	353,768	325,036
Other income	7,106	144,696	38,585	158,087
Interest expense	(1,257,146)	(283,812)	(2,172,483)	(547,337)
Other expense	(109,164)	(8,568)	(230,254)	(8,722)
Total Other Income (Expense)	(1,137,027)	(42,268)	(2,010,384)	(72,936)

Income Before Taxes and Minority Interest	7,521,614	5,092,179	14,969,160	8,498,785
Provision for income taxes	(833,562)	(632,411)	(1,664,405)	(1,021,507)
Minority interest in loss of consolidated subsidiary	(260)	4,679	3,027	19,325

Net Income	$6,687,792	$4,464,447	$13,307,782	$7,496,603

Basic and Diluted Earnings per Common Share	$0.18	$0.14	$0.35	$0.23

Net Income	$6,687,792	$4,464,447	$13,307,782	$7,496,603
Foreign currency translation adjustment	2,877,741	776,094	4,201,379	1,438,794
Comprehensive Income	$9,565,533	$5,240,541	$17,509,161	$8,935,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$13,307,782	$7,496,603
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,770,360	889,876
Minority interest in loss of consolidated subsidiary	(3,027)	(19,325)
Changes in current assets and liabilities:
Trade accounts receivable, net	14,339,637	736,454
Other receivables, net	(48,046)	(714,381)
Advances to suppliers	(20,483,161)	(13,207,001)
Inventories	(22,679,207)	(3,426,008)
Accounts payable	1,292,495	(777,817)
Advances from customers	6,147,430	293,177
Other payables and accrued expenses	(405,840)	(21,184)
Related party payables	-	5,290,660
Net Cash Used in Operating Activities	(6,761,577)	(3,458,946)

Cash Flows from Investing Activities:
Changes in notes receivable	133,489	-
Purchase of property and equipment, net of value added tax refunds received	(435,472)	(3,902,348)
Purchase of land use rights	-	(195,887)
Net change in restricted cash	(7,771,455)	6,165,918
Net Cash (Used in) Provided by Investing Activities	(8,073,438)	2,067,683

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	37,813,493	22,281,328
Proceeds from issuance of notes payable - related party	12,577,667	-
Proceeds from issuance of Series B preferred stock	-	22,559,950
Payment on notes payable	(34,230,234)	(22,885,230)
Capital distribution to shareholders	-	(21,036,767)
Net Cash Provided by Financing Activities	16,160,926	919,281

Effect of Exchange Rate Changes on Cash	262,206	182,198

Net Change in Cash	1,588,117	(289,784)
Cash and Cash Equivalents at Beginning of Period	8,832,942	6,534,493
Cash and Cash Equivalents at End of Period	$10,421,059	$6,244,709

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,172,483	$1,589,863
Cash paid during the period for taxes	$1,809,864	$1,108,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – NATURE OF OPERATIONS

The Company’s operations are located in the People’s Republic of China (“PRC”). The Company manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). The Company also operates several production lines that refine products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. For the six months ended December 31, 2007, approximately 95.6% of the Company’s revenue is derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye, which is owned by the Company’s Principal stockholders, and its subsidiaries.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2007.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $55,206,222 and $32,791,928 at December 31, 2007 and June 30, 2007, respectively. The Company also had advances from its customers in the amount of $15,081,018 and $8,414,629 at December 31, 2007 and June 30, 2007, respectively.

Basic and Diluted Earnings per Common Share - The computation of basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding after giving effect of using the if-converted method for qualified participating securities during each period presented where the qualified participating securities are dilutive. Diluted earnings per common share are calculated by dividing income assuming dilution by the weighted-average number of common shares outstanding, including dilutive qualified participating securities and potential dilutive shares of common stock issuable upon conversion of non-participating securities. The Company does not have any non-participating potentially dilutive securities.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted income per share were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006

Net income	$6,687,792	$4,464,447	$13,307,782	$7,496,603
Weighted-average common shares outstanding	37,955,602	-	37,955,602	-
Effect of participating convertible Series B Preferred Stock	-	32,338,052	-	32,338,052
Weighted-Average Basic and Dilutive Common Shares Outstanding	37,955,602	32,338,052	37,955,602	32,338,052
Basic and Diluted Earnings per Common Share	$0.18	$0.14	$0.35	$0.23

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recent Accounting Pronouncements -In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31, 2007	June 30, 2007
Raw materials	$31,044,319	$9,719,288
Finished goods	15,898,460	12,984,016
Total Inventory	$46,942,779	$22,703,304

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

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

Property and equipment consisted of the following:

	December 31, 2007	June 30, 2007
Buildings and plant	$28,341,219	$27,150,150
Machinery	25,730,253	25,138,299
Office and other equipment	201,991	163,211
Vehicles	695,370	590,023
Construction in process	2,082,750	1,256,426
Total	57,051,583	54,298,109
Less accumulated depreciation	(8,790,018)	(6,726,756)
Net property, plant and equipment	$48,261,565	$47,571,353

NOTE 5 – NOTES PAYABLE

The following schedule sets forth the Company’s short-term notes payable and short term notes payable - related party as of the dates presented:

	Maturity Date	December 31, 2007	June 30, 2007
Short-term notes payable to suppliers, no interest rate, secured by cash deposits, guaranteed by related parties	3/29/2008	$40,059,611	$24,724,720
Note payable at 6.39% interest, secured by inventory	5/17/2008	5,468,889	5,246,039
Note payable at 6.840% interest, guaranteed by related party	8/7/2008	2,734,444	-
Note payable at 7.52% interest, guaranteed by related party	3/20/2008	2,734,444	-
Note payable at 6.91% interest, secured by property	3/20/2008	1,640,667	-
Note payable at 5.47% interest, secured by property	4/12/2008	2,461,000	-
Note payable at 6.12% interest, secured by inventory	3/14/2008	1,367,222	1,311,510
Note payable to bank at 6.435% interest, secured by inventory	7/10/2007	-	2,623,020
Note payable at 6.23% interest, guaranteed by related party	10/15/2007	-	3,672,227
Note payable at 7.25% interest, guaranteed by related party	9/24/2007	-	1,573,812
Note payable at 5.58% interest, secured by inventory	7/28/2007	-	2,623,020
Note payable at 6.25% interest, guaranteed by related party	3/12/2008	-	2,623,020
Note payable at 5.75% interest, guaranteed by related party	10/29/2006	-	6,557,548
Total Notes Payable		$56,466,277	$50,954,916

Notes payable to related parties no interest rate, secured by cash deposits	3/29/2008	$8,360,655	$2,325,802
Notes payable to related parties at 5.00% interest, unsecured	12/20/2009	7,099,998	-
		$15,460,653	$2,325,802

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the “Principal Shareholders.” These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the six months ended December 30, 2007 and 2006 were $49,648,028 and $89,016,512, respectively.

At December 31, 2007 and June 30, 2007, the amounts due under non-interest bearing notes to related parties were $15,460,653 and $2,325,802 respectively. The amounts due to related parties are incurred in the normal course of business.

On December 12, 2007, we entered into a purchase agreement with our Chairperson Ms. Lifang Chen and certain accredited investors, pursuant to which on December 14, 2007, Ms. Chen sold to certain accredited investors 2,000,000 shares of our common stock owned by her at a price per share of $4.25 for an aggregate purchase price of $8.5 million. The shares sold by Ms. Chen to these accredited investors are restricted securities and were originally acquired by Ms. Chen in connection with the reverse acquisition of Sutor BVI that was closed on February 1, 2007. Under the purchase agreement, we are obligated to register the shares sold by Ms. Chen within a pre-defined period. Ms. Chen is obligated under the agreement to bear all costs related to the registration of the shares.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months and carries an interest rate of 5% and is included in the accompanying balance sheet at December 31, 2007 under the caption short term loans - related parties.

NOTE 7 – INCOME TAXES

Foreign invested enterprises and foreign enterprises doing business in the PRC are generally subject to national enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. However, because the operations of the Company are conducted in a special region of the PRC, the Company has a reduced tax rate of 24%. As approved by local tax authority in the PRC, Changshu Huaye and Jiangsu Cold-Rolled were granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years. Changshu Huaye’s operations produced net income in 2004, and was exempt from the PRC tax in both 2004 and 2005, but is subject to an income tax rate of 12% commencing January 1, 2006 through December 31, 2008. During the six months ended December 31, 2006, Jiangsu Cold-Rolled’s operations had net loss and will be exempt from the PRC tax through December 31, 2008. Commencing January 1, 2009 through December 31, 2011, Jiangsu Cold-Rolled will be subject to an income tax rate of 12%.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-involved enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the foreign enterprise income tax, and its associated preferential tax treatments, beginning January 1, 2008.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and we will assess what impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes in the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that Sutor Technology Group Limited should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Commitment under Make Good Agreement - On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. The number of shares to be released at each year end is computed as 50 percent of the escrowed shares times the ratio of the deficiency in net income divided by the required net income. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the private placement investors received a contingent beneficial conversion option that will require the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $3.04 per share of common stock released. On December 7, 2007, the escrow agent returned 1,973,684 shares to the Principal Shareholder because the contingent issuance related to June 30, 2007 was not fulfilled as the Company achieved the net income requirement of the agreement for that period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – SEGMENT INFORMATION

The Company has two reportable segments represented by its two subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, as described in Note 1. Changshu Dongbang Sewage Disposal Co., Ltd. has been included with Changshu Huaye as its operations are insignificant and do not meet any of the quantitative thresholds for discrete presentation.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG steel products and PPGI products, while Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.

Certain segment information is presented below:

At December 31, 2007 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$62,595,386	$82,891,500	$(30,594,865)	$114,892,021
Total operating expenses	(1,532,850)	(1,041,050)	(179,002)	(2,752,902)
Interest income	186,986	35,191	-	222,177
Interest expense	(344,791)	(912,355)	-	(1,257,146)
Depreciation and amortization expense	(500,507)	(373,529)	-	(874,036)
Provision for income taxes	(833,562)	-	-	(833,562)
Net income (loss)	5,560,113	1,083,254	44,425	6,687,792
Capital expenditures, net of VAT refunds	95,376	(138,564)	-	(43,188)
Total assets	172,778,874	94,048,093	(65,112,576)	201,714,391

At December 31, 2006 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$74,576,723	$4,034,166	$-	$78,610,889
Total operating expenses	(1,614,094)	(69,399)	-	(1,683,493)
Interest income	104,897	519	-	105,416
Interest expense	(283,812)	-	-	(283,812)
Depreciation and amortization expense	(573,363)	(6,050)	-	(579,413)
Provision for income taxes	(632,411)	-	-	(632,411)
Net income (loss)	4,709,342	(264,220)	19,325	4,464,447
Capital expenditures	1,491,069	(842,703)	-	648,366
Total assets	93,322,275	28,155,770	(575,632)	120,902,413

At December 31, 2007 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$126,742,030	$139,371,244	$(51,731,161)	$214,382,113
Total operating expenses	(3,755,256)	(1,730,747)	(330,587)	(5,816,590)
Interest income	287,981	65,787	-	353,768
Interest expense	(919,169)	(1,253,314)	-	(2,172,483)
Depreciation and amortization expense	(983,105)	(787,255)	-	(1,770,360)
Provision for income taxes	(1,664,405)	-	-	(1,664,405)
Net income (loss)	11,007,740	2,757,426	(457,384)	13,307,782
Capital expenditures, net of VAT refunds	185,709	249,763	-	435,472
Total assets	172,778,874	94,048,093	(65,112,576)	201,714,391

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2006 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$135,973,906	$4,034,166	$-	$140,008,072
Total operating expenses	(2,871,859)	(211,031)	-	(3,082,890)
Interest income	323,107	1,929	-	325,036
Interest expense	(547,337)	-	-	(547,337)
Depreciation and amortization expense	(878,408)	(11,468)	-	(889,876)
Provision for income taxes	(1,021,507)	-	-	(1,021,507)
Net income (loss)	7,881,720	(404,442)	19,325	7,496,603
Capital expenditures	1,491,069	2,411,279	-	3,902,348
Total assets	93,322,275	28,155,770	(575,632)	120,902,413

NOTE 10 – GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December 31, 2007 and 2006:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
Geographic Area	2007	2006	2007	2006
People's Republic of China	$113,371,448	$63,994,443	$208,803,136	$120,419,496
Hong Kong	-	14,616,446	-	19,335,027
Other Countries	1,520,573	-	5,578,977	253,549
Total	$114,892,021	$78,610,889	$214,382,113	$140,008,072

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of this Quarterly Report and our Annual Report on Form 10-K for the year end June 30, 2007 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Our revenue increased from $190.59 million in fiscal year 2006 to $303.44 million in fiscal year 2007, representing a compounded growth rate of approximately 59.21%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation in October 2006 and January 2007, respectively and currently these two lines are operating at normal levels and contributing capacity. Jiangsu Cold-Rolled is constructing a HDG Steel production line which can produce both HDG of cold-rolled steel and hot-rolled steel and is expected to begin operations by the end of February 2008.  The addition of this new production will help the further growth of revenue in 2008.

Recent Developments

We have received approval for listing on The Nasdaq Capital Market ("Nasdaq") and our common stock started trading on Nasdaq under the symbol “SUTR” on February 11, 2008.

Second Fiscal Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second fiscal quarter of 2008 and growth in our revenue and net income. Our new AP Steel production line and cold-rolled production line contributed approximately $48.26 million revenue in the second fiscal quarter of 2008. We further strengthened our vertical integration. During this quarter, not only a big portion of our AP Steel products and cold-rolled products were used for the production of HDG Steel products and PPGI products, approximately 38.27% of the HDG Steel products were also used for the production of PPGI products. This enhanced vertical integration allowed us to achieve a higher gross margin in the three months ended December 31, 2007. Our second fiscal quarter financial results also benefited from increased direct sale to unrelated parties and changes in products mix. Sales to unrelated parties increased to 57.29% over the same period last year. In addition, revenue generated from sales of PPGI products, which is our higher-margin, higher-end products, also increased significantly in this quarter. The following are some financial highlights for the second fiscal quarter of 2008:

Revenue: Revenue increased approximately $36.28 million, or 46.15%, to approximately $114.89 million for the three months ended December 31, 2007 from approximately $78.61 million for the same period last year.

Gross Margin: Gross margin was 9.93% for the three months ended December 31, 2007, as compared to 8.67% for the same period last year.

Net Income: Net income increased approximately $2.22 million, or 49.80%, to approximately $6.69 million for three months ended December 31, 2007, from approximately $4.46 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.18 for three months ended December 31, 2007, as compared to $0.14 for the same period last year.

Revenue

Our revenue was mainly generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-Rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In the three months ended December 31, 2007 and 2006, Changshu Huaye generated revenue of approximately $62.59 million and approximately $74.58 million, which represented 54.49% and 94.87% of our total revenue, respectively. Such decrease was mainly attributable to the higher market demand of our cold-rolled steel products. As a result, we allocated more working capital to produce more cold-rolled steel products during the three months ended December 31, 2007. Jiangsu Cold-Rolled currently manufactures AP Steel and cold-rolled steel. In the three months ended December 31, 2007 and 2006, Jiangsu Cold-Rolled generated revenue of approximately $52.30 million and approximately $4.03 million, which represented 45.51% and 5.13% of our total revenue, respectively. We expect that Jiangsu Cold-Rolled’s revenue will increase significantly after its new HDG Steel production line starts operation in 2008.

Currently, a substantial portion of our products are sold through our affiliate Shanghai Huaye. Approximately $49.1 million, or 42.71% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2007, a decrease of 19.59% from 62.30% of our revenue in the same period last year. Such decrease was mainly due to our increased efforts in direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to the Company direct sales and so far this strategy has been successfully executed. While we expect to continue to maintain the relationship with Shanghai Huaye in the future, we plan to further increase our direct sale to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs of manufacturing, including the cost of our raw materials, labor and overhead.

Our direct costs of manufacturing are generally high when we first introduce a new product due to initial start-up costs and higher raw material consumption rate. As production volumes increase, we typically improve our manufacturing efficiency and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our AP Steel production line and cold-rolled steel production line, which started operation in October 2006 and January 2007, respectively, have a relatively high cost of production. As these two production lines started operating at normal level during the second quarter of fiscal year 2008, as a percentage of revenue, the cost of revenue decreased to 90.07% for the three months ended December 31, 2007 from 91.33% for the same period last year.

In the three months ended December 31, 2007, approximately 16.67% of our procurement was conducted through Shanghai Huaye. Due to the size of Shanghai Huaye, it has stronger bargaining power and our arrangement with Shanghai Huaye helps us get relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the three months ended December 31, 2007, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 12.88% and 4.04%, respectively. Gross margin for domestic and international sales were approximately 20.15% and 9.93%, respectively. Changes in our gross margin are primarily driven by changes in our product mix and degree of vertical integration.

To gain market penetration, we price our products at levels that we believe are competitive. Through our continuous efforts to improve manufacturing efficiency and reduce production costs, we believe that we are able to offer products of comparable or better quality to Chinese state-owned and international competitors at lower prices. General economic conditions, cost of raw materials as well as supply and demand of steel finishing fabrication products within our markets influence sales prices. Our high-end, value-added products generally tend to have higher profit margin.

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

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operation. We expect the dollar amount of our general and administrative expenses will increase as our business grows and we incur increased costs for being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, the cost of advertising, promotion, business travels, after-sale support, transportation cost and other sales related costs.

Our transportation costs for international sales are generally higher than domestic sales. Our export sales accounted for 1.32% of our revenue in the three months ended December 31, 2007 as compared to 18.59% for the same period last year for the reasons stated below. In addition, our transportation costs in connection with sales to unrelated parties are generally higher than those for sales to related parties. When we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges the transportation and bears the related costs. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price. As a result of the increase of our sales to unrelated parties from approximately $29.64 million for the three months ended December 31, 2006 to approximately $65.83 million, our selling expenses increased accordingly from approximately $0.53 million to approximately $0.96 million during such period.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the six months ended December 31, 2007.

BVI

Our wholly owned subsidiary Sutor Steel Technology Co., Ltd. was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

PRC

Foreign Invested Entities (“FIE”) established in the PRC are generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and will be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. Our other subsidiary, Jiangsu Cold-Rolled had full tax exemption for the calendar years 2007 and 2008, followed by 50% tax exemption for the next three years.

In addition, Changshu Huaye, being a FIE, is entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which take effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the EIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and we will assess the impact of the new regulations at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that Sutor Technology Group Limited should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Reportable Operating Segments

We have two reportable operating segments which are organized by our manufacturing facilities - Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled started production in the second fiscal quarter of 2007 and currently manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled is currently constructing a HDG Steel production line which is expected to be perative by the end of February 2008. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources.

Results of Operations

Comparison of Three Months Ended December 31, 2007 and December 31, 2006

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended December 31,
	2007		2006

	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$65,827.29	57.29%	$29,635.68	37.70%
Revenue from related parties	49,064.73	42.71%	48,975.21	62.30%
Total	114,892.02	100%	78,610.89	100%

Cost of Revenue:
Cost of revenue	84,327.96	73.40%	26,218.50	33.35%
Purchases from related parties	19,152.52	16.67%	45,574.45	57.98%
	103,480.48	90.07%	71,792.95	91.33%

Gross Profit	11,411.54	9.93%	6,817.94	8.67%

Operating Expenses
Selling	961.75	0.84%	528.20	0.67%
General and administrative	1,791.15	1.55%	1,155.29	1.47%
Total Operating Expenses	2,752.90	2.39%	1,683.49	2.14%

Income from Operations	8,658.64	7.54%	5,134.45	6.53%

Other Income (Expense)
Interest income	222.18	0.19%	105.42	0.13%
Other income	7.10	0.01%	144.70	0.18%
Interest expense	(1,257.15)	(1.09)%	(283.81)	(0.36)%
Other expense	(109.16)	(0.10)%	(8.57)	(0.01)%
Total Other Expense	(1,137.03)	(0.99)%	(42.26)	(0.05)%

Income Before Taxes and Minority Interest	7,521.61	6.55%	5,092.18	6.48%
Provision for income taxes	(833.56)	(0.72)%	(632.41)	(0.79)%
Minority interest in loss of consolidated subsidiary	(0.26)	(0.01)%	4.68	0.01%
Net Income	6,687.79	5.82%	4,464.45	5.68%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended December 31, 2007 and 2006.

	(All amounts, other than percentages, in thousands of U.S. dollars)
	Three Months Ended September 30,
	2007		2006
	Revenue	% of Total	Revenue	% of Total
		Revenue		Revenue
Geographic Data:
China	$113,371.45	98.68%	$63,994.44	81.41%
Hong Kong	-	-	14,616.45	18.59%
Other Countries	1,520.57	1.32%	-	-

Total revenue	114,892.02	100%	78,610.89	100%

Segment Data:
Changshu Huaye	62,595.39	54.48%	74,576.72	94.87%
Jiangsu Cold-Rolled	52,296.63	45.52%	4,034.17	5.13%

Revenue. Our revenue increased approximately $36.28 million, or 46.15% to approximately $114.89 million for the three months ended December 31, 2007 from approximately $78.61 million for the same period last year. This increase was mainly attributable to the addition of our cold-rolled steel production line and the expansion in production of our new AP Steel production line, which together contributed approximately $48.26 million revenue for the three months ended December 31, 2007. For the reasons we explained below, Changshu Huaye generated less revenue from manufacturing HDG Steel and PPGI products during the second quarter of fiscal year 2008 than that during the same period of fiscal year 2007.

On a geographic basis, our sales to markets outside of mainland China was approximately $1.52 million, accounting for 1.32% of our revenue in the three months ended December 31, 2007 as compared to approximately $14.62 million which was 18.59% of our revenue for the same period last year. Such percentage decrease was mainly due to the export tax rate adjustment still being uncertain during this fiscal quarter. This uncertainty caused our overseas customers to delay their orders. However, after January 1, 2008, the export rate was clarified by the PRC government and cold-rolled products and steel tube products still enjoy the 5% export tax rebate rate. We expect our export sales to resume during the third quarter of fiscal year 2008.

Our subsidiary Jiangsu Cold-Rolled experienced significant revenue growth during the three months ended December 31, 2007. After eliminating the inter-company sale, revenues contributed by Jiangsu Cold-Rolled were $52.29 million for the three months ended December 31, 2007. Revenue from the sales of our AP Steel and cold-rolled steel products to outside customers was approximately $6.08 million and $46.21 million for the three months ended December 31, 2007, respectively. Jiangsu Cold-Rolled generated limited revenue during the three months ended December 31, 2006 because its AP Steel production line and cold-rolled steel production line did not start operation until October 2006 and January 2007, respectively. Revenue contributed by Changshu Huaye decreased to approximately $62.60 million for the three months ended December 31, 2007, a decrease of approximately $11.98 million, or 16.07%, from approximately $74.57 million for the same period last year. Such decrease was mainly attributable to the higher market demand of our cold-rolled steel products. As a result, we allocated more working capital to produce more cold-rolled steel products during the three months ended December 31, 2007. In addition, as part of our vertical integration strategy, we continued to use more of our own HDG Steel products for the production of PPGI products in the three months ended December 31, 2007. While approximately all of our HDG Steel products were sold to third parties during the three months ended December 31, 2006, approximately 38.27% of our HDG Steel products was used for the production of PPGI products during this quarter.

In addition, our direct sales to unrelated parties for the three months ended December 31, 2007 increased by approximately $36.19 million, or 122.12% to approximately $65.83 million from approximately $29.64 million for the same period last year. Such increase was mainly due to our increased efforts on direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to the Company direct sales. We expect our sales to unrelated parties as compared with sales to related parties will continue to increase.

Cost of Revenue. Our cost of revenue increased approximately $31.69 million, or 44.14% to approximately $103.48 million for the three months ended December 31, 2007 from approximately $71.79 million for the same period last year. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 90.07% for the three months ended December 31, 2007 from 91.33% for the same period last year. Such percentage decrease was mainly attributable to our vertical integration and the expansion of production capacity. After the launch of our AP Steel production line and cold-rolled steel production line, we used a large portion of the AP Steel and cold-rolled steel produced by the two lines for the production of HDG Steel and PPGI products. As discussed above, we also used approximately 38.27% of our HDG Steel products for the production of our PPGI products during the three months ended December 31, 2007. The enhanced vertical integration resulted in the increase of our gross margin. In addition, the large sales volume during the three months ended December 31, 2007 allowed us to achieve economies of scale, which also contributed to the decrease of cost of revenue.

Gross Profit. Our gross profit increased approximately $4.59 million to approximately $11.41 million for the three months ended December 31, 2007 from approximately $6.82 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 9.93% for the three months ended December 31, 2007, as compared to 8.67% for the same period last year. Such gross margin increase was mainly due to the vertical integration and the increased sale to unrelated parties as discussed above. In addition, our sales of PPGI products accounted for approximately 26.77% of the total revenue for the three months ended December 31, 2007, as compared to 23.57% for the same period last year. Because our PPGI products generally have a higher gross margin than our HDG Steel products, the increased percentage of our PPGI products also contributed to the increase of our gross profits for the three months ended December 31, 2007.

Gross margin for Changshu Huaye increased to 12.88% for the three months ended December 31, 2007 from 8.92% for the same period last year, which was primarily attributable to the manufacturing vertical integration and the increasing sales to un-related parties.

Gross margin for Jiangsu Cold-Rolled was 4.04% for the three months ended December 31, 2007. Compared with our other products, AP Steel products and cold-rolled steel products generally have low gross margin of about 3% and 5%, respectively.

Total Operating Expenses. Our total operating expenses increased approximately $1.06 million to approximately $2.75 million for the three months ended December 31, 2007 from approximately $1.68 million for the same period last year. As a percentage of revenue, our total operating expenses increased to 2.39% for the three months ended December 31, 2007 from 2.14% for the same period last year.

General and Administrative Expenses. Our general and administrative expenses increased approximately $0.63 million to approximately $1.79 million for the three months ended December 31, 2007 from $1.16 million for the same period last year. As a percentage of revenue, general and administrative expenses increased to 1.55% for the three months ended December 31, 2007 from 1.47% for the same period last year. Both the dollar amount and the percentage increase were mainly attributable to the expenses incurred for being a U.S. public company and increased expenses due to the growth of our sales.

Selling Expenses. Our selling expenses increased approximately $0.43 million to $0.96 million for the three months ended December 31, 2007 from approximately $0.53 million for the same period last year. As a percentage of revenue, our selling expenses increased to 0.84% for the three months ended December 31, 2007 from 0.67% for the same period last year. Such dollar and percentage increase was mainly due to the increase of our sales to unrelated parties. The transportation costs in connection with sales to unrelated parties are generally higher than those for sales to related parties.

Interest Expense. Our interest expense increased approximately $0.97 million to approximately $1.26 million for the three months ended December 31, 2007 from approximately $0.28 million for the same period last year. As a percentage of revenue, our interest expenses increased to 1.09% for the three months ended December 31, 2007 from 0.36% for the same period last year. Such percentage change was mainly due to the increase of bank loan interest rate by 1.37% and an approximately $27.34 million increase in outstanding bank loan to purchase raw materials.

Provision for Income Taxes. We incurred income tax expense of $0.83 million and $0.63 million during the three months ended December 31, 2007 and 2006, respectively. All those tax expenses resulted from the operations of our subsidiary Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, increased approximately $2.22 million, or 49.80%, to approximately $6.69 million for the three months ended December 31, 2007 from $4.46 million for the same period last year, as a result of the factors described above.

Comparison of Six Months Ended December 31, 2007 and December 31, 2006

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Six Months Ended December 31,
	2007		2006
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	123,607.78	57.66%	49,738.59	35.53%
Revenue from related parties	90,774.33	42.34%	90,269.48	64.47%
Total	214,382.11	100.00%	140,008.07	100.00%

Cost of Revenue:
Cost of revenue	141,937.95	66.21%	39,336.95	28.10%
Purchases from related parties	49,648.03	23.16%	89,016.51	63.58%
	191,585.98	89.37%	128,353.46	91.68%

Gross Profit	22,796.13	10.63%	11,654.61	8.32%

Operating Expenses:
Selling	1,535.49	0.71%	1,198.91	0.85%
General and administrative	4,281.10	2.00%	1,883.98	1.35%
Total Operating Expenses	5,816.59	2.71%	3,082.89	2.20%

Income from Operations	16,979.54	7.92%	8,571.72	6.12%

Other Income (Expense)
Interest income	353.77	0.17%	325.04	0.23%
Other income	38.58	0.02%	158.09	0.11%
Interest expense	(2,172.48)	(1.01)%	(547.34)	(0.39)%
Other expense	(230.25)	(0.11)%	(8.72)	(0.01)%
Total Other Expense	(2,010.38)	(0.94)%	(72.93)	(0.05)%

Income Before Taxes and Minority Interest	14,969.16	6.98%	8,498.79	6.07%
Provision for income taxes	(1,664.41)	(0.78)%	(1,021.51)	(0.71)%
Minority interest in loss of consolidated subsidiary	3.03	0.01%	19.33	(0.01)%
Net Income	13,307.78	6.21%	7,496.60	5.35%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the six months ended December 31, 2007 and 2006.

	(All amounts, other than percentages, in thousands of U.S. dollars)
	Six Months Ended December 31,
	2007		2006
	Revenue	% of Total Revenue	Revenue	% of Total Revenue

Geographic Data:
China	$208,803.13	97.40%	$120,419.49	86.01%
Hong Kong	-		19,335.03	13.81%
Other Countries	5,578.98	2.60%	253.55	0.18%

Total revenue	214,382.11	100.00%	140,008.07	100.00%

Segment Data:
Changshu Huaye	126,742.03	59.12%	135,973.90	97.12%
Jiangsu Cold-Rolled	87,640.08	40.88%	4,034.17	2.88%

Revenue. Our revenue increased approximately $74.37 million, or 53.12% to approximately $214.38 million for the six months ended December 31, 2007 from approximately $140.01 million for the same period last year. This increase was mainly attributable to the addition of our cold-rolled steel production line and the expansion in production of our new AP Steel production line, which together contributed approximately $87.64 million revenue for the six months ended December 31, 2007. For the reasons we explained below, Changshu Huaye generated less revenue from manufacturing HDG Steel and PPGI products for the six months ended December 31, 2007 than that for the same period last year.

On a geographic basis, our sales to markets outside of mainland China was approximately $5.58 million, accounting for 2.60% of our revenue in the six months ended December 31, 2007 as compared to approximately $19.59 million which was 13.99% of our revenue for the same period last year. Such percentage decrease was mainly due to the export tax rate adjustment still being uncertain during this fiscal quarter. This uncertainty caused our overseas customers to delay their orders. However, after January 1, 2008, the export rate was clarified by the PRC government and cold-rolled products and steel tube products still enjoy the 5% export tax rebate rate. We expect our export sales to resume during the third quarter of fiscal year 2008.

Our subsidiary Jiangsu Cold-Rolled experienced significant revenue growth during the six months ended December 31, 2007. After eliminating the inter-company sale, revenues contributed by Jiangsu Cold-Rolled were $87.64 million for the six months ended December 31, 2007. Revenue from the sales of our AP Steel and cold-rolled steel products to outside customers was approximately $15.58 million and $72.06 million for the six months ended December 31, 2007, respectively. Jiangsu Cold-Rolled generated limited revenue during the six months ended December 31, 2006 because its AP Steel production line and cold-rolled steel production line did not start operation until October 2006 and January 2007, respectively. Since we have implemented the vertical integration strategy commencing January 2007, a large portion of Jiangsu Cold-Rolled’s products were used internally as raw materials for our subsidiary Changshu Huaye. Revenue contributed by Changshu Huaye decreased to approximately $126.74 million for the six months ended December 31, 2007, a decrease of approximately $9.23 million, or 6.79%, from approximately $135.97 million for the same period last year. Such decrease was mainly attributable to the higher market demand for our cold-rolled steel products. As a result, we allocated more working capital to produce cold-rolled steel products during the six months ended December 31, 2007. In addition, as part of our vertical integration strategy, we continued to use more of our own HDG Steel products for the production of PPGI products in the six months ended December 31, 2007 to reduce the production costs. While approximately all of our HDG Steel products were sold to third parties during the six months ended December 31, 2006, approximately 38.27% of our HDG Steel products was used for the production of PPGI products during this quarter. The increase in the sales of PPGI Steel products was primarily attributable to the higher market demand.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties for the six months ended December 31, 2007 increased approximately $73.87 million, or 148.51% to approximately $123.61 million from $49.74 million for the same period last year. Such increase was mainly due to our increased efforts on direct marketing and sales. In December 2006, we started to transfer the market channels from our related parties to our Company, which resulted in the increase of our direct sales to unrelated parties for the six months ended December 31, 2007. We expect our sales to unrelated parties as compared with sales to related parties will continue to increase in the next few quarters.

Cost of Revenue. Our cost of revenue increased approximately $63.23 million, or 49.26% to approximately $191.58 million for the six months ended December 31, 2007 from approximately $128.35 million for the same period last year. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 89.37% for the six months ended December 31, 2007 from 91.68% for the same period last year. Such percentage change was mainly attributable to our vertical integration and the expansion of our production.

Gross Profit. Our gross profit increased approximately $11.14 million to approximately $22.79 million for the six months ended December 31, 2007 from approximately $11.65 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 10.63% for the six months ended December 31, 2007, as compared to 8.32% for the same period last year. Such gross margin change was mainly due to the vertical integration and the increased sale to unrelated parties as discussed above. In addition, our sales of PPGI products accounted for approximately 29.04% of the total revenue for the six months ended December 31, 2007, as compared to 26.75% for the same period last year. Because our PPGI products generally have a higher gross margin than our HDG Steel products, the increased percentage of our PPGI products also contributed to the increase of our gross profits for the six months ended December 31, 2007.

Gross margin for Changshu Huaye increased to 13.60% for the six months ended December 31, 2007 from 8.71% for the same period last year, which was primarily attributable to the manufacturing vertical integration and the increasing sales to un-related parties.

Gross margin for Jiangsu Cold-Rolled was 4.48% for the six months ended December 31, 2007. Compared with our other products, AP Steel products and cold-rolled steel products generally have low gross margin of about 3% and 5%, respectively.

Total Operating Expenses. Our total operating expenses increased approximately $2.73 million to approximately $5.81 million for the six months ended December 31, 2007 from approximately $3.08 million for the same period last year. As a percentage of revenue, our total operating expenses increased to 2.71% for the six months ended December 31, 2007 from 2.20% for the same period last year.

General and Administrative Expenses. Our general and administrative expenses increased approximately $2.40 million to approximately $4.28 million for the six months ended December 31, 2007 from approximately $1.88 million for the same period last year. As a percentage of revenue, general and administrative expenses increased to 2.00% for the six months ended December 31, 2007 from 1.35% for the same period last year. Both the dollar amount and percentage increase were mainly attributable to the expenses incurred for being a U.S. public company and increased expenses due to the growth of our sales.

Selling Expenses. Our selling expenses increased approximately $0.34 million to approximately $1.54 million for the six months ended December 31, 2007 from approximately $1.20 million for the same period last year. As a percentage of revenue, our selling expenses decreased to 0.71% for the six months ended December 31, 2007 from 0.85% for the same period last year. Such dollar increase was mainly due to the increase of our sales to unrelated parties. The transportation costs in connection with sales to unrelated parties are generally higher than those for sales to related parties.

Interest Expense. Our interest expense increased approximately $1.62 million to approximately $2.17 million for the six months ended December 31, 2007 from approximately $0.55 million for the same period last year. As a percentage of revenue, our interest expenses increased to 1.01% for the six months ended December 31, 2007 from 0.39% for the same period last year. Such percentage change was mainly due to the increase of bank loan interest rate by 1.37% and an approximately $27.34 million increase in outstanding bank loan to purchase raw materials.

Provision for Income Taxes. We incurred income tax expense of approximately $1.66 million and $1.02 million during the six months ended December 31, 2007 and 2006, respectively. All those tax expenses resulted from the operations of our subsidiary Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, increased approximately $5.81 million, or 77.52%, to approximately $13.31 million for the six months ended December 31, 2007 from approximately $7.50 million for the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents (excluding restricted cash) of approximately $10.42 million and restricted cash of approximately $36.95 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this quarterly report.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	(in thousands)
	2007	2006

Net cash used in operating activities	$(6,761.58)	$(3,458.95)
Net cash provided by (used in) investing activities	(8,073.44)	2,067.68
Net cash provided by financing activities	16,160.93	919.28
Effect of exchange rate changes on cash	262.21	182.20
Net cash flow	$1,588.12	$(289.79)

Operating Activities:

Net cash used in operating activities was approximately $6.76 million for the six months ended December 31, 2007, an increase of approximately $3.30 million from approximately $3.46 million net cash used in operating activities for the same period last year. Such increase was primarily attributable to the approximately $ 7.28 million increase in advances to suppliers, the approximately $19.25 million increase in inventories and the trade accounts receivable of $13.60 million.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the six months ended December 31, 2007 was approximately $8.07 million, which is an increase of approximately $10.14 million from approximately $2.07 million net cash provided by investing activities for the same period in 2006. Such increase in net cash used in investing activities was mainly due to the $13.94 million increase in restricted cash.

Financing Activities:

Net cash provided by financing activities for the six months ended December 31, 2007 totaled approximately $16.16 million as compared to approximately $0.92 million provided by financing activities for the same period last year. The increase of cash provided by financing activities was mainly attributable to the issuance of notes payable of approximately $37.81 million which more than offset the approximately $34.23 million payment of notes payable in this period.

Loan Facilities:

We believe we currently maintain a good business relationship with many banks. As of December 31, 2007, the maturities for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts*	Starting Date	Maturity Date
Agricultural Bank of China, Changshu Branch	1.78	2007-8-24	2008-8-22
Agricultural Bank of China, Changshu Branch	11.07	2007-9-5	2008-3-4
Agricultural Bank of China, Changshu Branch	1.37	2007-12-24	2008-6-23
Agricultural Bank of China, Changshu Branch	9.02	2007-12-25	2008-6-24
Agricultural Bank of China, Changshu Branch	0.68	2007-10-22	2008-4-22
Agricultural Bank of China, Changshu Branch	0.68	2007-12-26	2008-1-26

Agricultural Bank of China, Changshu Branch	2.87	2007-12-26	2008-1-26
China Industry and Commerce Bank Changshu Branch	1.37	2007-3-16	2008-3-14
China Industry and Commerce Bank Changshu Branch	2.73	2007-4-2	2008-4-1
China Industry and Commerce Bank Changshu Branch	1.37	2007-5-17	2008-5-16
China Industry and Commerce Bank Changshu Branch	1.37	2007-5-18	2008-5-17
China CITIC Bank, Wuxi Branch	2.74	2007-8-3	2008-8-3
Bank of Jiangsu, Nantong Branch	2.74	2007-8-8	2008-8-7
Changshu Rural Commercial Bank	1.64	2007-9-24	2008-3-20
Changshu Rural Commercial Bank	2.46	2007-10-12	2008-4-12
Agricultural Bank of China, Changshu Branch	1.37	2007-7-31	2008-1-31
Agricultural Bank of China, Changshu Branch	2.74	2007-7-30	2008-1-30
China Industry and Commerce Bank Changshu Branch	2.73	2007-8-16	2008-2-15
China Construction Bank Changshu Branch	5.47	2007-9-29	2008-3-29
Agricultural Bank of China, Changshu Branch	0.27	2007-10-22	2008-4-22
Total	56.47
* Calculated on the basis that $1 = RMB 7.3141

On February 1, 2007, through a private placement, we raised approximately $12 million in gross proceeds, which left us with approximately $10.57 million in net proceeds after the deduction of offering expenses of approximately $1.43 million. We are using the proceeds to build an additional zinc & aluminum galvanizing production line for the expansion of our production capacity. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

On December 20, 2007, Ms. Lifang Chen loaned $7,100,000 out of the proceeds that she received from her private resale of her 2,000,000 shares of our common stock on December 14, 2007 to our subsidiary Sutor Steel Technology Co., Ltd., or Sutor BVI, for our working capital needs. The annual interest rate for the loan was 5%. The loan has a two-year term. For additional information regarding the private sale of common stock by Ms. Chen and the related transaction agreements, please see our current report on Form 8-K filed on December 18, 2007 and the exhibit attached thereto.

Our material capital expenditure requirement for fiscal year 2008 is approximately $30 million, which will be used for construction of the new zinc& aluminum galvanizing production line. In addition, we expect that an additional $30 million of working capital will be needed to maintain our business operations for the second six-month period of 2008 which will be raised through bank loans. We repaid four bank loans in the total amount of $7.66 million in January 2008 and borrowed new loans in the total amount of $4.1 million after January 2008. In the coming 12 months, we have approximately $48.81 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change; however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since September 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.5% and 7.3% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities on December 31, 2007 would decrease net income before provision for income taxes by approximately $0.14 million for the three months ended December 31, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Liuhua Guo, our President and Chief Executive Officer, and Yongfei Jiang, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

This “Risk Factors” section provides the following new risk factor to the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the SEC on September 28, 2007.

Protectionist measures adopted by the governments in some of our main markets could adversely affect our export sales.

During the six months ended December 31, 2007, about 2.60% of our revenue generated from our sales to markets outside of mainland China. Accordingly, our exported products may be subject to numerous protective tariffs, duties and quotas which reduce our competitiveness in, and limit our access to, particular markets, any of which could have an adverse effect on our results of operations and financial condition.

In December 2007, the European Commission, at the request of the European domestic steel industry, initiated anti-dumping investigations into certain hot-dipped metallic-coated iron or steel flat-rolled products imported from China. Our subsidiary Changshu Huaye and some other Chinese exporting producers of the products concerned are actively participating as respondents in this investigation. The EU anti-dumping investigation normally takes no more than a year, and in any case must be completed within 15 months. We are unable to predict whether any anti-dumping duties and/or other trade restrictions may be imposed on the importation of our products in the European Union as a result of this anti-dumping proceeding. If such protectionist measures occur, the cost of our products may be increased and our exports and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On December 20, 2007, Ms. Lifang Chen entered into a loan agreement (the “Loan Agreement”) with Sutor BVI pursuant to which Ms. Chen loaned $7,100,000 to Sutor BVI for our working capital needs. The annual interest rate for the loan was 5%. The loan has a two-year term.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Loan Agreement. The foregoing description is qualified in its entirety by reference to the Loan Agreement filed as Exhibit 10.23 to our Registration Statement on Form S-1, filed on January 28, 2008.

ITEM 6.  EXHIBITS.

EXHIBITS.

10.1
Loan Agreement, dated December 20, 2007, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen (Incorporated by reference to Exhibit 10.23 to the registrant's registration statement on Form S-1 filed on January 28, 2008).

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

DATED: February 14, 2008

SUTOR TECHNOLOGY GROUP LIMITED

By: /s/ Yongfei Jiang
Yongfei Jiang
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Loan Agreement, dated December 20, 2007, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen (Incorporated by reference to Exhibit 10.23 to the registrant's registration statement on Form S-1 filed on January 28, 2008).

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