Form 10-Q
period 2008-03-31
Sutor Technology Group LTD
filed 2008-05-15
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1 Financial Statements

	March 31,	June 30,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$4,895,102	$8,832,942
Restricted cash	44,039,788	27,799,475
Trade accounts receivable, net of allowance for
doubtful accounts of $73,938 and $2,947, respectively	1,091,491	14,768,954
Other receivables	70,117	44,226
Accounts receivable, related parties	9,721,464	-
Advances to suppliers, net of allowance
of $3,927,219 and $499,842, respectively	28,499,133	32,791,928
Inventory	54,997,550	22,703,304
Notes receivable	7,120	203,546
Total Current Assets	143,321,765	107,144,375
Property and Equipment, net of accumulated depreciation
of $10,075,473 and $6,726,756, respectively	55,670,416	47,571,353
Intangible Assets, net of accumulated amortization of
$262,519 and $188,132, respectively	3,186,807	2,988,589
TOTAL ASSETS	$202,178,988	$157,704,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,419,736	$3,916,596
Advances from customers	11,638,826	8,414,629
Other payables and accrued expenses	2,752,372	2,707,473
Short-term notes payable	53,606,277	50,954,916
Short-term notes payable - related party	7,099,998	2,325,802
Total Current Liabilities	82,517,209	68,319,416
Minority Interest in Net Assets of Subsidiary	36,044	32,812
Stockholders' Equity
Undesignated preferred stock - $0.001 par value;
1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	7,748,269	7,748,269
Retained earnings	60,575,771	39,475,731
Accumulated other comprehensive income	14,093,576	4,919,970
Total Stockholders' Equity	119,625,735	89,352,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,178,988	$157,704,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Revenue:
Revenue	$45,258,150	$45,004,929	$168,865,930	$94,743,517
Revenue from related parties	52,843,085	26,279,012	143,617,418	116,548,496
	98,101,235	71,283,941	312,483,348	211,292,013

Cost of Revenue
Cost of revenue	53,443,350	32,464,340	195,381,301	71,801,289
Purchases from related parties	32,840,446	31,574,392	82,488,474	120,590,904
	86,283,796	64,038,732	277,869,775	192,392,193

Gross Profit	11,817,439	7,245,209	34,613,573	18,899,820

Operating Expenses:
Selling expense	550,291	456,591	2,085,784	1,655,506
General and administrative expense	1,087,563	1,810,000	5,368,660	3,693,975
Total Operating Expenses	1,637,854	2,266,591	7,454,444	5,349,481
Income from Operations	10,179,585	4,978,618	27,159,129	13,550,339

Other Income (Expense):
Interest income	309,486	222,527	663,254	547,563
Other income	90,333	25,297	128,918	183,384
Interest expense	(1,764,273)	(367,743)	(3,936,756)	(915,080)
Other expense	(113,008)	(293,726)	(343,262)	(302,448)
Total Other Income (Expense)	(1,477,462)	(413,645)	(3,487,846)	(486,581)

Income Before Taxes and
Minority Interest	8,702,123	4,564,973	23,671,283	13,063,758
Provision for income taxes	(903,606)	(680,621)	(2,568,011)	(1,702,128)
Minority interest in loss (income)
of consolidated subsidiary	(6,259)	1,607	(3,232)	20,932

Net Income	$7,792,258	$3,885,959	$21,100,040	$11,382,562

Basic and Diluted Earnings
per Common Share	$0.21	$0.11	$0.56	$0.34

Net Income	$7,792,258	$3,885,959	$21,100,040	$11,382,562
Foreign currency translation
adjustment	4,972,227	131,199	9,173,606	1,569,993
Comprehensive Income	$12,764,485	$4,017,158	$30,273,646	$12,952,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$21,100,040	$11,382,562
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	2,703,957	1,604,854
Minority interest in income (loss) of consolidated subsidiary	3,232	(20,932)
Gain on sale of equipment	(2,722)	-
Stock based compensation	-	528,077
Changes in current assets and liabilities:
Trade accounts receivable, net	14,187,846	(180,497)
Other receivables, net	(20,977)	(43,346)
Advances to suppliers	6,746,811	(25,708,280)
Inventories	(28,808,894)	(5,541,039)
Accounts payable	3,006,624	(1,121,282)
Advances from customers	2,375,369	(64,368)
Other payables and accrued expenses	(177,945)	880,562
Related party receivables or payables	(9,373,474)	1,916,357
Net Cash (Used in) Provided by Operating Activities	11,739,867	(16,367,332)

Cash Flows from Investing Activities:
Changes in notes receivable	203,059	33,321
Purchase of property and equipment,
net of value added tax refunds received	(6,469,417)	(5,791,904)
Proceeds from sale of equipment	10,139	-
Purchase of land use rights	-	(197,146)
Net change in restricted cash	(13,152,963)	16,082,694
Net Cash (Used in) Provided by Investing Activities	(19,409,182)	10,126,965

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	66,032,525	39,785,358
Proceeds from issuance of notes payable - related party	7,099,998	-
Proceeds from issuance of Series B preferred stock	-	33,130,712
Payment on notes payable and short term loans	(67,666,600)	(41,000,933)
Payment on short term loans - related party	(2,211,931)	-
Capital distribution to shareholders	-	(21,036,767)
Net Cash Provided by Financing Activities	3,253,992	10,878,370

Effect of Exchange Rate Changes on Cash	477,483	186,536

Net Change in Cash	(3,937,840)	4,824,539
Cash and Cash Equivalents at Beginning of Period	8,832,942	6,534,493
Cash and Cash Equivalents at End of Period	$4,895,102	$11,359,032

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,936,756	$915,080
Cash paid during the period for taxes	$2,715,920	$1,108,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 1 – NATURE OF OPERATIONS

Sutor Technology Group Limited’s (the “Company”) operations are located in the People’s Republic of China (“PRC”). The Company manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”), acid pickled steel (“AP Steel”) and cold-rolled steel. For the nine months ended March 31, 2008, approximately 97% of the Company’s revenue is derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye Iron & Steel Group Co., Ltd. (“Shanghai Huaye”), which is owned by the two individuals (the “Principal Shareholder”), who  collectively own 79.9% of the Company  and its subsidiaries.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 28, 2007.

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

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $28,499,133 and $32,791,928 at March 31, 2008 and June 30, 2007, respectively. The Company also had advances from its customers in the amount of $11,638,826 and $8,414,629 at March 31, 2008 and June 30, 2007, respectively.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted income per share were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007

Net income	$7,792,258	$3,885,959	$21,100,040	$11,382,562

Weighted-Average Common Shares Outstanding	37,955,602	-	37,955,602	3,067,238
Effect of participating convertible Series B Preferred Stock	-	-	-	30,418,343
Weighted-Average Basic and Dilutive Common Shares Outstanding	37,955,602	35,958,250	37,955,602	33,485,581
Basic and Diluted Earnings per Common Share	$0.21	$0.11	$0.56	$0.34

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS No.157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	March 31,	June 30,
	2008	2007
Raw materials	$19,137,427	$9,719,288
Finished goods	35,860,123	12,984,016
Total Inventory	$54,997,550	$22,703,304

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

Property and equipment consisted of the following:

	March 31,	June 30,
	2008	2007
Buildings and plant	$29,546,368	$27,150,150
Machinery	27,873,994	25,138,299
Vehicles	213,216	163,211
Office and other equipment	696,372	590,023
Construction in process	7,415,939	1,256,426
Total	65,745,889	54,298,109
Less accumulated depreciation	(10,075,473)	(6,726,756)
Net property, plant and equipment	$55,670,416	$47,571,353

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE

The following schedule sets forth the Company’s short-term notes payable and short term notes payable - related party as of the dates presented:

	Maturity	March 31,	June 30,
	Date	2008	2007
Short-term notes payable to suppliers, no interest rate,
secured by cash deposits, guaranteed by related parties	3/29/2008	$7,751,702	$24,724,719
Note payable at 6.39% interest, secured by inventory	5/17/2008	5,696,221	5,246,039
Note payable at 6.84% interest, guaranteed by related party	8/7/2008	2,848,110	-
Note payable at 7.52% interest, guaranteed by related party	3/20/2008	2,848,110	-
Note payable at 6.91% interest, secured by property	3/20/2008	1,708,866	-
Note payable at 5.47% interest, secured by property	4/12/2008	2,563,299	-
Note payable to bank at 6.57% interest, secured by related party	9/3/2008	17,658,284	-
Note payable to bank at 6.24% interest, secured by inventory	6/24/2008	10,822,819	-
Note payable to bank at 6.90% interest, secured by inventory	9/10/2008	1,708,866	-
Note payable at 6.12% interest, secured by inventory	3/14/2008	-	1,311,510
Note payable to bank at 6.44% interest, secured by inventory	7/10/2007	-	2,623,020
Note payable at 6.23% interest, guaranteed by related party	10/15/2007	-	3,672,227
Note payable at 7.25% interest, guaranteed by related party	9/24/2007	-	1,573,812
Note payable at 5.58% interest, secured by inventory	7/28/2007	-	2,623,020
Note payable at 6.25% interest, guaranteed by related party	3/12/2008	-	2,623,020
Note payable at 5.75% interest, guaranteed by related party	10/29/2007	-	6,557,549
Total Notes Payable		$53,606,277	$50,954,916

Notes payable to related parties no interest rate,
secured by cash deposits	3/29/2008	$-	$2,325,802
Notes payable to related parties at 5.00% interest, unsecured	12/20/2009	7,099,998	-
		$7,099,998	$2,325,802

NOTE 6 – RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the Principal Shareholders. These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the nine months ended March 31, 2008 and 2007 were $82,488,474 and $120,590,904, respectively.

At March 31, 2008 and June 30, 2007, the amounts due under non-interest bearing notes to related parties were $7,099,998 and $2,325,802 respectively. The amounts due to related parties are incurred in the normal course of business.

On December 12, 2007, we entered into a purchase agreement with our Chairperson Ms. Lifang Chen and certain accredited investors, pursuant to which on December 14, 2007, Ms. Chen sold to certain accredited investors 2,000,000 shares of our common stock owned by her at a price per share of $4.25 for an aggregate purchase price of $8.5 million. The shares sold by Ms. Chen to these accredited investors are restricted securities and were originally acquired by Ms. Chen in connection with the reverse acquisition of Sutor BVI that was closed on February 1, 2007. Under the purchase agreement, we were obligated to register the shares sold by Ms. Chen within a pre-defined period. Ms. Chen was obligated under the agreement to bear all costs related to the registration of the shares. The Company fulfilled their obligation by filing the required registration statement in January 2008.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months and carries an interest rate of 5% and is included in the accompanying balance sheet at March 31, 2008 under the caption short term loans – related parties.

NOTE 7 – INCOME TAXES

Before the implementation of the new Enterprise Income Tax Law (“EIT Law”) as discussed below, Foreign Invested Entities (“FIE”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and would be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. Our other subsidiary, Jiangsu Cold-Rolled had the same two-year full tax exemption for the calendar years 2006 and 2007, followed by 50% tax exemption for the next three years.

In addition, Changshu Huaye, being a FIE, was entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT rate of 12.5% for the calendar year of 2008 and will be subject to EIT rate of 25% for 2009 and beyond. Jiangsu Cold-Rolled is exempt from EIT for the calendar year 2008 and will be subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on the Company’s business, fiscal condition and current operations in China.

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

NOTE 9 – SEGMENT INFORMATION

The Company has two reportable segments represented by its two subsidiaries Changshu Huaye and Jiangsu Cold-Rolled. Changshu Dongbang Sewage Disposal Co., Ltd. has been included with Changshu Huaye as its operations are insignificant and do not meet any of the quantitative thresholds for discrete presentation.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces hot-dip galvanized steel products and prepainted galvanized products, while Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain segment information is presented below:

At March 31, 2008 and for the three months ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$62,291,095	$73,276,509	$(37,466,369)	$98,101,235
Total operating expenses	(789,891)	(659,301)	(188,661)	(1,637,854)
Interest revenue	289,524	19,962	-	309,486
Interest expense	(435,545)	(1,328,728)	-	(1,764,273)
Depreciation and amortization expense	(513,113)	(420,484)	-	(933,597)
Provision for income taxes	(903,606)	-	-	(903,606)
Net income (loss)	6,752,125	1,108,652	(68,519)	7,792,258
Capital expenditures, net of VAT refunds	41,691	5,992,254	-	6,033,945
Total assets	192,854,970	131,785,689	(122,461,671)	202,178,988

At March 31, 2007 and for the three months ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$56,721,007	$24,547,227	(9,984,293)	$71,283,941
Total operating expenses	(881,876)	(167,476)	(1,217,239)	(2,266,591)
Interest income	203,108	922	18,497	222,527
Interest expense	(367,743)	-	-	(367,743)
Depreciation and amortization expense	471,358	243,620	-	714,978
Provision for income taxes	(680,621)	-	-	(680,621)
Net income (loss)	4,763,564	537,212	(1,414,817)	3,885,959
Capital expenditures	(6,342,379)	4,657,005	-	(1,685,374)
Total assets	135,519,735	1,059,131	(3,324,045)	133,254,821

At March 31, 2008 and for the nine months ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$189,033,125	$212,647,753	$(89,197,530)	$312,483,348
Total operating expenses	(4,545,147)	(2,390,048)	(519,249)	(7,454,444)
Interest revenue	577,505	85,749	-	663,254
Interest expense	(1,354,714)	(2,582,042)	-	(3,936,756)
Depreciation and amortization expense	(1,496,218)	(1,207,739)	-	(2,703,957)
Provision for income taxes	(2,568,011)	-	-	(2,568,011)
Net income (loss)	17,759,865	3,866,078	(525,903)	21,100,040
Capital expenditures, net of VAT refunds	227,400	6,242,017	-	6,469,417
Total assets	192,854,970	131,785,689	(122,461,671)	202,178,988

At March 31, 2007 and for the nine months ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$192,694,913	$28,581,393	$(9,984,293)	$211,292,013
Total operating expenses	(3,753,735)	(378,507)	(1,217,239)	(5,349,481)
Interest income	526,215	2,851	18,497	547,563
Interest expense	(915,080)	-	-	(915,080)
Depreciation and amortization expense	(1,349,766)	(255,088)	-	(1,604,854)
Provision for income taxes	(1,702,128)	-	-	(1,702,128)
Net income (loss)	12,645,284	132,770	(1,395,492)	11,382,562
Capital expenditures	1,539,341	4,252,563	-	5,791,904
Total assets	135,519,735	1,059,131	(3,324,045)	133,254,821

NOTE 10 – GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2008 and 2007:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
Geographic Area	2008	2007	2008	2007
People's Republic of China	$96,249,435	$68,184,609	$305,052,571	$188,604,105
Hong Kong	508,500	1,284,551	508,500	20,619,578
Other Countries	1,343,300	1,814,781	6,922,277	2,068,330
Total	$98,101,235	$71,283,941	$312,483,348	$211,292,013

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

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Changshu Huaye” are to our indirect, wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iii) “Jiangsu Cold-Rolled” are to our indirect, wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC corporation owned by our chairwoman and majority shareholder Lifang Chen, an “Affiliated Company,” with which the Company has distribution and procurement agreements, and its subsidiaries; (v) “Securities Act” are to the Securities Act of 1933, as amended; (vi) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (vii) “RMB” are to Renminbi, the legal currency of China; (viii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (ix) “China” and “PRC” are to the People’s Republic of China; and (x) “BVI” are to the British Virgin Islands.

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

Our revenue has increased from $165.38 million in fiscal year 2005 to $303.44 million in fiscal year 2007, representing a compounded growth rate of approximately 35.45%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation in October 2006 and January 2007, respectively and currently, these two lines are operating at normal levels and contributing capacity.  Jiangsu Cold-Rolled’s HDG Steel production line, which can produce both HDG of cold-rolled steel and hot-rolled steel, began commissioning in February 2008 and is expected to start production in the first quarter of fiscal year 2009.

Third Fiscal Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the third fiscal quarter of 2008 and growth in our revenue and net income. Our new AP Steel production line and cold-rolled production line contributed approximately $35.81 million revenue in the third fiscal quarter of 2008. We further strengthened our vertical integration. During this quarter, a large portion of our AP Steel and cold-rolled products were used for the production of HDG Steel and PPGI products, and approximately 56.89% of the HDG Steel products were used for the production of PPGI products. This enhanced vertical integration allowed us to achieve a higher gross margin in the three months ended March 31, 2008 compared to the same period in the previous year. In addition, revenue generated from sales of PPGI products, which are our higher-margin, higher-end products, also increased in this quarter. The following are some financial highlights for the third fiscal quarter of 2008:

Revenue: Revenue increased $26.82 million, or 37.62%, to $98.10 million for the three months ended March 31, 2008 from $71.28 million for the same period last year.

Gross Margin: Gross margin was 12.05% for the three months ended March 31, 2008, as compared to 10.16% for the same period last year.

Net Income: Net income increased $3.90 million, or 100.52%, to $7.79 million for three months ended March 31, 2008, from $3.89 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.21 for three months ended March 31, 2008, as compared to $0.11 for the same period last year.

Recent Development

On and effective May 12, 2008, liuhua Guo resigned as the Company’s Chief Executive Office and Lifang Chen, our Chairwoman, was appointed as the new Chief Executive Officer. Mr. Guo’s resignation was due to personal reasons and he will work for the Company on part time basis.

Revenue

Our revenue was primarily generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-Rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In the three months ended March 31, 2008 and 2007, Changshu Huaye generated revenue of $62.29 million and $56.72 million, which represented 63.50% and 79.57% of our total revenue, respectively. Jiangsu Cold-Rolled currently manufactures AP Steel and cold-rolled steel. In the three months ended March 31, 2008 and 2007, Jiangsu Cold-Rolled generated revenue of $35.81 million and $14.56 million, which represented 36.50% and 20.43% of our total revenue, respectively. Jiangsu Cold-Rolled’s HDG Steel production line, which can produce both HDG of cold-rolled steel and hot-rolled steel, began commissioning in February 2008 and is expected to start production in the first quarter of fiscal year 2009. We expect that Jiangsu Cold-Rolled’s revenue will increase significantly after its new HDG Steel production line starts operation.

Currently, a substantial portion of our products is sold through our affiliate Shanghai Huaye. While we expect to continue to maintain the relationship with Shanghai Huaye in the future, we plan to further increase our direct sale to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs of manufacturing, including the cost of our raw materials, labor and overhead.

Our direct costs of manufacturing are generally high when we first introduce a new product due to initial start-up costs and higher raw material consumption rate. As production volumes increase, we typically improve our manufacturing efficiency and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our AP Steel production line and cold-rolled steel production line, which started operation in October 2006 and January 2007, respectively, have a relatively high cost of production. As these two production lines started operating at normal levels during the third quarter of fiscal year 2008, as a percentage of revenue, the cost of revenue decreased to 87.95% for the three months ended March 31, 2008 from 89.84% for the same period last year.

In the three months ended March 31, 2008, approximately 33.48% of our procurement was conducted through Shanghai Huaye. Due to the size of Shanghai Huaye, it has stronger bargaining power and our arrangement with Shanghai Huaye helps us get relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the three months ended March 31, 2008, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 13.93% and 4.17%, respectively. Changes in our gross margin are primarily driven by changes in our product mix, scale of production and degree of vertical integration. Gross margin for sales to unrelated parties was 14.18% in the third fiscal quarter of 2008, as compared to 10.06% for sales to related parties for the same period last year. We sold most of our AP Steel and cold-rolled steel products through our affiliate Shanghai Huaye. As our AP Steel and cold-rolled steel products generally have a lower gross margin than HDG Steel and PPGI products, our gross margin of sales to Shanghai Huaye was lower than that of direct sales.

To gain market penetration, we price our products at levels that we believe are competitive. Through our continuous efforts to improve manufacturing efficiency and reduce production costs, we believe that we are able to offer products of comparable or better quality to Chinese state-owned and international competitors at lower prices. General economic conditions, cost of raw materials and the supply and demand of steel finishing fabrication products within our markets influence sales prices. Our high-end, value-added products generally tend to have higher profit margin.

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

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operation. We expect the dollar amount of our general and administrative expenses will increase as our business grows and we incur increased costs for being a public company, however, general and administrative expenses as a percent of revenue is expected to continue to decline from economies of scale and continued cost containment efforts by management.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, the cost of advertising, promotion, business travels, after-sale support, transportation cost and other sales related costs.

Our transportation costs for international sales are generally higher than domestic sales. Our export sales accounted for 1.89% of our revenue in the three months ended March 31, 2008 as compared to 4.35% for the same period last year. In addition, our transportation costs in connection with sales to unrelated parties are generally higher than those for sales to related parties. When we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges the transportation and bears the related costs. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made because Sutor Technology Group Limited had no U.S. taxable income for the nine months ended March 31, 2008.

BVI

Our wholly owned subsidiary Sutor Steel Technology Co., Ltd. was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the new Enterprise Income Tax Law (“EIT Law”) as discussed below, Foreign Invested Entities (“FIE”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and is subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. Our other subsidiary, Jiangsu Cold-Rolled had the same two-year full tax exemption for the calendar years 2006 and 2007, followed by 50% tax exemption for the next three years.

In addition, Changshu Huaye, being a FIE, was entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Our subsidiary Changshu Huaye is subject to an EIT rate of 12.5% for the fiscal year 2008 and will be subject to an EIT rate of 25% after 2008. Our subsidiary Jiangsu Cold-Rolled is exempt from EIT for fiscal year 2008 and is expected to be subject to an EIT rate of 12.5% for the next three year.

Reportable Operating Segments

We have two reportable operating segments, which are organized by our manufacturing facilities - Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled started production in the third fiscal quarter of 2007 and currently manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled’s HDG Steel production line began commissioning in February 2008 and is expected to start operation in the first quarter of fiscal year 2009. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended March 31,
	2008		2007
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$45,258	46.13%	$45,005	63.13%
Revenue from related parties	52,843	53.87%	26,279	36.87%
Total	98,101	100.00%	71,284	100%

Cost of Revenue:
Cost of revenue	53,443	54.48%	32,464	45.54%
Purchases from related parties	32,841	33.48%	31,575	44.30%
Total	86,284	87.95%	64,039	89.84%

Gross Profit	11,817	12.06%	7,245	10.16%

Operating Expenses
Selling	550	0.56%	456	0.64%
General and administrative	1,088	1.11%	1,810	2.54%
Total Operating Expenses	1,638	1.67%	2,266	3.18%

Income from Operations	10,179	10.38%	4,979	6.99%

Other Income (Expense)
Interest income	310	0.32%	223	0.31%
Other income	90	0.09%	25	0.04%
Interest expense	(1,764)	(1.80)%	(368)	(0.52)%
Other expense	(113)	(0.12)%	(294)	(0.41)%
Total Other Expense	(1,477)	(1.51)%	(414)	(0.58)%

Income Before Taxes and Minority Interest	8,702	8.87%	4,565	6.40%
Provision for income taxes	(904)	(0.92)%	(680)	(0.95)%
Minority interest in loss of consolidated subsidiary	(6)	(0.01)%	1	0.00%
Net Income	7,792	7.94%	3,886	5.45%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended March 31, 2008 and 2007.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2008		2007
		% of Total		% of Total
	Revenue	Revenue	Revenue	Revenue
Geographic Data:
China	$96,249	98.11%	$68,184	95.65%
Hong Kong	509	0.52%	1,285	1.80%
Other Countries	1,343	1.37%	1,815	2.55%

Total revenue	98,101	100%	71,284	100%

Segment Data:
Changshu Huaye	62,292	63.50%	56,721	79.57%
Jiangsu Cold-Rolled	35,810	36.50%	14,562	20.43%

Revenue. Our revenue increased $26.82 million, or 37.62% to $98.10 million for the three months ended March 31, 2008, from $71.28 million for the same period last year. This increase was mainly attributable to increased production of our AP Steel and cold-rolled steel products, which together contributed $35.81 million revenue for the three months ended March 31, 2008. In the third quarter of fiscal year 2008, our AP Steel production line reached 70% of designed production capacity and cold-rolled steel production line reached 100% of its designed production capacity.

On a geographic basis, our sales to markets outside of mainland China was $1.85 million, accounting for 1.89% of our revenue in the three months ended March 31, 2008 as compared to $3.10 million, which was 4.35% of our revenue for the same period last year. The price of iron ore increased in January 2008, which caused the increase of the price of steel products in China. As such, the Company decided that it was more beneficial to sell products to customers in China than to sell to foreign countries during the three months ended March 31, 2008.

On a segment basis, our subsidiary Jiangsu Cold-Rolled experienced significant revenue growth during the three months ended March 31, 2008. After eliminating the inter-company sale, revenues contributed by Jiangsu Cold-Rolled were $35.81 million for the three months ended March 31, 2008. Revenue from the sales of our AP Steel and cold-rolled steel products to outside customers was approximately $4.09 million and $31.72 million for the three months ended March 31, 2008, respectively. Jiangsu Cold-Rolled generated limited revenue during the three months ended March 31, 2007 because its AP Steel production line and cold-rolled steel production line did not start operation until October 2006 and January 2007, respectively. As stated above, our AP Steel production line reached 70% of its designed production capacity and our cold-rolled steel production line reached 100% of its designed production capacity in the third quarter of fiscal year 2008. Revenue contributed by Changshu Huaye increased to $62.29 million for the three months ended March 31, 2008, an increase of $5.57 million, or 9.82%, from $56.72 million for the same period last year. Such increase was mainly attributable to a 5,000 metric tons increase of the production of PPGI products.

In addition, our direct sales to related parties for the three months ended March 31, 2008 increased by $26.56 million, or 102.05%, to $52.84 million from $26.28 million for the same period last year. In three months ended March 31, 2008, our sales of AP Steel and cold-rolled steel increased significantly. During the third fiscal quarter of 2008, there was an unusually heavy demand for AP Steel and cold-rolled steel products in Northern China (construction of facilities for the Olympics). However, since our sales network is primarily focused on Southern China, we relied on Shanghai Huaye’s sales network to penetrate the Northern China market. Our near-term strategy is to increase our direct sale of AP Steel and cold-rolled steel products.

Cost of Revenue. Our cost of revenue increased $22.25 million, or 34.74%, to $86.28 million for the three months ended March 31, 2008, from $64.04 million for the same period last year. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 87.95% for the three months ended March 31, 2008 from 89.84% for the same period last year. Such percentage decrease was mainly attributable to our vertical integration and the expansion of production capacity. After the launch of our AP Steel production line and cold-rolled steel production line, we used a large portion of the AP Steel and cold-rolled steel produced by the two lines for the production of HDG Steel and PPGI products. We also used approximately 56.89% of our HDG Steel products for the production of our PPGI products during the three months ended March 31, 2008. The enhanced vertical integration resulted in the increase of our gross margin. In addition, the large sales volume during the three months ended March 31, 2008 allowed us to achieve economies of scale, which also contributed to the decrease of cost of revenue.

Gross Profit. Our gross profit increased $4.57 million to $11.82 million for the three months ended March 31, 2008 from $7.25 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 12.05% for the three months ended March 31, 2008, as compared to 10.16% for the same period last year. Such gross margin increase was mainly due to the vertical integration and economies of scale as discussed above.

Gross margin for Changshu Huaye increased to 13.93% for the three months ended March 31, 2008 from 13.71% for the same period last year, which was primarily attributable to the manufacturing vertical integration and increased percentage of revenue generated from our PPGI products, which generally has a higher gross margin than other products.

Gross margin for Jiangsu Cold-Rolled was 8.90% for the three months ended March 31, 2008. Compared with our other products, AP Steel products and cold-rolled steel products generally have lower gross margins which were approximately 3.00% and 5.00% in the three months ended March 31, 2008, respectively.

Total Operating Expenses. Our total operating expenses decreased $0.63 million to $1.64 million for the three months ended March 31, 2008, from $2.27 million for the same period last year. As a percentage of revenue, our total operating expenses decreased to 1.67% for the three months ended March 31, 2008 from 3.18% for the same period last year.

General and Administrative Expenses. Our general and administrative expenses decreased $0.72 million to $1.09 million for the three months ended March 31, 2008 from $1.81 million for the same period last year. As a percentage of revenue, general and administrative expenses decreased to 1.11% for the three months ended March 31, 2008 from 2.54% for the same period last year. Both the dollar amount and the percentage decreased were mainly attributable to non-recurring expenses of approximately $0.6 million in connection with our going public transaction that were incurred in the third quarter of fiscal year 2007.

Selling Expenses. Our selling expenses increased $0.09 million to $0.55 million for the three months ended March 31, 2008, from $0.46 for the same period last year. As a percentage of revenue, our selling expenses decreased to 0.56% for the three months ended March 31, 2008 from 0.64% for the same period last year. In February 2008, southern China suffered severe snowstorms, which caused transportation difficulties. As a result, many of our clients opted to arrange transportation themselves, which reduced our transportation costs. We expect the selling expenses to increase in the next a few quarters as our sales revenue increases.

Interest Expense. Our interest expense increased $1.40 million to $1.76 million for the three months ended March 31, 2008, from $0.36 million for the same period last year. As a percentage of revenue, our interest expenses increased to 1.80% for the three months ended March 31, 2008, from 0.52% for the same period last year. Such percentage change was mainly due to the increase of interest rate of our one-year term bank loan and a $26.95 million increase in outstanding amounts of bank loans for the use of procuring raw materials to accommodate the growth of our production. In December 20, 2007, the People’s Bank of China increased the interest rate of RMB banks loans with one-year terms to 7.47%, which was 6.39% in the same period last year.

Provision for Income Taxes. We incurred income tax expense of $0.90 million and $0.68 million during the three months ended March 31, 2008 and 2007, respectively. As Jiangsu Cold-rolled is exempted from income tax in 2008, all those tax expenses resulted from the operations of our subsidiary Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, increased $3.90 million, or 100.52%, to $7.79 million for the three months ended March 31, 2008 from $3.89 million for the same period last year, because of the factors described above.

Comparison of Nine Months Ended March 31, 2008 and March 31, 2007

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Nine Months Ended March 31,
	2008		2007
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$168,866	54.04%	$94,744	44.84%
Revenue from related parties	143,617	45.96%	116,548	55.16%
Total	312,483	100.00%	211,292	100.00%

Cost of Revenue:
Cost of revenue	195,381	62.53%	71,801	33.98%
Purchases from related parties	82,488	26.40%	120,591	57.07%
	277,869	88.92%	192,392	91.06%

Gross Profit	34,614	11.08%	18,900	8.95%

Operating Expenses
Selling	2,086	0.67%	1,656	0.78%
General and administrative	5,369	1.72%	3,694	1.75%
Total Operating Expenses	7,455	2.39%	5,350	2.53%

Income from Operations	27,159	8.69%	13,550	6.41%

Other Income (Expense)
Interest income	663	0.21%	548	0.26%
Other income	129	0.04%	183	0.09%
Interest expense	(3,937)	(1.26)%	(915)	(0.43)%
Other expense	(343)	(0.11)%	(303)	(0.14)%
Total Other Expense	(3,488)	(1.12)%	(487)	(0.23)%

Income Before Taxes and Minority Interest	23,671	7.58%	13,063	6.18%
Provision for income taxes	(2,568)	(0.82)%	(1,702)	(0.81)%
Minority interest in loss (income) of consolidated subsidiary	(3)	(0.00)%	21	0.01%
Net Income	21,100	6.75%	11,382	5.39%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the nine months ended March 31, 2008 and 2007.

(All amounts, other than percentages, in thousand of U.S. dollars)

	Nine Months Ended March 31,
	2008		2007
		% of Total		% of Total
	Revenue	Revenue	Revenue	Revenue
Geographic Data:
China	$305,053	97.62%	$188,604	89.26%
Hong Kong	508	0.16%	20,620	9.76%
Other Countries	6,922	2.22%	2,068	0.98%

Total revenue	312,483	100.00%	211,292	100.00%

Segment Data:
Changshu Huaye	189,033	60.49%	192,695	91.20%
Jiangsu Cold-Rolled	123,450	39.51%	18,597	8.80%

Revenue. Our revenue increased $101.19 million, or 47.89% to $312.48 million for the nine months ended March 31, 2008, from $211.29 million for the same period last year. This increase was mainly attributable to the significant increase of revenue generated from our AP Steel and cold-rolled steel products as discussed below.

On a geographic basis, our sales to markets outside of mainland China was $7.43 million, accounting for 2.38% of our revenue in the nine months ended March 31, 2008, as compared to $22.69 million, which was 10.74% of our revenue, for the same period last year. Such percentage decrease was mainly due to the increased domestic demand for steel products in China resulting from the increased price of iron ore in the third quarter of fiscal year 2008 as discussed above, and the uncertainty of export tax rate adjustments during the second quarter of fiscal year 2008. This uncertainty caused our overseas customers to delay their orders. After January 1, 2008, the PRC government clarified the export rate and cold-rolled products and steel tube products still enjoy the 5% export tax rebate.

On a segment basis, our subsidiary Jiangsu Cold-Rolled experienced significant revenue growth during the nine months ended March 31, 2008. After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $123.45 million for the nine months ended March 31, 2008. Jiangsu Cold-Rolled generated limited revenue during the nine months ended March 31, 2007 because its AP Steel production line and cold-rolled steel production line did not start operation until October 2006 and January 2007, respectively. Since we have implemented the vertical integration strategy commencing January 2007, a large portion of Jiangsu Cold-Rolled’s products were used internally as raw materials for our subsidiary Changshu Huaye. Revenue contributed by Changshu Huaye decreased to $189.03 million for the nine months ended March 31, 2008, a decrease of $3.66 million, or 1.90%, from $192.69 million for the same period last year. As part of our vertical integration strategy, we continued to use more of our own HDG Steel products for the production of PPGI products in the nine months ended March 31, 2008 to reduce the production costs.

Sales to unrelated parties, as compared to sales to related parties, for the nine months ended March 31, 2008 increased $74.12 million, or 78.23%, to $168.87 million from $94.74 million for the same period last year. Such increase was primarily due to our increased marketing efforts to unrelated parties, especially on our HDG Steel and PPGI products.

Cost of Revenue. Our cost of revenue increased $85.48 million, or 44.43%, to $277.87 million for the nine months ended March 31, 2008, from $192.39 million for the same period last year. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 88.92% for the nine months ended March 31, 2008 from 91.06% for the same period last year. Such percentage change was mainly attributable to our vertical integration and economies of scale resulting from the expansion of our capacity.

Gross Profit. Our gross profit increased $15.71 million to $34.61 million for the nine months ended March 31, 2008, from $18.90 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 11.08% for the nine months ended March 31, 2008, as compared to 8.94% for the same period last year. Such gross margin change was mainly due to the vertical integration and the increased sale to unrelated parties as discussed above. In addition, during the nine months ended March 31, 2008, we introduced several higher margin PPGI products, such as anti-static PPGI products, solar energy utilizing PPGI products and anti-bacterial PPGI products, which also contributed to the increase of our gross profits for the nine months ended March 31, 2008.

Gross margin for Changshu Huaye increased to 13.71% for the nine months ended March 31, 2008, from 9.65% for the same period last year, which was primarily attributable to the manufacturing vertical integration, increased percentage of revenue generated from PPGI products and the increasing sales to un-related parties. Gross margin for Jiangsu Cold-Rolled was 4.11% for the nine months ended March 31, 2008.

Total Operating Expenses. Our total operating expenses increased $2.10 million to $7.45 million for the nine months ended March 31, 2008 from $5.35 million for the same period last year. As a percentage of revenue, our total operating expenses decreased to 2.39% for the nine months ended March 31, 2008 from 2.53% for the same period last year.

General and Administrative Expenses. Our general and administrative expenses increased $1.67 million to $5.36 million for the nine months ended March 31, 2008 from $3.69 million for the same period last year. As a percentage of revenue, general and administrative expenses decreased to 1.72% for the nine months ended March 31, 2008 from 1.75% for the same period last year. Both the dollar amount and percentage increase were mainly attributable to the more efficient expense management and economies of scale.

Selling Expenses. Our selling expenses increased $0.43 million to $2.09 million for the nine months ended March 31, 2008 from $1.66 million for the same period last year. As a percentage of revenue, our selling expenses decreased to 0.67% for the nine months ended March 31, 2008 from 0.78% for the same period last year.

Interest Expense. Our interest expense increased $3.02 million to $3.94 million for the nine months ended March 31, 2008, from $0.92 million for the same period last year. As a percentage of revenue, our interest expenses increased to 1.26% for the nine months ended March 31, 2008, from 0.43% for the same period last year. Such percentage change was mainly due to the increase of interest rate of our one-year term bank loan and a $26.95 million increase in the outstanding amount of bank loan as discussed above.

Provision for Income Taxes. We incurred income tax expense of $2.57 million and $1.70 million during the nine months ended March 31, 2008 and 2007, respectively. All those tax expenses resulted from the operations of our subsidiary Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, increased $9.71 million, or 85.37%, to $21.10 million for the nine months ended March 31, 2008 from $11.38 million for the same period last year, because of the factors described above.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents (excluding restricted cash) of $48.93 million and restricted cash of $44.04 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this quarterly report.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)
	Nine Months Ended
	March 31,
	(in thousands)
	2008	2007

Net cash provided by (used in) operating activities	$11,739	$(16,367)
Net cash provided by (used in) investing activities	(19,409)	10,126
Net cash provided by financing activities	3,253	10,878
Effect of foreign currency translation on cash and cash equivalents	477	186
Net cash flow	$(3,938)	$4,825

Operating Activities:

Net cash provided by operating activities was $11.74 million for the nine months ended March 31, 2008, an increase of $28.11 million from $16.37 million net cash used in operating activities for the same period last year. Such increase in net cash provided by operating activities was primarily attributable to an increase in net income, trade accounts receivable and advance to suppliers, which more than offset the increase in inventories and related party receivables or payables. The increase in trade accounts receivable and advance to suppliers was mainly due to the increase of revenue and inventories.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the nine months ended March 31, 2008 was $19.41 million, which is an increase of $29.54 million from $10.13 million net cash provided by investing activities for the same period in 2007. Such increase in net cash used in investing activities was mainly due to a $29.23 million increase in restricted cash. In the nine months ended March 31, 2008, a larger portion of our payments was made through bankers’ acceptance bills rather than cash. As a result, we had more restricted cash deposited in banks as deposits for the acceptance bills.

Financing Activities:

Net cash provided by financing activities for the nine months ended March 31, 2008 totaled $3.25 million as compared to $10.87 million for the same period last year. We received $33.13 million from the private placement transaction in the third fiscal quarter of 2007, which more than offset $21.04 million distribution made to the shareholders in the same period.

Loan Facilities:

We believe we currently maintain a good business relationship with many banks. As of March 31, 2008, the amount, starting date and maturity date and term of each of our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts*	Starting Date	Maturity Date
Agricultural Bank of China, Changshu Branch	1.42	December 24, 2007	June 23, 2008
Agricultural Bank of China, Changshu Branch	9.40	December 25, 2007	June 24, 2008
Agricultural Bank of China, Changshu Branch	1.42	January 30, 2008	June 5, 2008
Agricultural Bank of China, Changshu Branch	2.85	January 31, 2008	June, 8, 2008
Agricultural Bank of China, Changshu Branch	1.85	February 18, 2008	August 17, 2008
Agricultural Bank of China, Changshu Branch	11.53	March 4, 2008	September 3, 2008
Agricultural Bank of China, Changshu Branch	1.40	February 1, 2008	August 1, 2008
China Industry and Commerce Bank, Changshu Branch	1.42	March 10, 2008	September 9, 2008
China Industry and Commerce Bank, Changshu Branch	1.42	March 10, 2008	September 9, 2008
Agricultural Bank of China, Changshu Branch	0.09	March 11, 2008	June 11, 2008
China Industry and Commerce Bank, Changshu Branch	2.85	April 2, 2007	April 1, 2008
China Industry and Commerce Bank, Changshu Branch	1.42	May 17, 2007	May 16, 2008
China Industry and Commerce Bank, Changshu Branch	1.42	May 18, 2007	May 17, 2008
China CITIC Bank, Wuxi Branch	2.85	August 3, 2007	August 3, 2008
Bank of Jiangsu, Nantong Branch	2.85	August 8, 2007	August 7, 2008
Changshu Rural Commercial Bank	2.56	October 12, 2007	April 12, 2008
Bank of China, Changshu Branch	1.71	March 12, 2008	September 10, 2008
Changshu Rural Commercial Bank	1.71	March 20, 2008	September 19, 2008
Agricultural Bank of China, Changshu Branch	0.28	October 22, 2007	August 22, 2008
China Industry and Commerce Bank, Changshu Branch	1.00	February 27, 2008	August 26, 2008
China Industry and Commerce Bank, Changshu Branch	0.71	March 20, 2008	September 19, 2008
China Industry and Commerce Bank, Changshu Branch	0.71	March 20, 2008	September 19, 2008
China Industry and Commerce Bank, Changshu Branch	0.71	March 20, 2008	September 19, 2008
TOTAL	53.61

* Calculated on the basis that $1 = RMB 7.0222

On December 20, 2007, Ms. Lifang Chen, our Chairperson, loaned $7,100,000 out of the proceeds that she received from her private resale of 2,000,000 shares of our common stock on December 14, 2007 to Sutor BVI for our working capital needs. The annual interest rate for the loan was 5%. The loan has a two-year term. For additional information regarding the private sale of common stock by Ms. Chen and the related transaction agreements, please see our current report on Form 8-K filed on December 18, 2007 and the exhibit attached thereto.

Our material capital expenditure requirement for fiscal year 2008 is approximately $30 million, which will be used for construction of the new zinc& aluminum galvanizing production line. In addition, we expect that an additional $30 million working capital will be needed to maintain our business operations for the last quarter of 2008, which will be raised through bank loans. We repaid four bank loans in the total amount of $5.69 million in January 2008 and borrowed new loans in the total amount of $5.41 million after April 2008. In the coming 12 months, we have approximately $53.33 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital after receiving the aggregate proceeds of our capital raising activities, the credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs, changes, and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Critical Accounting Policies

Critical accounting policies are those we believe most important to portraying our financial conditions and results of operations and require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recently issued accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS No.157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS No. 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change; however, because of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Lifang Chen, our Chief Executive Officer, and Yongfei Jiang, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2008

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Yongfei Jiang
Yongfei Jiang Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.