Form 10-K
period 2008-06-30
Sutor Technology Group LTD
filed 2008-09-26
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of December 31, 2007, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Nasdaq) was approximately $32 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 26, 2008, there were 37,955,602 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SUTOR TECHNOLOGY GROUP LIMITED

FORM 10-K
For the Fiscal Year Ended June 30, 2008

Use of Term

Except as otherwise indicated by the context, all references in this annual report to (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Sutor BVI” are to our subsidiary Sutor Steel Technology Co., Ltd., a British Virgin Islands corporation, and/or its operating subsidiaries, as the case may be; (iii) “Changshu Huaye” are to our subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Jiangsu Cold-Rolled” are to our subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a corporation incorporated in the People’s Republic of China of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao are 100% owners, and its subsidiaries; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (x) “China” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

Overview

We are one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into steel finishing fabrication products. Our product offerings are focused on higher value-added finished steel products: hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”), which comprised approximately 28.36% and 32.84% of our total revenue in fiscal year 2008, respectively. In addition, we produce acid picked steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products and a large portion of both are used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

We sell most of our products to customers who operate primarily in the construction, appliances, infrastructure and manufacturing industries. Our principal market is the Chinese market, with domestic sales accounting for 96.13% of our total revenue in fiscal year 2008. Our major export markets are Hong Kong, Europe, the United States, Southeast Asia and South Asia.

Through our manufacturing facilities located in Changshu, China, we currently have one HDG Steel production line, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 200,000 metric tons (“MT”) for HDG Steel, 120,000 MT for PPGI, 500,000 MT for AP Steels and 250,000 MT for cold-rolled steel. We are constructing another HDG Steel production line which began commissioning in February 2008 and is expected to start production at the end of September 2008. The new HDG steeling production line is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers. With this additional production line, our annual designed production capacity of HDG Steel will reach 600,000 MT.

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

The following charter reflects our organization structure as of the date of this annual report:

(1)
The other 10% of Changshu Dongbang Sewage Treatment Co., Ltd. is owned by Dongbang Asset Management Company, a company owned by Dongbang Town. Changshu Dongbang Sewage Treatment Co., Ltd. provides sewage treatment services to Changshu Huaye and Jiangsu Cold-Rolled and had revenue of approximately $0.26 million in the fiscal year of 2008.

Segment Information

Our operating segments are organized by our manufacturing facilities and include two reportable segments:

•	Changshu Huaye manufactures and sells HDG Steel and PPGI products.
•
Jiangsu Cold-Rolled manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled is currently constructing a HDG Steel production line which will become operative at the end of September 2008.

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

Our Products

Our current products include HDG of cold-rolled steel, PPGI, AP Steel and cold-rolled steel. HDG of cold-rolled steel and PPGI are primarily manufactured by Changshu Huaye and our AP Steel products and cold-rolled steel are manufactured by Jiangsu Cold-Rolled. We were certified ISO 9001:2000 for our quality management system in 2005, ISO 14001:2004 for our environmental management system in 2008, and GD/T28001:2001 for our occupational health and safety management system in 2008.

The following table set forth sales and shipping information about our product mix in each of the last three years.

(All amounts, other than percentage, in millions of U.S. dollars)

	Year Ended June 30,
	2006		2007		2008
Product	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
HDG Steel	$141.34	74.16%	$150.75	49.68%	$118.15	28.26%
PPGI	44.62	23.41%	96.91	31.94%	137.26	32.84%
AP Steel	-	-	41.06	13.53%	33.94	8.12%
Cold-Rolled Steel	-	-	4.61	1.52%	104.40	24.97%
Other	4.63	2.43%	10.11	3.33%	24.28	5.81%
Total	190.59	100%	303.44	100%	418.03	100%

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

Our deliveries of HDG Steel products amounted to approximately 169200 MT in fiscal year 2008, representing approximately 28.26% of our total sales revenue. Currently, our HDG Steel products are manufactured by Changshu Huaye which produces HDG of cold-rolled steel only. Jiangsu Cold-Rolled is installing a new HDG Steel production line which is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. This new production line is expected to be operational at the end of September 2008. The addition of the new production line will significantly expand our production capacity of HDG Steel, which will increase our designed production capacity from 200,000 MT per year to 600,000 MT per year.

With the new production line, we expect to offer HDG of hot-rolled steel, which we believe is more cost-efficient than production of HDG of cold-rolled steel because production of HDG steel products occurs directly on hot-rolled steel and, therefore, avoids the procedure of cold rolling hot-rolled steel. HDG of hot-rolled steel is generally thicker than HDG of cold-rolled steel with a specification range of 1.5mm to 4.5mm in terms of thickness.

PPGI Products

Our PPGI products are primarily manufactured by Changshu Huaye and is typically made to order based on customer specifications. Our PPGI products’ specification generally ranges from 700mm to 1250mm in width and from 0.2mm to 1.2mm in thickness. Our PPGI products are used mostly in construction materials, and the parts and casing of electronic household appliances. We produce our PPGI by color-coating on HDG of cold-rolled steel and then coating them in various colors, including ivory white, ocean blue, pink and any other color according to customer requirements. Our PPGI production line is equipped with the latest twice baking and coating technology, which together with indirect heating, enhances the color coated layers adhesion to the galvanized zinc layer.

Our deliveries of PPGI products amounted to approximately 162,700 MT in fiscal year 2008, representing approximately 32.84% of our total sales revenue. We currently self-supply approximately 86.74% of HDG of cold-rolled steel to our PPGI production.

AP Steel

Our AP Steel products are manufactured by Jiangsu Cold-Rolled. The AP Steel product line went into operation in September 2006. Acid pickling is a process that removes scales and oxides from the steel strip surface by pickling, cold rolling and annealing. AP Steel products are used mostly as a raw material for cold-rolled steel strip, HDG Steel, as well as components of automobile and manufacturing equipment, etc. Our AP steel products come in several different dimensions and using different materials and different specifications.

A large portion of our AP Steel products are used for our own production of HDG Steel and full-hard cold-rolled steel. We also sell a part of our AP Steel products to the market. In fiscal year 2008, our sales of AP Steel products were approximately 66,100 MT, representing approximately 8.12% of our total revenue. We also used approximately 243,700 MT of AP Steel products for our own production.

Full-Hard Cold-rolled Steel Products

Our manufacturing of full-hard cold-rolled steel products commenced in January 2007. Cold-rolled steel strip is full-hard cold-rolled steel strip treated by an annealing process and is a raw material used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use a portion of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. The remaining undergoes the annealing process and is sold to the market. Our sales of full-hard cold-rolled steel products to third parties amounted to approximately 73,000 MT in fiscal year 2008, representing approximately 24.97% of our revenue. In addition, approximately 210,900 MT of cold-rolled steel products were used for our own production.

Manufacturing

Our manufacturing facilities are located in Changshu, China. We currently have one HDG Steel production line, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 200,000 MT for HDG Steel, 120,000 MT for PPGI, 500,000 MT for AP Steels and 250,000 MT for cold-rolled steel. We are constructing another HDG Steel production line which can galvanize both hot-rolled and cold-rolled steel with both zinc and aluminum. The new HDG Steel production line will become operative at the end of September 2008. With this additional production line, our annual designed production capacity of HDG Steel will reach 600,000 MT.

We utilize modern, progressive and automated production technology and our equipment setting combinations are strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye through which approximately 28.67% of our procurement was conducted in fiscal year 2008, and believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 90% of our total production cost in fiscal year 2008. We generally purchase steel coil after receiving orders from our customers and are generally able to pass on increased cost to our customers. We purchase steel strips from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing our raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounts for approximately 7-8% of our total production costs of HDG Steel in fiscal year 2008 and we generally are able to pass on increased cost to our customers. We have established long-term relationships with several Chinese and Korean suppliers. We compare the prevailing domestic and Korean prices and choose the lower price. Zinc prices are closely guided by the London Metal Exchange quotation, are the most volatile among those of all of our raw materials.

Oil paint accounted for approximately 5-6% of the total production cost of PPGI products in fiscal year 2008. Currently, Nippon Paint Co., Ltd. and Lanling Paint Co., Ltd. are our largest suppliers of oil paint. We are one of their largest customers and obtain what we believe are favorable pricing terms.

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

Approximately 43.19% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2008. We have a one-year sales agent cooperation agreement with Shanghai Huaye which will expire on August 31, 2009. Under the agreement, Shanghai Huaye agreed to act as an sales agent for Changshu Huaye and Jiangsu Cold-Rolled to sell 8,000 MT of HDG Steel products and 5,000 MT of PPGI products per month in exchange for a sales commission ranging from RMB 20 (approximately $2.94) per MT to RMB 120 (approximately $17.65) per MT based on the quantity of the products of each order placed by Shanghai Huaye. The agreement also provides that Shanghai Huaye must place an order with the quantity and specification of the products before the 15th of each month for the following month and the parties will enter into a monthly sales contract based on such order. In addition, we may change the price for our products every half of month based on the marketing situation and are entitled to a penalty fee of RMB0.5 per MT per day if Shanghai Huaye fails to make the full payment for the purchase before the delivery day. We plan to further expand our sales channel and increase our direct sale to end customers in the future. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2008.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 96.13% of our total revenue in fiscal year 2008. Within China, the biggest market for our products is eastern China, which includes Shanghai and the Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Hong Kong, Europe, the United States, South Africa, South Asia and Southeastern Asia. Our foreign sales accounted for approximately 4.10%, 10.21% and 3.87% of our total revenue in fiscal years 2006, 2007 and 2008, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 56.81% of our products through our own sales and marketing department in fiscal year 2008. Our sales and marketing department currently consists of approximately 40 employees as of the date of this annual report.

In addition to sales efforts conducted directly by our internal sales team and other employees, we also use sales agents. We have relationships with 40 sales agents to sell our products, 9 of which have a direct contractual arrangement with us and the other 31 agents are affiliates of Shanghai Huaye. We entered into a sales agent cooperation agreement with each of these 9 sales agents. Pursuant to the agreement, we supply our products to each of the sales agents and the sales agents sell and deliver our products for sales commissions ranging from RMB 20 (approximately $2.94) per MT to RMB 120 (approximately $17.65) per MT. The agreement also provides that the sale agent must place an order with the quantity and specification of the products before the 15th of each month for the following month and the parties will enter into a monthly sales contract based on such order. In addition, we may change the price for our products every half of month based on the marketing situation under the agreement are entitled to a penalty fee of RMB0.5 per MT per day if the agent fails to make the full payment for the purchase before the delivery day.

Competition

Competition within the steel industry, both in China and worldwide, is intense. We compete with both large state-owned enterprises and smaller private companies. In addition, we also face competition from international steel manufacturers.

We estimate our current market share in China for HDG Steel and PPGI products to be approximately 1% and 2%, respectively, based on our total sales revenue in fiscal year 2008. Eastern China is our biggest market in China and accounted for approximately 50% of our total sales in fiscal year 2008. The demand of Eastern China accounts for approximately 40% of China’s total demand for HDG Steel and PPGI products and we estimate that we have approximately 4-5% of the market share in Eastern China.

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

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Hong Kong, Europe, the United States, Southeast Asia, and South Asia. Our export sales accounted for approximately 3.87% of our total sales for fiscal year 2008.

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

Intellectual Property

We have obtained the patent for our Bakeoven for PPGI products in 2008. In addition, we have filed two patent applications for our production technique of 0.18mm-0.20mm HDG of cold-rolled steel and our degreaser for cleaning cold-rolled steel surface and relevant facility with the Patent Office of the State Intellectual Property Office of China, both of which are pending approval.

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

In addition, we have registered the following domain names: www.cshuaye.net, .com, www.cshuaye.com, www.changshuhuaye.com, www.cshuaye.cn, www.cshuaye.com.cn, www.eshopcn.net, www.sutorcn.com, www.sutorcn.net, www.cshuaye.com.cn, www.cshuaye.cn. www.cshuye.net, and www.cshuaye.com. www.sutorcn.com is the main domain we use.

All our key employees, especially engineers, have signed confidentiality and non-competition agreements with us. In addition, all our employees are obligated to protect our confidential information. Where appropriate for our business strategy, we will continue to take steps to protect our intellectual property rights.

Employees

As of June 30, 2008, we had approximately 370 employees, 350 of which are full-time employees. Approximately 240 are employees of Changshu Huaye and approximately 110 are employees of Jiangsu Cold-Rolled. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various type of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Backlog

Our backlog at June 30, 2008 was approximately $50 million, compared with backlog of approximately $30 million at June 30, 2007. Backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Regulation

As a producer of steel products in China, we are subject to a number of PRC laws and regulations governing steel products, including:

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

•	the Environmental Protection Law of the PRC;
•	the Law of PRC on the Prevention and Control of Water Pollution;
•	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;
•	the Law of PRC on the Prevention and Control of Air Pollution;
•	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;
•	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and
•	the Law of PRC on the Prevention and Control of Noise Pollution.

We have obtained all permits and licenses required for production of our products and believe we are in material compliance with all applicable laws and regulations.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our revenues are highly concentrated in a single customer, Shanghai Huaye, and our business will be harmed if Shanghai Huaye reduces its orders from us.

Approximately 43.19% of our revenue was derived from Shanghai Huaye in fiscal year 2008, which acts as a distributor of our products as well as one of our suppliers. If we cease to do business with Shanghai Huaye at current levels and are unable to generate additional sales with new and existing customers that purchase a similar amount of our products, our revenue and net income would decline considerably.

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

Management has determined that there is a material weakness in our internal controls over financial reporting which even if quickly remedied, could weaken the market’s confidence in our financial statements and lead to fluctuations in our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. Under the current law, we are subject to the requirement to provide management report on the company’s controls over financial reporting commencing with our fiscal year ending June 30, 2008 and a report of our management is included under Item 9A of this annual report. The auditor attestation is not required until our annual report for the fiscal year ending June 30, 2010 assuming our filing status remains as a smaller reporting company. This process will be expensive and time consuming, and will require significant attention of management. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. See “Item 9A. Control and Procedures.” The remediation process may also be expensive and time consuming, and even though the management is committed to improving its internal controls, management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could weaken the market’s confidence in our financial statements and lead to fluctuations in our stock price, especially if a restatement of financial statements for past periods is required. In addition, if we are unable to adequately design our internal control systems, or prepare an “internal control report” to the satisfaction of our auditors, our auditors may issue a qualified opinion on our financial statements.

We may be unable to fund the substantial ongoing capital and maintenance expenditures that our operations require.

Our operations are capital intensive and our business strategy may require additional substantial capital investment. We require capital for building new production lines, acquiring new equipment, maintaining the condition of our existing equipment and complying with environmental laws and regulations. We plan to fund our capital expenditures from operating cash flow and our credit facilities and may require additional debt or equity financing. We cannot assure you, however, that financing will be available or, if financing is available, it may result in increased interest and amortization expense, increased leverage, dilution and decreased income available to fund further expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may suffer.

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

Our current Chief Executive Officer and Chief Technology Officer have limited experience in their positions and may not perform at the level which we demand and expect.

Our current Chief Executive Officer, Lifang Chen, and our current Chief Technology Officer, Xun Zhang, have recently been appointed to such positions. Ms. Chen was appointed as our Chief Executive Officer in May 2008 and Mr. Zhang was appointed as our Chief Technology Officer in July 2007. While we believe Ms. Chen and Mr. Zhang will provide excellent management and leadership for our company, neither Ms. Chen nor Mr. Zhang has served in these positions in the past for a company comparable to ours, so their experience is limited and they may not perform to the standards we expect and demand.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lifang Chen, our Chief Executive Officer, Yongfei Jiang, our Chief Financial Officer and Xun Zhang, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Ms. Lifang Chen’s association with Shanghai Huaye could pose a conflict of interest.

Ms. Lifang Chen, our chair of the board of directors and beneficial owner of 79.93% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;
•	a early stage of development of the market-oriented sector of the economy;
•	a rapid growth rate;
•	a higher level of control over foreign exchange; and
•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

In addition, our facilities and products are subject to many laws and regulations. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that Sutor Technology Group Limited is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Ms. Lifang Chen, our Chairman, is the beneficial owner of approximately 79.93% of our outstanding voting securities. As a result, she possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the Nasdaq Capital Market under the symbol “SUTR” in February 2008. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the Nasdaq stock market. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2007 and June 30, 2008, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $3.00 and $9.42. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the security and surveillance parts or security and surveillance industries;
•	customer demand for our products;
•	investor perceptions of the steel industries in general and our company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	major catastrophic events;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Facilities

We have two principal facilities: Changshu Huaye and Jiangsu Cold-Rolled. Both are located in Dongbang Industrial park, Changshu, China. Changshu Huaye was established in January 2003 and started operation in June 2004. Changshu Huaye was designed to have a production capacity of 200,000 MT of HDG of cold-rolled steel and 120,000 MT of PPGI. Changshu Huaye’s capacity utilization rate was approximately 100% and 100% for HDG of cold-rolled steel and PPGI in fiscal year 2008, respectively. Jiangsu Cold-Rolled was established in August 2003 and is still under construction. Its AP Steel production line started operation in September 2006 and has a designed annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has a designed annual production capacity of 250,000 MT. In fiscal year 2008, the capacity utilization rate for the AP Steel production line and cold-rolled steel production line was approximately 70% and 100%, respectively. Jiangsu Cold-Rolled is building a new HDG Steel production line with designed annual manufacturing capacity of 400,000 MT which will become operational at the end of September 2008. The new HDG steeling production line is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG Steel production lines.

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

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “SUTR”. The CUSIP number is 869362 10 3.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Year Ended June 30, 2008
1st Fiscal Quarter (7/1/07-9/30/07)	$6.20	$3.00
2nd Fiscal Quarter (10/1/07-12/31/07)	7.00	3.95
3rd Fiscal Quarter (1/1/08-3/31/08)	5.70	3.62
4th Fiscal Quarter (4/1/08 -6/30/08)	9.00	4.88

Fiscal Year Ended June 30, 2007
1st Fiscal Quarter (7/1/06-9/30/06)	$0.60	$0.60
2nd Fiscal Quarter (10/1/06-12/31/06)	2.75	1.15
3rd Fiscal Quarter (1/1/07-3/31/07)	8.05	0.60
4th Fiscal Quarter (4/1/07 -6/30/07)	8.07	3.53

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On September 24, 2008, there were approximately 36 stockholders of record of our common stock.

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

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third party into steel finishing fabrication products. Our product offerings are focused predominantly on high end, value-added finished steel products: HDG Steel products and PPGI products which comprised 28.26% and 32.84% of our total revenue in fiscal year 2008, respectively. We also produce AP Steel products and cold-rolled steel, which are our less processed finished products. Our AP Steel Products and cold-rolled steel are mainly used for our production of HDG Steel and PPGI products. The vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Our revenue increased from $190.59 million in fiscal year 2006 to $418.03 million in fiscal year 2008, representing a compounded growth rate of approximately 119.33%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation on October 2006 and January 2007, respectively. Jiangsu Cold-Rolled’s new HDG Steel production line capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum will start production at end of September 2008. The addition of this new production line will help our further revenue growth in fiscal year 2009. A big portion of our AP Steel products and cold-rolled steel were used for the production of our HDG Steel and a portion of our HDG Steel products were used for the production of our PPGI products, this vertical integration helped to improve our profit margin.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In fiscal years 2008 and 2007, Changshu Huaye generated revenue of $260.53 million and $257.71 million which represented 62.32% and 84.93% of our total revenue, respectively. Jiangsu Cold-rolled currently manufactures AP Steel and cold-rolled steel. Since Jiangsu Cold-Rolled’s AP Steel production line and cold-rolled production lines become operative in October 2006 and January 2007, respectively, Jiangsu Cold-Rolled had no revenue until the second fiscal quarter of 2007. Jiangsu Cold-Rolled generated revenue of $157.50 million and $45.73 million in fiscal years 2008 and 2007, representing 37.68% and 15.07% of our total revenue, respectively. We expect that Jiangsu Cold-Rolled’s revenue will increase significantly after its new HDG Steel production line starts operation in fiscal year 2009.

Currently, a substantial portion of our products are sold through our affiliate Shanghai Huaye. Approximately 43.19% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2008, decreased from 51.40% in fiscal year 2007. We plan to further increase our direct sales to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of product.

Our direct costs of manufacturing are generally highest when we first introduce a new product due to higher start-up costs associated and higher raw material costs. As production volume increases, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our AP Steel production line and cold-rolled steel production line, which started operation in fiscal year 2007, had a relatively high cost of production in fiscal year 2007. As these two production lines started operating at normal levels, our manufacturing efficiency improved in fiscal year 2008.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In fiscal year 2008, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 14.66% and 4.27%, respectively. Gross margins for domestic and international sales were approximately 10.42% and 18.95%, respectively. Changes in our gross margins are primarily driven by changes in our product mix, economies of scale, and our vertical integration strategy.

To gain market penetration, we price our products at levels that we believe are competitive with our competitors. Through our continuous efforts to improve manufacturing efficiencies and reduce our production costs, we believe that we offer products of comparable quality to our Chinese state-owned competitors and international competitors at lower prices. General economic conditions, cost of raw materials as well as supply and demand of steel finishing fabrication products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins.

In fiscal year 2007, our AP Steel production line and cold-rolled steel production line went into operation. Commencing January 2007, we have implemented the vertical integration strategy under which a large portion of our AP Steel and cold-rolled steel products were used internally as raw materials for our HDG Steel products. The AP Steel and cold-rolled steel products used for our PPGI products and HDG products increased to approximately 70% in fiscal year 2008 from approximately 39% in fiscal year 2007. In addition, we also used portion of our HDG Steel products as raw materials for our PPGI products. This vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Operating Expenses

Our operating expenses consist of selling expense and general and administrative expenses.

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional advisor fees, bad debts reserves, and other expenses incurred in connection with general corporate purposes. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs related to being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commission, the cost of advertising, promotional and travel activities, transportation expenses, after-sale support services and other sales related costs.

Our selling expenses are generally affected by the amount of international sales and our sales to unrelated parties. The transportation costs for our international sales are generally higher than domestic sales. Our export sales accounted for 3.87% of our revenue in fiscal year 2008 as compared to 10.21% in fiscal year 2007 and our transportation costs for international sales accounted for 18.7% and 48.9% of the total transportation costs during these years. In addition, when we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges and bears the cost of the transportation. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income in fiscal year 2008.

BVI

Sutor BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the New EIT Law, Foreign Invested Entities (“FIE”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Our other subsidiary, Jiangsu Cold-Rolled had the same two-year full tax exemption for the calendar years 2006 and 2007, followed by 50% tax exemption for the next three years.

In addition, Changshu Huaye, being a FIE, was entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

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

Our subsidiary Changshu Huaye is subject to an EIT rate of 12.5% for the fiscal year 2008 and will be subject to an EIT rate of 25% after 2008. Our subsidiary Jiangsu Cold-Rolled is exempt from EIT for 2008 and is expected to be subject to an EIT rate of 12.5% for the next three year.

Reportable Operating Segments

We have two reportable operating segments which are organized by our manufacturing facilities – Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled started operation in the second quarter of fiscal year 2007 and currently manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled’s new HDG Steel production line is expected to become operative at the end of September 2008. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 11, “Segment Information” to the consolidated financial statements included elsewhere in this annual report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

	2008		2007
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$237,494	56.81%	$147,467	48.6%
Revenue from related parties	180,536	43.19%	155,972	51.4%
Total	418,030	100.00%	303,439	100%

Cost of Revenue
Cost of revenue	266,149	63.67%	115,286	38.00%
Purchases from related parties	106,961	25.59%	157,615	51.94%
Total	373,110	89.25%	272,901	89.94%

Gross Profit	44,920	10.75%	30,538	10.06%

Operating Expenses
Selling expense	2,238	0.54%	2,320	0.76%
General and administrative expense	3,749	0.90%	4,736	1.56%
Total Operating Expenses	5,987	1.43%	7,056	2.33%

Income from Operations	38,933	9.31%	23,482	7.74%

Other Income (Expense)
Interest income	944	0.23%	566	0.19%
Other income	188	0.05%	298	0.10%
Interest expense	(6,253)	(1.50)%	(2,258)	(0.74)%
Other expense	(757)	(0.18)%	(874)	(0.29)%
Total Other Expense	(5,878)	(1.41)%	(2,268)	(0.75)%

Income Before Taxes and Minority Interest	33,054	7.91%	21,214	6.99%
Provision for income taxes	(1,916)	(0.46)%	(697)	(0.23)%
Minority interest in loss of consolidated subsidiary	(2)	(0.00)%	3	0.01%
Net Income	$31,136	7.45%	$20,520	6.76%

The following table set forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2008 and 2007.

(All amounts, other than percentages, in thousand of U.S. dollars)

	2008		2007
	Revenue	As a Percentage of Revenue	Revenue	As a Percentage of Revenue
Geographic Data:
China	$401,872	96.13%	$272,461	89.79%
Hong Kong	471	0.12%	24,968	8.23%
Other Countries	15,687	3.75%	6,010	1.98%

Total revenue	418,030	100%	303,439	100%

Segment Data:
Changshu Huaye	$260,528	62.32%	257,708	84.93%
Jiangsu Cold-Rolled	157,502	37.68%	45,731	15.07%

Total revenue	418,030	100%	303,439	100%

Comparison of Years ended June 30, 2008 and June 30, 2007.

Revenue. Our revenue increased $114.59 million, or 37.76%, to $418.03 million in fiscal year 2008 from $303.44 million in fiscal year 2007. This increase was mainly attributable to increased production of our AP Steel and cold-rolled steel products, which together contributed $157.5 million revenue in fiscal year 2008, an increase of $111.7 million as compared to that of fiscal year 2007. In fiscal year 2008, our AP Steel production line reached 70% of designed production capacity and cold-rolled steel production line reached 100% of its designed production capacity.

On a geographic basis, revenue generated from outside of China was $16.16 million, or 3.87% of our revenue for fiscal year 2008, as compared to $30.98 million, or 10.21% of our revenue for fiscal year 2007. Such percentage decrease was mainly due to the increased domestic demand for steel products in China resulting from the increased price of iron ore in the third quarter of fiscal year 2008, and the uncertainty of export tax rate adjustments during the second quarter of fiscal year 2008. This uncertainty caused our overseas customers to delay their orders. After January 1, 2008, the PRC government clarified that the export rate for cold-rolled products and steel tube products still enjoy the 5% export tax rebate.

On a segment basis, our subsidiary Jiangsu Cold-Rolled experienced significant revenue growth in fiscal year 2008. After eliminating the inter-company sale, revenues contributed by Jiangsu Cold-Rolled were $157.50 million in fiscal year 2008. Revenue from the sales of our AP Steel and cold-rolled steel products to outside customers was approximately $33.94 million and $104.4 million in fiscal year 2008, respectively. Jiangsu Cold-rolled generated only $45.73 million revenue in fiscal year 2007 because our AP Steel production line and cold-rolled production lines did not become operative until October 2006 and January 2007, respectively. Since we have implemented the vertical integration strategy commencing January 2007, a large portion of Jiangsu Cold-Rolled’s products were used internally as raw materials for our subsidiary Changshu Huaye. Revenue contributed by Changshu Huaye increased to $260.53 million in fiscal year 2008, an increase of $2.82 million, or 1.09%, from $257.71 million in fiscal year 2007. As part of our vertical integration strategy, we continued to use more of our own HDG Steel products for the production of PPGI products in fiscal year 2008 to reduce the production costs. As a result, we sold less HDG Steel products to third parties in fiscal year 2008. However, the increase revenue generated from our sales of PPGI products more than offset the decrease of sales of our HDG Steel products.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2008 increased $90.02 million, or 61.05% to $237.49 million from $147.47 million in fiscal year 2007. Such increase was mainly due to our increased direct sale to end customers during fiscal year 2008. While we maintain a cooperation relationship with our sales agent, Shanghai Huaye, we have been seeking to increase our direct sale to end customers to increase margin.

Cost of Revenue. Our cost of revenue increased $100.21 million, or 36.72% to $373.11 million in fiscal year 2008 from $272.90 million in fiscal year 2007. This dollar increase was mainly due to increased production and sales volume. As a percentage of revenue, the cost of revenue decreased to 89.25% in fiscal year 2008 from 89.94% in fiscal year 2007. Such slight percentage decrease was mainly attributable to our vertical integration strategy commencing January 2007, the change of our product mix and the increased sales to unrelated parties.

 Gross Profit. Our gross profit increased $14.38 million to $44.92 million in fiscal year 2008 from $30.54 million in fiscal year 2007. Gross profit as a percentage of revenue (gross margin) was 10.75% in fiscal year 2008, as compared to 10.06% in fiscal year 2007. Such gross margin increase was mainly due to the increased production and sale of PPGI products, which have a higher profit margin than other products, our vertical integration strategy, economies of scales and our increased direct sales to unrelated parties in fiscal year 2008.

Gross margins for Changshu Huaye increased to 14.66% in fiscal year 2008 from 11.30% in fiscal year 2007, which was primarily attributable to the increased direct sales to unrelated parties, our vertical integration strategy that caused a large portion of Jiangsu Cold-Rolled’s products to be used as raw materials for Changshu Huaye, and an increase in sales of our higher margin PPGI products.

Gross margins for Jiangsu Cold-Rolled increased to 4.27% in fiscal year 2008 from 3.08% in fiscal year 2007, which was mainly because Jiangsu Cold-Rolled had no revenue until the second fiscal quarter of 2007, since our AP Steel production line and cold-rolled production lines did not become operative until October 2006 and January 2007, respectively. In addition, Jiangsu Cold-Rolled benefited from economies of scale which reduced its production costs per unit in fiscal year 2008.

Total Operating Expenses. Our total operating expenses decreased $1.07 million to $5.99 million in fiscal year 2008 from $7.06 million in fiscal year 2007. As a percentage of revenue, our total operating expenses decreased to 1.43% in fiscal year 2008 from 2.33% in fiscal year 2007.

General and Administrative Expenses. Our general and administrative expenses decreased $986,520 to $3.75 million in fiscal year 2008 from $4.74 million in fiscal year 2007. As a percentage of revenue, general and administrative expenses decreased to 1.43% in fiscal year 2008 from 2.33% in fiscal year 2007. Both the dollar amount and percentage increase were mainly attributable to the more efficient expense management and economies of scale.

Selling Expenses. Our selling expenses decreased $81,771 to $2.24 million in fiscal year 2008 from $2.32 million in fiscal year 2007. As a percentage of revenue, our selling expenses decreased to 0.54% in fiscal year 2008 from 0.76% in fiscal year 2007. The decrease was mainly attributable to the decrease in our transportation cost and more effective control on selling expenses. In February 2008, the severe snowstorms in southern China caused transportation difficulties. As a result, many of our clients opted to arrange transportation themselves, which reduced our transportation costs. In addition, in the last quarter of fiscal year 2008, due to unusually high market demand of our products, most of our clients paid for transportation costs.

Interest Expenses. Our interest expense increased $3.99 million to $6.25 million in fiscal year 2008, from $2.26 million in fiscal year 2007. As a percentage of revenue, our interest expenses increased to 1.50% in fiscal year 2008, from 0.74% in fiscal year 2007. Such percentage change was mainly due to the increase of interest rate of our one-year term bank loan and a $79.55 million increase in outstanding amounts of bank loans for the use of procuring raw materials to accommodate the growth of our production. On December 20, 2007, the People’s Bank of China increased the interest rate of RMB banks loans with one-year terms to 7.47%, which was 6.39% in the same period last year.

Provision for Income Taxes. We incurred income tax expense of $1.92 million and $696,754 in fiscal years 2008 and 2007, respectively. Such increase was primarily attributable to the increase in our net income and the increased tax rate of Changshu Huaye. Due to the New EIT Law, Changshu Huaye is subject to an EIT rate of 12.5% in 2008, as compared to 12% in 2007.

Net Income. Net income, without including the foreign currency translation adjustment, increased $10.62 million, or 51.73%, to $31.14 million in fiscal year 2008 from $20.52 million in fiscal year 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents (excluding restricted cash) of $11.81 million and restricted cash of $59.49 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this annual report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	For the Fiscal Year Ended June 30,
	2008	2007
Net cash (used in) operating activities	$(34,969)	$(28,556)
Net cash (used in) investing activities	(37,771)	(3,567)
Net cash provided by financing activities	74,573	34,093
Net cash flow	$2,973	$2,298

Operating Activities:

Net cash used in operating activities was $34.97 million in fiscal year 2008, an increase of $6.41 million from the $28.56 million net cash used in operating activities in fiscal year 2007. Such increase of net cash used in operating activities was primarily attributable to a $61.34 increase in advances to suppliers-related parties, a $28.62 decrease in advances to suppliers and a $15.55 million increase in inventory which more than offset the increase in net income and advances from customers and the decrease in trade account receivables. The increase in advances to suppliers, inventory and related parties receivable was mainly due to increase in purchase of raw materials made to accommodate the increased production and high market demands for our products.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities in fiscal year 2008 was $37.77 million, which is an increase of $34.20 million from net cash used in investing activities of $3.57 million in fiscal year 2007. Such increase of net cash used in investing activities was mainly due to a $32.61 million increase in restricted cash and a $2.02 million increase in purchase of property and equipment in fiscal year 2008. In fiscal year 2008, a large portion of our payments was made through bankers’ acceptance bills rather than cash. As a result, we had more restricted cash deposited in banks as deposits for the acceptance bills.

Financing Activities:

Net cash provided by financing activities in fiscal year 2008 totaled $74.57 million as compared to $34.09 million provided by financing activities in fiscal year 2007. The increase of cash provided by financing activities was mainly attributable to an increase of $24.99 million in proceeds from issuance of notes payable in fiscal year 2008 and $21.04 million in fiscal year 2007 to acquire the 100% equity of our subsidiaries Changshu Huaye and Jiangsu Cold-Rolled.

We believe we currently maintain a good business relationship with many banks. As of June 30, 2008, the amount, maturity date and term of each of our bank loans were as follows. Note that as of September 11, 2008, all loans that matured before such date have been paid off.

(All amounts in million of U.S. dollars)

Banks	Amounts*	Starting Date	Maturity Date
China Agriculture Bank Changshu Branch	$1.43	February 1, 2008	August 1, 2008
China Industry and Commerce Bank Changshu Branch	2.91	March 10, 2008	September 9, 2008
China Agriculture Bank Changshu Branch	1.46	May 20, 2008	November 20, 2008
China Agriculture Bank Changshu Branch	0.73	June 27, 2008	December 27, 2008
Bank of Jiangsu Xuzhou Branch	11.64	January 11, 2008	July 11, 2008
China Agriculture Bank Changshu Branch	0.29	January 24, 2008	July 24, 2008
China Industry and Commerce Bank Changshu Branch	1.75	February 27, 2008	August 26, 2008
China Industry and Commerce Bank Changshu Branch	2.18	March 20, 2008	September 19, 2008
China Construction Bank Changshu Branch	8.73	April 2, 2008	October 2, 2008
Changshu Rural Commercial Bank	1.46	April 14, 2008	October 14, 2008
Ever Growing Bank Nanjing Branch	7.28	April 17, 2008	October 17, 2008
Ever Growing Bank Nanjing Branch	8.73	April 22, 2008	October 22, 2008
China Agriculture Bank Changshu Branch	1.02	April 30, 2008	October 30, 2008
China Agriculture Bank Changshu Branch	4.37	May 26, 2008	November 26, 2008
Changshu Rural Commercial Bank	6.40	May 27, 2008	November 27, 2008
China Agriculture Bank Changshu Branch	0.73	June 5, 2008	December 5, 2008
China Agriculture Bank Changshu Branch	4.37	June 10, 2008	December 10, 2008
China Citic Bank Wuxi Branch	2.91	August 3, 2007	August 3, 2008
Bank of Jiangsu Nantong Branch	2.91	August 8, 2007	August 7, 2008
Bank of China Changshu Branch	1.75	March 12, 2008	September 10, 2008
Changshu Rural Commercial Bank	1.75	March 20, 2008	September 19, 2008
Changshu Rural Commercial Bank	0.73	April 14, 2008	October 13, 2008
Changshu Rural Commercial Bank	2.62	April 14, 2008	October 13, 2008
China Industry and Commerce Bank Changshu Branch	1.46	April 7, 2008	April 6, 2009
China Industry and Commerce Bank Changshu Branch	1.46	April 14, 2008	April 13, 2009
China Industry and Commerce Bank Changshu Branch	1.46	May 16, 2008	May 15, 2009
China Industry and Commerce Bank Changshu Branch	1.46	May 21, 2008	May 20, 2009
Bank of Communications Changshu Branch	2.91	May 30, 2008	November 25, 2008
China Agriculture Bank Changshu Branch	1.89	February 18, 2008	August 17, 2008
China Agriculture Bank Changshu Branch	11.79	March 4, 2008	September 3, 2008
China Agriculture Bank Changshu Branch	2.91	May 16, 2008	November 15, 2008
China Agriculture Bank Changshu Branch	4.37	May 19, 2008	November 18, 2008
China Agriculture Bank Changshu Branch	4.37	May 22, 2008	November 21, 2008
China Agriculture Bank Changshu Branch	2.91	May 30, 2008	November 29, 2008
China Agriculture Bank Changshu Branch	4.37	June 6, 2008	December 5, 2008
China Agriculture Bank Changshu Branch	9.60	June 18, 2008	December 17, 2008
China Agriculture Bank Changshu Branch	1.46	June 30, 2008	December 28, 2008
Total	$130.50

Calculated on the basis that $1 = RMB 6.87180

Our material capital expenditure requirements for fiscal year 2009 are approximately $20 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $20 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. In the coming 12 months, we have approximately $130.5 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

•
Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $28,035,815 and $32,791,928 at June 30, 2008 and 2007, respectively. The Company also had advances from its customers in the amount of $16,871,618 and $8,414,629 at June 30, 2008 and 2007, respectively.

•
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

As discussed in Note 7 to the consolidated financial statements included elsewhere in this annual report, the Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. These handling fees have been classified as selling expenses in the statement of operations.

•	Cost of Revenue - Cost of products sold includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

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

	For the Years Ended June 30,
	2008	2007	2006
Net income	$31,135,970	$20,520,391	$11,528,200
Weighted-average common shares outstanding	37,955,602	4,181,750	-
Effect of participating convertible Series A and Series B preferred stock	-	30,418,273	29,373,303
Weighted-average basic and dilutive common shares Outstanding	37,955,602	34,600,023	29,373,303

Basic and Diluted Earnings per Common Share	$0.82	$0.59	$0.39

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of June 30, 2008 and 2007 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008, to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Although the Company is not required to have the auditor attestation until June 30, 2010, the Company hired an outside consultant to assist with the evaluation of the Company’s internal controls in effect for fiscal year 2008 and to develop a test plan by which the Company would be able to determine whether the internal controls functioned appropriately and to assist with the implementation of the test plan to determine the effectiveness of the controls. Together with the outside consultant, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified the following material weakness as of June 30, 2008:

•
Several material audit adjustments were required for the Company’s accounting records to adhere to the standards of the PCAOB. These adjustments included reclassifications, correcting accruals and correcting allowances to conform to US GAAP.

Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Until such time as a full-time experienced accountant with knowledge of U.S. GAAP is recruited, the Company will engage a professional firm or individual to assist with the financial reporting.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal controls and will continue to work to put effective controls in place. The Company is actively recruiting staff with good knowledge of U.S. GAAP to assist in the Company’s financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Lifang Chen	36	Chairman of the board of directors, Chief Executive Officer and President

Yongfei Jiang	30	Director, Chief Financial Officer, Treasurer and Secretary

Xun Zhang	37	Chief Technology Officer

Carl Mudd	64	Director

Guoyou Shao	58	Director

Xinchuang Li	44	Director

Lifang Chen. Ms. Chen became our Chairman on February 1, 2007 and our chief executive officer and president in May 2008. She has been the Chairman of our subsidiary Sutor BVI since August 2007. Since June 2001, Ms. Chen has also served as the Vice President of Shanghai Huaye. From September 1993 to May 2001, Ms. Chen served as the director of the civil administrative bureau of Xiaoshan District, Hangzhou city. She has extensive experience in enterprise management and received a doctorate degree in Business Management from Century University of America in 2004.

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

A. Carl Mudd. Mr. Mudd has served as our directors since February 2008. Mr. Mudd has extensive operational and financial management experience in domestic and international, multi-location, manufacturing, distribution and retail businesses, both publicly held and privately owned. He has spent the past 15 years consulting with and mentoring CEOs and Boards of Directors of major companies on global strategy, business processes and international operations, including six years based in Hong Kong with clients in the PRC, Hong Kong, Sri Lanka and Singapore. Mr. Mudd is currently the Chairman of the Audit Committee of Shengda Tech, Inc., a NASDAQ listed publicly traded manufacturer and supplier of nano precipitated carbonated calcium for tires, plastics, paints and papers in China. Mr. Mudd is a Certified Public Accountant, holds a Bachelor’s of Business Administration - Accounting, from St. Edward’s University and recently was awarded a Certificate of Director Education by The NACD Corporate Directors Institute.

Guoyou Shao.  Mr. Shao has served as our directors since February 2008. Since April 2003, Mr. Shao has served as Board Chairman of Fortis Haitong Investment Management Co., Ltd., one of the first sino-foreign joint ventures specializing in fund management to gain approval in China Prior to this, Mr. Shao served as Manager of the Investor Relations Department of Haitong Securities Co. Ltd. since July 1998. Mr. Shao has extensive securities investment and asset management experience and holds a Master’s degree in Business Administration from Hong Kong Science Management Institute.

Xinchuang Li. Mr. Li has served as our directors since February 2008.  Since 2007, Mr. Li has served as the Executive Director of China Metallurgical Industry Planing & Research Institute in Beijing. Prior to this, Mr. Li served as the Vice Director and Chief Engineer of China Metallurgical Industry Planing & Research Institute.  China Metallurgical Industry Planing & Research Institute specializes in the planning and strategic study of the Chinese steel industry. Mr. Li is leading expert in this field and holds a Master’s degree in Business Administration from Fordham University and Beijing University

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Yongfei Jiang, Carl Mudd, Guoyou Shao, and Xinchuang Li. Carl Mudd, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.” The board of directors has determined that Carl Mudd possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of independent directors. From time to time, the board of directors may establish other committees.

Audit Committee

Our board of directors established an audit committee in February 2008. Our audit committee consists of three members: Carl Mudd, Guoyou Shao, and Xinchuang Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules. Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Mudd serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

Our audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
•	reviewing with our independent auditors any audit problems or difficulties and management’s response;
•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;
•	discussing the annual audited financial statements with management and our independent auditors;
•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
•	annually reviewing and reassessing the adequacy of our audit committee charter;
•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time;
•	meeting separately and periodically with management and our internal and independent auditors; and
•	reporting regularly to the full board of directors.

Compensation Committee

Our board of directors established a compensation committee in February 2008. Our compensation committee consists of three members: Carl Mudd, Guoyou Shao, and Xinchuang Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules. Mr. Shao serves as the chairman of our compensation committee. Our compensation committee assists the board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any meeting of our compensation committee during which her compensation is deliberated.

•	Our compensation committee is responsible for, among other things:
•	approving and overseeing the compensation package for our executive officers;
•	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer,
•	evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and setting the compensation level of our Chief Executive Officer based on this evaluation; and
•
reviewing periodically and making recommendations to the board of directors regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Governance and Nominating Committee

Our board of directors established a governance and nominating committee in February 2008. Our governance and nominating committee consists of three members: Carl Mudd, Guoyou Shao, and Xinchuang Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules. Mr. Li serves as the chairman to our governance and nominating committee. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board of directors and its committees.

Our governance and nominating committee is responsible for, among other things:

•	identifying and recommending to the board of directors nominees for election or re-election to the board of directors, or for appointment to fill any vacancy;
•
reviewing annually with the board of directors the current composition of the board of directors in light of the characteristics of independence, age, skills, experience and availability of service to us; and

•	identifying and recommending to the board of directors the directors to serve as members of the committees.

We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our stockholders.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Certain Control Persons; Corporate Governance,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our sole director and executive offers, we believe that our directors and executive offers filed the required reports on time in 2008 fiscal year.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to our Chief Executive Officer for services during the last two fiscal years in all capacities to us, our subsidiaries and predecessors. No other executive officer received compensation of $100,000 or more for the year ended June 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Lifang Chen, CEO*	2008	-	-	-	-
	2007	-	-	-	-
Liuhua Guo, former CEO*	2008	88,568	-	-	-
	2007	70,424	-	-	-
* Mr. Guo resigned as our CEO in May 2008 and Ms. Chen was appointed as a replacement to Mr. Guo.

Employment Contracts

Currently, we do not have an employment agreement with our CEO, Ms. Lifang Chen.

Retirement Benefits

 Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Payment Upon Termination or Change-in Control

The Company does not have change-in-control arrangements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation - 2008

The following table sets forth information concerning all compensation paid to our non-employee directors for services rendered in all capacities for the year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Total Compensation ($)
Carl Mudd	65,000	65,000
Guoyou Shao	17,143	17,143
Xinchuang Li	17,143	17,143

In February 2008, we entered into agreements with each of the independent directors. Under the terms of the agreements, Mr. Mudd is entitled to $65,000, Mr. Shao is entitled to RMB 120,000 (approximately $17,143) and Mr. Li is entitled to RMB 120,000 (approximately $17,143) as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Mudd’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, the independent directors are entitled to indemnification for expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. The Company also reimburses our directors for reasonable travel expenses related to attendance at board and committee meetings.

Limitation of Liability and Indemnification of Officers and Directors

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

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934, as amended, may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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

The following table sets forth information regarding beneficial ownership of our common stock as of September 26, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class [2]
Common Stock	Lifang Chen	Chairman and CEO	30,338,050[3]	79.9%
Common Stock	Yongfei Jiang	CFO	0	*
Common Stock	Xun Zhang	CTO	0	*
Common Stock	Carl Mudd	Director	0	*
Common Stock	Guoyou Shao	Director	0	*
Common Stock	Xinchuang Li	Director	0	*
All Officers and Directors as a group (6 persons named above)			30,338,050	79.9%
Common Stock	Feng Gao	5% Security Holder	30,338,0503[4]	79.9%
Common Stock	Total Shares Owned by Persons Named above		30,338,050	79.9%
* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2 A total of 37,955,602 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 26, 2008. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3 Includes 19,079,450 shares of common stock owned by Feng Gao, Ms. Chen’s husband.

4 Includes 11,258,600 shares of common stock owned by Lifang Chen, Mr. Gao’s wife and our Chairman.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTION INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions. For additional information about the transactions, see Note 7, “Related Parties” to the consolidated financial statements included elsewhere in this annual report.

•	We paid off a note payable to Shanghai Huaye, which is 100% owned by our CEO Ms. Lifang Chen and her husband Feng Gao, in the amount of $2.33 million in August 2007.

•
We sell our products to and buy raw materials from various companies which are owned or controlled by our principal shareholders. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt.

•
On December 12, 2007, we entered into a purchase agreement with our CEO and Chairperson Ms. Lifang Chen and certain accredited investors, pursuant to which on December 14, 2007, Ms. Chen sold to certain accredited investors 2,000,000 shares of our common stock owned by her at a price of $4.25 per share for a purchase price of $8.5 million. The shares sold by Ms. Chen to these accredited investors are restricted securities and were originally acquired by Ms. Chen in connection with the reverse acquisition of Sutor BVI that was closed on February 1, 2007. Under the purchase agreement, we were obligated to register the shares sold by Ms. Chen within a pre-defined period. Ms. Chen was obligated under the agreement to bear all costs related to the registration of the shares. We fulfilled our obligation by filing the required registration statement in January 2008.

•	On December 20, 2007, Ms. Chen loaned our Company $7.1 million. The loan is for a period of 24 months and carries an interest rate of 5% .

•	Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates. Please see Note 6 to our financial statements.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Carl Mudd, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.” Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of these three independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Hansen Barnett & Maxwell, P.C.
for professional services rendered for the fiscal years ended June 30, 2008 and 2007:

(in thousands of U.S. dollars)

	June 30, 2008	June 30, 2007

Audit fees (1)	$202.04	$204.40
Audit-related fees (2)	32.65	12.09
Tax fees	-	-
All other fees	-	-
Total	234.69	216.49

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Hansen Barnett & Maxwell, P.C. for our consolidated financial statements as of and for the year ended June 30, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

1)	Financial Statement are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F – 2

•	Consolidated Balance Sheets	F – 3

•	Consolidated Statement of Operations and Comprehensive Income	F – 4

•	Consolidated Statement of Stockholders’ Equity	F – 5

•	Consolidated Statement of Cash Flows	F – 6

•	Notes to Consolidated Statements	F – 7

2)
Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

3)	Exhibits: See the Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Lifang Chen
Lifang Chen
Chief Executive Officer

Date: September 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Lifang Chen and Yongfei Jiang as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Lifang Chen	Chief Executive Officer (Principal Executive	September 26, 2008
Lifang Chen	Officer)

/s/ Yongfei Jiang	Chief Financial Officer and director (Principal	September 26, 2008
Yongfei Jiang	Financial Officer and Principal Accounting Officer)

/s/ Carl Mudd
Carl Mudd	Director	September 26, 2008

/s/ Guoyou Shao
Guoyou Shao	Director	September 26, 2008

/s/ Xinchuang Li
Xinchuang Li	Director	September 26, 2008

EXHIBITS

Exhibit No.	Description

2.1
Share Exchange Agreement, dated September 3, 2007, among BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 8, 2007]

2.2
Amendment No. 1 to Share Exchange Agreement, dated February 1, 2007, among the registrant, Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10Q-SB filed on November 3, 2007, in commission file number 333-83351]

3.2
Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed on July 21, 1999, in commission file number 333-83351].

4.1	Certificate of Designation of Series B Voting Convertible Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 2, 2007]

4.2	Form of Registration Rights Agreement, dated February 1, 2007. [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.1
Assignment Agreement, dated November 7, 2007, by and among the registrant, BTHC III, Inc., Sutor Steel Technology Co., Ltd. and its stockholders. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 8, 2007]

10.2	Form of the Securities Purchase Agreement, dated February 1, 2007. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.3
Make Good Escrow Agreement, dated February 1, 2007, by and among the registrant, Roth Capital Partners, LLC, Ms. Lifang Chen and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.4
Closing Escrow Agreement, dated January 25, 2007, by and among the registrant, Roth Capital Partners, LLC and Thelen Reid Brown Raysman & Steiner LLP. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.5
Equity Transfer Agreement, dated August 18, 2007, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Changshu Huaye Steel Strip Co., Ltd. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 2, 2007]

1

10.6
Equity Transfer Agreement, dated August 18, 2007, by and among Shanghai Huaye Iron & Steel Group Co., Ltd., Huaye (Hong Kong) International Group Limited and Sutor Steel Technology Co., Ltd. regarding the acquisition of Jiangsu Cold-Rolled Technology Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.7
Procurement Cooperation Frame Agreement, dated December 7, 2007, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.8
Sales Cooperation Frame Agreement, dated December 7, 2007, by and between Changshu Huaye Steel Strip Co., Ltd. and Shanghai Huaye Iron & Steel Group Co., Ltd. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.9
Notification Concerning Licensing the Brand Name of “Huaye” to Changshu Huaye Steel Strip Co., Ltd., dated August 15, 2005, from Shanghai Huaye Iron & Steel Group Co., Ltd. to Changshu Huaye Steel Strip Co., Ltd. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.10
Employment Agreement, dated December 26, 2007, by and between Sutor Steel Technology Co., Ltd. and Guoxiang Ni. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.11
Employment Agreement, dated December 26, 2007, by and between Sutor Steel Technology Co., Ltd. and Yongfei Jiang. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.12
Employment Agreement, dated December 26, 2007, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.13
Consulting Agreement, dated November 1, 2007, by and among Heritage Management Consultants, Inc., Sutor Steel Technology Co., Ltd. and HFG International, Limited. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.14
Financial Advisory Agreement, dated July 3, 2007, by and among HFG International, Limited, Changshu Huaye Steel Strip Co., Ltd and Jiangsu Cold-Rolled Technology Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

10.15
Consulting Agreement, dated January 8, 2007, by and between the registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.16
Consulting Agreement, dated January 8, 2007, by and between the registrant and Ye Zong. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

2

10.17
Consulting Agreement, dated January 8, 2007, by and between the registrant and Jingshi Cai. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 9, 2007]

10.18	Form of Sales Agent Cooperation Agreement. [Incorporated by reference to Exhibit 10.18 to the registrant’s Amendment No. 1 to registration statement on Form S-1 filed on June 4, 2007]

10.19
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

10.20
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Xun Zhang. [Incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 2, 2007]

24	Power of Attorney (included on the signature page of this annual report).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

3

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Sutor Technology Group Limited

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 19, 2008

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,806,101	$8,832,942
Restricted cash	59,489,508	27,799,475
Trade accounts receivable, net of allowance for doubtful accounts of $70,653 and $2,947, respectively	6,268,858	14,768,954
Other receivables	100,271	44,226
Advances to suppliers, related parties	76,118,544	-
Advances to suppliers, net of allowance of $1,472,828 and $499,842, respectively	28,035,815	32,791,928
Inventory	51,315,521	22,703,304
Notes receivable	130,970	203,546
Deferred taxes	288,976	-
Total Current Assets	233,554,564	107,144,375
Property and Equipment, net of accumulated depreciation of $12,019,445 and $6,726,756, respectively	59,736,612	47,571,353
Intangible Assets, net of accumulated amortization of $285,888 and $188,132, respectively	3,238,931	2,988,589
TOTAL ASSETS	$296,530,107	$157,704,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,003,898	$3,916,596
Advances from customers	16,871,618	8,414,629
Other payables and accrued expenses	3,265,860	2,707,473
Short-term notes payable	130,504,380	50,954,916
Short-term notes payable - related parties	-	2,325,802
Total Current Liabilities	156,645,756	68,319,416
Long-Term Notes Payable - Principal Shareholder	7,099,998	-
Total Liabilites	163,745,754	68,319,416

Minority Interest in Net Assets of Subsidiary	34,697	32,812
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	7,748,269
Retained earnings	65,772,975	39,475,731
Accumulated other comprehensive income	17,181,567	4,919,970
Total Stockholders' Equity	132,749,656	89,352,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,530,107	$157,704,317

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2008	2007	2006
Revenue:
Revenue	$237,494,371	$147,466,726	$45,941,894
Revenue from related parties	180,535,469	155,972,011	144,652,445
	418,029,840	303,438,737	190,594,339
Cost of Revenue
Other cost of revenue	266,149,352	115,285,842	57,220,341
Purchases from related parties	106,960,453	157,615,325	117,436,244
	373,109,805	272,901,167	174,656,585

Gross Profit	44,920,035	30,537,570	15,937,754

Operating Expenses:
Selling expense	2,237,957	2,319,728	1,894,452
General and administrative expense	3,749,453	4,735,973	1,254,613
Total Operating Expenses	5,987,410	7,055,701	3,149,065
Income from Operations	38,932,625	23,481,869	12,788,689

Other Income (Expense):
Interest income	943,466	566,469	467,443
Other income	188,273	298,488	185,664
Interest expense	(6,253,098)	(2,258,425)	(923,673)
Other expense	(756,943)	(874,651)	(155,497)
Total Other Income (Expense)	(5,878,302)	(2,268,119)	(426,063)

Income Before Taxes and Minority Interest	33,054,323	21,213,750	12,362,626
Provision for income taxes	(1,916,468)	(696,754)	(858,940)
Minority interest in loss of consolidated subsidiary	(1,885)	3,395	24,514

Net Income	$31,135,970	$20,520,391	$11,528,200

Basic and Diluted Earnings per Common Share	$0.82	$0.59	$0.39

Net Income	$31,135,970	$20,520,391	$11,528,200
Foreign currency translation adjustment	12,261,597	3,488,320	1,440,146
Comprehensive Income	$43,397,567	$24,008,711	$12,968,346

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2006, 2007 AND 2008

										Accumulated
	Series A Voting Convertible		Series B Voting Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Earnings	Income (Loss)	Equity
Balance, June 30, 2005	-	$-	279,415.53	$22,586,429	-	$-	$-	$3,163,599	$12,011,810	$(8,496)	$37,753,342
Issuance for cash, December	-	-	24,767.20	1,999,668	-	-	-	-	-	-	1,999,668
Net income for the year	-	-	-	-	-	-	-	2,501,290	9,026,910	-	11,528,200
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,440,146	1,440,146

Balance, June 30, 2006	-	-	304,182.73	24,586,097	-	-	-	5,664,889	21,038,720	1,431,650	52,721,356
Issuance for cash, July	-	-	18,578.48	1,500,000	-	-	-	-	-	-	1,500,000
Issuance for cash, November	-	-	619.29	21,059,950	-	-	-	-	-	-	21,059,950
Capital distributions	-	-	-	(21,036,767)	-	-	-	-	-	-	(21,036,767)
Issuance for cash, February	-	-	39,473.56	10,570,762	-	-	-	-	-	-	10,570,762
Issuance to acquire Bronze Marketing, Inc.	135,000	-	-	-	150,000	150	(150)	-	-	-	-
Issuance for services	20,122	528,077	-	-	-	-	-	-	-	-	528,077
Conversion of Series A Preferred Stock into common stock	(155,122)	(528,077)	-	-	1,520,196	1,520	526,557	-	-	-	-
Conversion of Series B Preferred Stock into common stock	-	-	(362,854.06)	(36,680,042)	36,285,406	36,285	36,643,757	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	2,083,380	18,437,011	-	20,520,391
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3,488,320	3,488,320

Balance, June 30, 2007	-	-	-	-	37,955,602	37,955	37,170,164	7,748,269	39,475,731	4,919,970	89,352,089
Net income for the year	-	-	-	-	-	-	-	4,838,726	26,297,244	-	31,135,970
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	12,261,597	12,261,597
Balance, June 30, 2008	-	$-	-	$-	37,955,602	$37,955	$37,170,164	$12,586,995	$65,772,975	$17,181,567	$132,749,656

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$31,135,970	$20,520,391	$11,528,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,384,418	2,708,805	1,836,727
Minority interest in loss of consolidated subsidiary	1,885	(3,395)	(24,514)
Deferred income taxes	(272,375)	-	-
Stock based compensation	-	528,077	-
Gain on sale of property and equipment	(2,844)	-	-
Changes in current assets and liabilities:
Trade accounts receivable, net	9,537,171	(13,596,643)	(694,786)
Other receivables, net	(48,258)	(41,539)	62,895
Advances to suppliers	7,869,743	(20,747,998)	355,095
Inventories	(24,623,639)	(9,075,799)	4,236,357
Accounts payable	1,562,872	395,630	(5,429,417)
Advances from customers	7,102,064	490,208	7,140,491
Other payables and accrued expenses	257,455	802,466	856,622
Related party receivables or payables	(71,873,877)	(10,536,690)	10,625,951
Net Cash Provided by (Used in) Operating Activities	(34,969,415)	(28,556,487)	30,493,621

Cash Flows from Investing Activities:
Changes in notes receivable	89,430	(126,402)	(69,593)
Purchase of property and equipment, net of value added tax refunds received	(10,872,302)	(8,850,305)	(18,963,778)
Proceeds from sale of property and equipment	10,369	-	-
Purchase of land use rights	-	(198,301)	167,530
Net change in restricted cash	(26,998,292)	5,607,772	(9,573,358)
Net Cash Used in Investing Activities	(37,770,795)	(3,567,236)	(28,439,199)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	161,549,825	136,558,731	22,210,230
Payments on notes payable	(91,833,084)	(112,004,593)	(15,037,160)
Proceeds from issuance of Series B preferred stock	-	33,130,712	1,999,668
Proceeds from issuance of notes payable - principal shareholder	7,099,998	-	-
Payments on notes payable - related parties	(2,244,164)	-	-
Payments on long-term debt	-	(2,554,598)	(6,187,169)
Capital distribution to shareholders	-	(21,036,767)	-
Net Cash Provided by Financing Activities	74,572,575	34,093,485	2,985,569

Effect of Exchange Rate Changes on Cash	1,140,794	328,687	(63,894)

Net Change in Cash	2,973,159	2,298,449	4,976,097
Cash and Cash Equivalents at Beginning of Year	8,832,942	6,534,493	1,558,396
Cash and Cash Equivalents at End of Year	$11,806,101	$8,832,942	$6,534,493

Supplemental Cash Flow Information
Cash paid during the period for interest	$5,952,002	$2,258,425	$923,673
Cash paid during the period for taxes	$3,746,316	$2,436,656	$156,991

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

Nature of Operations - The operations of Changshu Huaye are located in the PRC. Changshu Huaye manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). In addition, Changshu Huaye owns a 90% interest in a consolidated subsidiary, Changshu Dongbang Sewage Treatment Co., Ltd. which is also located in the PRC. For the year ended June 30, 2008, approximately 93.8% of Changshu Huaye revenue is derived from sales within the PRC of steel products. A significant portion of the purchases and revenues of Changshu Huaye consist of transactions between Shanghai Huaye, which is owned by the Principal Stockholders, and its subsidiaries.

The operations of Jiangsu Cold-Rolled are also located in the PRC. Jiangsu Cold-Rolled operates several production lines that refines products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. For the year ended June 30, 2008 all of Jiangsu Cold-Rolled revenue is derived from sales of steel products within the PRC.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Values of Financial Instruments   - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, notes receivable, receivable from related parties, accounts payable, short-term notes payable, other payables and accrued expenses, advances from customers, and amounts due to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $28,035,815 and $32,791,928 at June 30, 2008 and 2007, respectively. The Company also had advances from its customers in the amount of $16,871,618 and $8,414,629 at June 30, 2008 and 2007, respectively.

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

Retirement Benefit Plans   - Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $492,804, $315,821 and $114,211 for the years ended June 30, 2008, 2007 and 2006, respectively.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended June 30,
	2008	2007	2006

Net income	$31,135,970	$20,520,391	$11,528,200

Weighted-average common shares outstanding	37,955,602	4,181,750	-
Effect of participating convertible Series B Preferred Stock	-	30,418,273	29,373,303
Weighted-Average Basic and Dilutive Common Shares Outstanding	37,955,602	34,600,023	29,373,303
Basic and Diluted Earnings per Common Share	$0.82	$0.59	$0.39

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 that extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities"(“SFAS 161”), an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	June 30,
	2008	2007
Raw materials	$32,840,857	$9,719,288
Finished goods	18,474,664	12,984,016
Total Inventory	$51,315,521	$22,703,304

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The decrease of office and other equipment is due to the value-added tax refunded by the government. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. For further discussion regarding the investment tax credit, see Note 8.

Property and equipment consisted of the following:

	June 30,
	2008	2007
Buildings and plant	$17,525,800	$15,713,151
Machinery	40,119,643	36,575,299
Office and other equipment	789,968	609,633
Vehicles	217,883	143,600
Construction in process	13,102,763	1,256,426
Total	71,756,057	54,298,109
Less accumulated depreciation	(12,019,445)	(6,726,756)
Net property, plant and equipment	$59,736,612	$47,571,353

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and plant	20 years
Machine	10 years
Office and other equipment	5 years
Vehicles	5 years

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 was $4,311,708, $2,653,422 and $1,777,788, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the years ended June 30, 2008, 2007, and 2006 was $72,710, $55,383 and $58,939, respectively. Intangible information by segment is presented below:

As of June 30, 2008	Steel Coating and Plating	Cold Rolled Steel Production	Total
Gross Carrying Amount	$2,150,222	$1,374,597	$3,524,819
Accumulated Amortization	(195,493)	(90,395)	(285,888)
	$1,954,729	$1,284,202	$3,238,931

As of June 30, 2007	Steel Coating and Plating	Cold Rolled Steel Production	Total
Gross Carrying Amount	$1,937,874	$1,238,847	$3,176,721
Accumulated Amortization	(131,441)	(56,691)	(188,132)
	$1,806,433	$1,182,156	$2,988,589

The following schedule sets forth the estimated amortization expense for the periods presented:

Estimated Amortization Expense
For the year ending June 30, 2009	$72,710
For the year ending June 30, 2010	72,710
For the year ending June 30, 2011	72,710
For the year ending June 30, 2012	72,710
For the year ending June 30, 2013	72,710

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt. All short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related party as of the dates presented:

Short-term notes were comprised of the following:

	Maturity Date	June 30, 2008	June 30, 2007
Short-term notes payable, no interest rate, secured by cash deposits, guaranteed by related parties	12/27/2008	$65,455,921	$24,724,719
Note payable at 6.39% interest, secured by inventory	matured	-	5,246,039
Note payable at 6.84% interest, guaranteed by related party	8/7/2008	2,910,446	-
Note payable at 7.52% interest, guaranteed by related party	8/3/2008	2,910,446	-
Note payable at 6.57% interest, secured by property	9/19/2008	1,746,267	-
Note payable at 6.57% interest, secured by property	10/13/2008	3,347,012	-
Note payable at 6.57% interest, secured by related party	9/3/2008	11,787,305	-
Note payable at 8.22% interest, secured by inventory	5/20/2009	5,820,891	-
Note payable at 6.90% interest, secured by inventory	9/10/2008	1,746,267	-
Note payable at 6.57% interest, secured by related party	11/25/2008	2,910,446	-
Note payable at 6.57% interest, secured by related party	8/17/2008	1,891,790	-
Note payable at 6.57% interest, secured by related party	12/5/2008	18,917,896	-
Note payable at 6.90% interest, secured by property	12/28/2008	11,059,693	-
Note payable at 6.12% interest, secured by inventory	matured	-	1,311,510
Note payable at 6.39% interest, secured by inventory	matured	-	2,623,020
Note payable at 6.23% interest, guaranteed by related party	matured	-	3,672,227
Note payable at 7.25% interest, guaranteed by related party	matured	-	1,573,812
Note payable at 5.58% interest, secured by inventory	matured	-	2,623,020
Note payable at 6.25% interest, guaranteed by related party	matured	-	2,623,020
Note payable at 5.75% interest, guaranteed by related party	matured	-	6,557,549
Total Short-Term Notes Payable		$130,504,380	$50,954,916

Notes payable to related parties no interest rate, secured by cash deposits	matured	$-	$2,325,802
		$-	$2,325,802

Long-term notes were comprised of the following:

	Maturity Date	June 30, 2008	June 30, 2007
Long-term notes payable to principal shareholder at 5.00% interest, unsecured - See Note 7	12/20/2009	$7,099,998	$-
Total long-term debt		$7,099,998	$-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTIES

The Company sells it products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of 20 sister companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the years ended June 30, 2008, 2007, and 2006, costs of revenue include purchases from these related parties of $106,960,453, $157,615,325 and $117,436,244, respectively.

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At June 30, 2008 and 2007, the net amounts due from and (due to) related parties were $76,118,544 and $(2,325,802), respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. Amounts receivable from related parties are also due upon delivery. Advances to suppliers to related parties are relieved once the goods are received.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months, carries an interest rate of 5% and is included in the accompanying balance sheet at June 30, 2008 under the caption “long term notes payable – principal shareholder.”

Some of the Company’s notes payables are guaranteed by related parties as described in Note 6.

NOTE 8 - INCOME TAXES

Before the implementation of the new Enterprise Income Tax Law (“EIT Law”) as discussed below, Foreign Invested Entities (“FIE”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as the Company’s PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and would be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. The Company’s other subsidiary, Jiangsu Cold-Rolled had the same two-year full tax exemption for the calendar years 2006 and 2007, followed by 50% tax exemption for the next three years.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended June 30, 2008 and 2007, the PRC tax authorities approved the application of Changshu Huaye for a tax credit on certain domestic purchases of machinery in the PRC. The credit is based upon 40% of certain eligible assets for specific industries in the PRC, and is payable at the government’s discretion. The credit is recorded when the refund for the tax credit is collected. As a result of being granted the credit, the Company recorded a reduction in its income tax provision in the amount of $1,385,711 and $1,889,992 for the years ended June 30, 2008 and 2007.

Taxes payable are a component of other payables and accrued expenses in the accompanying consolidated balance sheets and consisted of:

	June 30,
	2008	2007
Value added tax	$339,849	$698,619
Income tax	1,035,182	904,377
Surtax, insurance, other	115,046	81,345
Total Taxes	$1,490,077	$1,684,341

Due to the change in tax rate during the fiscal year, the statutory tax rate for June 30, 2008 is a blended rate of approximately 30%, which was calculated as 33% during the six months ended December 31, 2007 and 25% during the six months ended June 30, 2008. For the years ended June 30, 2007 and 2006 the statutory rate was 33%.

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the Years Ended June 30,
	2008	2007	2006

Income tax calculated at statutory rates	$10,003,860	$7,000,538	$4,079,667
Investment tax credit	(1,385,711)	(1,889,992)	-
Benefit of favorable rates	(1,640,703)	(1,886,627)	(1,132,418)
Benefit of tax holiday	(5,008,137)	(2,615,685)	(2,160,841)
Tax effect of change in tax rates	165,585	-	-
Tax effect of parent and sewer losses	(218,426)	88,520	72,532
Provision for income taxes	$1,916,468	$696,754	$858,940

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are comprised of the following:

	June 30,
	2008	2007

Allowance for doubtful trade receivables	$16,105	$-
Allowance for doubtful advances to suppliers	272,871	-
Total deferred income tax assets	288,976	-
Valuation allowance	-	-
Net deferred income tax asset	$288,976	$-

The provision for income taxes is comprised of the following:

	For the Years Ended June 30,
	2008	2007	2006
Current	$2,205,444	$696,754	$858,940
Deferred	(288,976)	-	-
Provision for (benefit from) income taxes	$1,916,468	$696,754	$858,940

If the Company had not been granted a “tax holiday” during the years ended June 30, 2008, 2007, and 2006, the provision for income taxes would have been $6,924,605, $3,312,439, and $3,019,781, respectively. Net income after income tax for the years ended June 30, 2008, 2007, and 2006 would have been $26,127,833, $17,904,706 and $9,367,359, respectively. Basic and diluted earnings per common share for the years ended June 30, 2008, 2007, and 2006 diluted earnings per common share would have been $0.69, $0.52 and $0.32, respectively.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitment under Make Good Agreement - On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. The number of shares to be released at each year end is computed as 50 percent of the escrowed shares times the ratio of the deficiency in net income divided by the required net income. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the private placement investors received a contingent beneficial conversion option that will require the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $3.04 per share of common stock released. On December 7, 2007, the escrow agent returned 1,973,684 shares to the Principal Shareholder because the contingent issuance related to June 30, 2007 was not fulfilled as the Company achieved the net income requirement of the agreement for that period. The remaining shares will be delivered to the principal shareholders after verification by the escrow agent.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products, while Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.

Certain segment information is presented below:

		Jiangsu Cold-	Inter-Segment and
At June 30, 2008 and for the year then ended	Changshu Huaye	Rolled	Reconciling Items	Total
Revenue	$260,528,089	$157,501,751	$-	$418,029,840
Total operating expenses	4,635,428	665,992	685,990	5,987,410
Interest revenue	832,179	111,287	-	943,466
Interest expense	1,944,739	4,120,647	187,712	6,253,098
Depreciation and amortization expense	2,024,644	2,359,774	-	4,384,418
Provision for income taxes	1,916,468	-	-	1,916,468
Net income	26,169,281	5,840,391	(873,702)	31,135,970
Capital expenditures, net of VAT refunds	455,198	10,417,104	-	10,872,302
Total assets	196,192,239	101,176,306	(838,438)	296,530,107

At June 30, 2007 and for the year then ended	Changshu Huaye	Jiangsu Cold- Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$257,707,856	$45,730,881	$-	$303,438,737
Total operating expenses	4,424,360	1,293,103	1,338,238	7,055,701
Interest revenue	544,467	5,104	16,898	566,469
Interest expense	2,093,320	165,105	-	2,258,425
Depreciation and amortization expense	1,793,356	915,449	-	2,708,805
Provision for income taxes	696,754	-	-	696,754
Net income	21,286,961	834,850	(1,601,420)	20,520,391
Capital expenditures, net of VAT refunds	(498,378)	9,348,683	-	8,850,305
Total assets	99,195,391	59,362,560	(853,634)	157,704,317

At June 30, 2006 and for the year then ended	Changshu Huaye	Jiangsu Cold- Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$190,594,339	$-	$-	$190,594,339
Total operating expenses	2,937,183	211,882	-	3,149,065
Interest revenue	467,443	-	-	467,443
Interest expense	920,005	3,668	-	923,673
Depreciation and amortization expense	1,809,275	27,452	-	1,836,727
Provision for income taxes	858,940	-	-	858,940
Net income (loss)	11,743,752	(215,552)	-	11,528,200
Capital expenditures	975,661	17,988,117	-	18,963,778
Total assets	85,264,844	19,699,443	-	104,964,287

NOTE 12 - GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2008, 2007, and 2006:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,
Geographic Area	2008	2007	2006
People's Republic of China	$401,872,120	$272,460,649	$182,796,152
Hong Kong	470,456	24,968,006	7,422,731
Other Countries	15,687,264	6,010,082	375,456
Total	$418,029,840	$303,438,737	$190,594,339

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables are a summary of unaudited quarterly financial information for the years ended June 30, 2008, 2007 and 2006.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008
Revenues	$99,490,092	$114,892,021	$98,101,235	$105,546,492
Income from Operations	8,320,903	8,658,641	10,179,585	11,773,496
Net Income	6,619,990	6,687,792	7,792,258	10,035,930
Basic and Diluted Earnings Per Common Share	0.17	0.18	0.21	0 .26

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
Revenues	$61,397,183	$78,610,889	$71,283,941	$92,146,724
Income from Operations	3,437,274	5,134,447	4,978,618	9,931,530
Net Income	3,032,156	4,464,447	3,885,959	9,137,829
Basic and Diluted Earnings Per Common Share	0.09	0.14	0.11	0.25

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006
Revenues	$46,068,330	$45,148,232	$34,338,456	$65,039,321
Operating Income	4,095,601	2,988,173	1,672,998	4,031,917
Net Income	3 ,910,765	2,301,333	1,324,850	3,991,252
Basic and Diluted Earnings Per Common Share	0.14	0.08	0.04	0.13

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company entered into a loan for $2,910,446 at an interest rate of 8.217% due August 14, 2009. The loan is guaranteed by a related party. The proceeds of this note were used to repay a matured note

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation
For the purpose of presenting parent company only condensed financial information, the basis used in this presentation assumes the reorganization and the change of the reporting entity had taken place for all periods presented. The investment in the unconsolidated subsidiaries, which occurred on February 1, 2007, is recorded under the equity method of accounting as prescribed in APB opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . Under PRC laws and regulations, there are restrictions on the Company’s ability to transfer substantially all of its assets out of the PRC, regardless of the form of such transfer (dividends, loans, advances) (See Note 9).

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$63,666	$27,611
Total Current Assets	63,666	27,611

Investment in unconsolidated subsidiaries	139,973,700	89,504,471

TOTAL ASSETS	$140,037,366	$89,532,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$187,712	$-
Note payable - related party	7,099,998	179,993
Total Current Liabilities	7,287,710	179,993

Stockholders' Equity
Series A voting convertible preferred stock - $0.001 par value; 185,000 shares authorized; no shares outstanding	-	-
Series B voting convertible preferred stock - $0.001 par value; 500,000 shares authorized; no shares outstanding	-	-
Undesignated preferred stock - $0.001 par value; 315,000 shares authorized; no shares outstanding	-	-
Common stock -$0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	7,748,269
Retained earnings	65,772,975	39,475,731
Accumulated other comprehensive income	17,181,567	4,919,970
Total Stockholders' Equity	132,749,656	89,352,089

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$140,037,366	$89,532,082

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2008	2007	2006
Loss from Operations	$(873,702)	$(1,321,340)	$-
Equity in earnings of unconsolidated subsidiaries	32,009,672	21,841,731	11,528,200

Net Income	$31,135,970	$20,520,391	$11,528,200

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED STATEMENTS OF CASHFLOWS

	For the Years Ended June 30,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$31,135,970	$20,520,391	$11,528,200
Stock based compensation	-	528,077	-
Adjustments to reconcile net income to net cash provided by (used in) operating activitites:
Earnings of subsidiaries	(32,009,672)	(21,841,731)	(11,528,200)
Changes in current assets and liabilities:
Other payables and accrued expenses	187,712	-	-
Net Cash Used in Operating Activities	(685,990)	(793,263)	-

Cash Flows from Investing Activities
Investment in subsidiaries	(6,377,953)	(9,953,064)	-
Net Cash Used in Investing Activities	(6,377,953)	(9,953,064)	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	7,099,998	179,993	-
Proceeds from issuance of Series B preferred stock	-	10,570,762
Cash contributed by shareholders	-	21,059,950	-
Cash distributed to shareholders	-	(21,036,767)	-
Net Cash Provided by Financing Activities:	7,099,998	10,773,938	-

Net increase in cash and cash equivalents	36,055	27,611	-
Cash at beginning of period	27,611	-	-
Cash and Cash Equivalents at End of Period	$63,666	$27,611	$-