Form 10-Q
period 2008-09-30
Sutor Technology Group LTD
filed 2008-11-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51908

SUTOR TECHNOLOGY GROUP LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0578370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,819,299	$11,806,101
Restricted cash	47,920,526	59,489,508
Trade accounts receivable, net of allowance for doubtful accounts of $171,820 and $70,653, respectively	10,049,208	6,268,858
Other receivables	420,978	100,271
Accounts receivable, related parties	13,336,286	76,118,544
Advances to suppliers, net of allowance for doubtful accounts of $778,305 and $1,472,828, respectively	12,545,261	28,035,815
Inventory	90,642,907	51,315,521
Notes receivable	-	130,970
Deferred taxes	124,517	288,976
Total Current Assets	189,858,982	233,554,564
Property and Equipment, net of accumulated depreciation of $12,933,562 and $12,019,445, respectively	61,631,867	59,736,612
Intangible Assets, net of accumulated amortization of $293,798 and $285,888, respectively	3,093,733	3,238,931
TOTAL ASSETS	$254,584,582	$296,530,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,927,678	$6,003,898
Advances from customers	7,492,945	16,871,618
Other payables and accrued expenses	3,913,551	3,265,860
Short-term notes payable	81,982,757	130,504,380
Short-term notes payable -Principal Shareholder	4,961,597	-
Total Current Liabilities	104,278,528	156,645,756

Long-Term Notes Payable - Principal Shareholder	7,099,998	7,099,998
Total Liabilities	111,378,526	163,745,754

Minority Interest in Net Assets of Subsidiary Stockholders' Equity	-	34,697
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	12,586,995
Retained earnings	75,894,172	65,772,975
Accumulated other comprehensive income	17,516,770	17,181,567
Total Stockholders' Equity	143,206,056	132,749,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,584,582	$296,530,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
Revenue:
Revenue	$74,370,250	$57,780,488
Revenue from related parties	27,407,439	41,709,604
	101,777,689	99,490,092
Cost of Revenue
Cost of revenue	32,906,086	57,609,991
Purchases from related parties	55,424,552	30,495,510
	88,330,638	88,105,501
Gross Profit	13,447,051	11,384,591

Operating Expenses:
Selling expense	690,305	573,745
General and administrative expense	443,963	2,489,943
Total Operating Expenses	1,134,268	3,063,688
Income from Operations	12,312,783	8,320,903

Other Income (Expense):
Interest income	475,448	131,591
Other income	-	31,479
Interest expense	(1,480,736)	(915,337)
Other expense	-	(121,090)
Total Other Income (Expense)	(1,005,288)	(873,357)

Income before Taxes and Minority Interest	11,307,495	7,447,546
Provision for income taxes	(1,186,298)	(830,843)
Minority interest in loss of consolidated subsidiary	-	3,287

Net Income	$10,121,197	$6,619,990

Basic and Diluted Earnings per Common Share	$0.27	$0.17

Weighted Average Shares Outstanding	37,955,602	37,955,602

Net Income	$10,121,197	$6,619,990
Foreign currency translation adjustment	335,203	1,323,638
Comprehensive Income	$10,456,400	$7,943,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$10,121,197	$6,619,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,165,459	896,324
Minority interest in loss of consolidated subsidiary	-	(3,287)
Deferred income taxes	165,215	-
Gain on sale of sewer assets	(161,346)	-
Changes in current assets and liabilities:
Trade accounts receivable, net	(3,816,755)	10,545,441
Other receivables, net	(320,635)	(11,824)
Advances to suppliers	15,514,480	(30,339,433)
Inventory	(39,218,911)	(15,561,230)
Accounts payable	13,374	2,126,117
Advances from customers	(9,422,771)	2,533,624
Other payables and accrued expenses	716,747	(1,443,957)
Related party receivables or payables	63,338,608	-
Net Cash Provided by (Used in) Operating Activities	38,094,662	(24,638,235)

Cash Flows from Investing Activities:
Collection of notes receivable	116,739	205,045
Changes in notes receivable -related parties	972,870	-
Purchase of property and equipment, net of value added tax refunds received	(3,904,498)	(478,660)
Proceeds from sale of sewer assets	782,493	-
Net change in restricted cash	11,717,633	(13,491,049)
Net Cash Provided by (Used in) Investing Activities	9,685,237	(13,764,664)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	19,235,297	33,293,434
Payments on notes payable	(68,992,488)	(19,347,322)
Proceeds from issuance of notes payable -related party	4,962,841	28,583,343
Net Cash (Used in) Provided by Financing Activities	(44,794,350)	42,529,455

Effect of Exchange Rate Changes on Cash	27,649	153,397

Net Change in Cash	3,013,198	4,279,953
Cash and Cash Equivalents at Beginning of Period	11,806,101	8,832,942
Cash and Cash Equivalents at End of Period	$14,819,299	$13,112,895

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,203,545	$915,337
Cash paid during the period for taxes	1,045,127	1,073,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company’s operations are located in the People’s Republic of China (“PRC”). The Company manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). The Company also operates several production lines that refine products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. For the three months ended September 30, 2008, approximately 88.22% of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye, which is owned by the Company’s Principal stockholders, and its subsidiaries.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at September 30, 2008 and for the three months ended September 30, 2008 and 2007 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2008.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Advances to Suppliers and from Customers - As is common practice in the PRC, the Company will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $12,545,261 and $28,035,815 at September 30, 2008 and June 30, 2008, respectively. The Company also had advances from its customers in the amount of $7,492,945 and $16,871,618 at September 30, 2008 and June 30, 2008, respectively.

Basic and Diluted Earnings per Common Share - The computation of basic earnings per common share is based on net income divided by the weighted-average number of common shares. Diluted earnings per common share are calculated by dividing income assuming dilution by the weighted-average number of common shares outstanding, including potentially dilutive securities. The Company does not have any potentially dilutive securities outstanding.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2008	2008
Raw materials	$55,279,728	$32,840,857
Finished goods	35,363,179	18,474,664
Total Inventory	$90,642,907	$51,315,521

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Property and equipment consisted of the following:

	September 30,	June 30,
	2008	2008
Buildings and plant	$16,811,812	$17,525,800
Machinery	40,074,190	40,119,643
Office and other equipment	834,350	789,968
Vehicles	217,634	217,883
Construction in process	16,627,443	13,102,763
Total	74,565,429	71,756,057
Less accumulated depreciation	(12,933,562)	(12,019,445)
Net property, plant and equipment	$61,631,867	$59,736,612

NOTE 5 – NOTES PAYABLE

The following schedule sets forth the Company’s short-term notes payable and short term notes payable – related party as of the dates presented:

	Maturity	September 30,	June 30,
	Date	2008	2008
Short-term notes payable to suppliers, no interest rate, secured by cash deposits, guaranteed by related parties	12/27/2008	$19,693,367	$65,455,921
Note payable at 6.84% interest, guaranteed by related party	matured	-	2,910,446
Note payable at 7.52% interest, guaranteed by related party	matured	-	2,910,446
Note payable at 6.57% interest, secured by property	matured	-	1,746,267
Note payable to bank at 6.57% interest, secured by related party	matured	-	11,787,305
Note payable at 6.90% interest, secured by inventory	matured	-	1,746,267
Note payable at 6.57% interest, secured by related party	matured	-	1,891,790
Note payable at 6.57% interest, secured by property	10/13/2008	3,355,166	3,347,012
Note payable to bank at 6.57% interest, secured by related party	11/25/2008	2,917,536	2,910,446
Note payable at 6.57% interest, secured by related party	12/5/2008	18,963,983	18,917,896
Note payable at 6.90% interest, secured by property	12/28/2008	11,086,636	11,059,693
Note payable at 8.22% interest, secured by inventory	5/20/2009	5,835,072	5,820,891
Note payable at 6.21% interest, guaranteed by related party	2/27/2009	1,750,522	-
Note payable at 6.57% interest, guaranteed by related party	3/3/2009	13,712,418	-
Note payable to bank at 6.90% interest, secured by inventory	3/10/2009	1,750,522	-
Note payable at 8.22% interest, secured by inventory	8/14/2009	2,917,536	-
Total short-term notes payable		$81,982,757	$130,504,380

Note payable to Principal Shareholder, no interest rate, unsecured	5/15/2009	1,312,891	-
Note payable to Principal Shareholder, no interest rate, unsecured	7/1/2009	2,596,607	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	1,052,099	-
Total short-term notes payable - Principal Shareholder		$4,961,597	$-

The following comprises the long-term debt of the Company as of the dates presented:

	Maturity	September 30,	June 30,
	Date	2008	2008
Long-term notes payable to Principal Shareholder at 5.00% interest, unsecured	12/20/2009	$7,099,998	$7,099,998
Total long-term debt		$7,099,998	$7,099,998

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

NOTE 6 – RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the “Principal Shareholders.” These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the three months ended September 30, 2008 and 2007 were $55,424,552 and $30,495,510, respectively.

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At September 30, 2008 and June 30, 2008, the net amounts due from related parties were $13,336,286 and $76,118,544, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. Amounts receivable from related parties are also due upon delivery. Advances to suppliers to related parties are relieved once the goods are received.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months and carries an interest rate of 5% and is included in the accompanying balance sheet at September 30, 2008 under the caption long-term notes payable – principal shareholder.

Ms. Chen also loaned the Company $4.96 million, of which $1.05 million is due on demand and the remaining balance is due in 2009 and bears no interest and is included in the accompanying balance sheet at September 30, 2008 under the caption short-term notes payable – principal shareholder.

Some of the Company’s notes payables are guaranteed by related parties as described in Note 5.

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

Commitment under Make Good Agreement - On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the private placement investors would have received a contingent beneficial conversion option that required the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $3.04 per share of common stock released. The Company achieved the net income requirement above for the year ended June 30, 2008 and, on October 23, 2008 the escrow agent returned the remaining 1,973,684 shares to the Principal Shareholder and no contingent obligation remains.

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

Certain segment information is presented below:

	Changshu	Jiangsu Cold-	Inter-Segment and
At September 30, 2008 and for the three months ended	Huaye	Rolled	Reconciling Items	Total
Revenue	$78,095,483	$74,120,807	$(50,438,601)	$101,777,689
Total operating expenses	(442,034)	(516,539)	(175,695)	(1,134,268)
Interest revenue	439,488	35,960	-	475,448
Interest expense	(355,902)	(1,035,355)	(89,479)	(1,480,736)
Depreciation and amortization expense	(546,095)	(619,364)	-	(1,165,459)
Provision for income taxes	(1,186,298)	-	-	(1,186,298)
Net income (loss)	7,764,822	2,502,556	(146,181)	10,121,197
Capital expenditures, net of VAT refunds	395,466	3,509,032	-	3,904,498
Total assets	222,343,907	122,120,152	(89,879,477)	254,584,582

	Changshu	Jiangsu Cold-	Inter-Segment and
At September 30, 2007 and for the three months ended	Huaye	Rolled	Reconciling Items	Total
Revenue	$64,146,644	$56,479,744	$ (21,136,296)	$99,490,092
Total operating expenses	(2,222,406)	(689,697)	(151,585)	(3,063,688)
Interest revenue	100,995	30,596	-	131,591
Interest expense	(574,378)	(340,959)	-	(915,337)
Depreciation and amortization expense	(482,598)	(413,726)	-	(896,324)
Provision for income taxes	(830,843)	-	-	(830,843)
Net income (loss)	5,447,627	1,674,172	(501,809)	6,619,990
Capital expenditures, net of VAT refunds	90,333	388,327	-	478,660
Total assets	168,187,153	136,754,376	(92,267,740)	212,673,789

NOTE 10 – GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
Geographic Area	2008	2007
People's Republic of China	$89,796,324	$95,431,688
Hong Kong	1,956,057	-
Other Countries	$10,025,308	$4,058,404
Total	101,777,689	99,490,092

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview

We are one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into steel finishing fabrication products. Our product offerings are focused on higher value-added finished steel products: hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”), which comprised approximately 28.36% and 32.84% of our total revenue in fiscal year 2008, respectively. In addition, we produce acid pickled steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products and a large portion of both are used for our production of HDG Steel and PPGI products. The vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Our revenue increased from $190.59 million in fiscal year 2006 to $418.03 million in fiscal year 2008, representing a compounded growth rate of approximately 119.33%. These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation on October 2006 and January 2007, respectively. Jiangsu Cold-Rolled’s new HDG Steel production line which is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum started production on October 1, 2008. A substantial portion of our AP Steel products and cold-rolled steel were used for the production of our HDG Steel and a portion of our HDG Steel products were used for the production of our PPGI products, this vertical integration helped to improve our profit margin.

First Fiscal Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the first fiscal quarter of 2009 and growth in our revenue and net income. During this quarter, our operations become more vertically integrated as we used a larger portion of our AP Steel and cold-rolled products for the production of HDG Steel and PPGI products, and a majority of the HDG Steel products were used for the production of PPGI products. This enhanced vertical integration allowed us to achieve a higher gross margin in the three months ended September 30, 2008 compared to the same period in the previous year. In addition, revenue generated from sales of PPGI products, which are our higher-margin, higher-end products, also increased in this quarter. The following are some financial highlights for the first fiscal quarter of 2009:

•	Revenue: Revenue increased $2.29 million, or 2.30%, to $101.78 million for the three months ended September 30, 2008 from $99.49 million for the same period last year.

•	Gross Margin: Gross margin was 13.21% for the three months ended September 30, 2008, as compared to 11.44% for the same period last year.

•	Net Income: Net income increased $3.50 million, or 52.89%, to $10.12 million for three months ended September 30, 2008, from $6.62 million for the same period of last year.

•	Fully diluted net income per share: Fully diluted net income per share was $0.27 for three months ended September 30, 2008, as compared to $0.17 for the same period last year.

Recent Development

Jiangsu Cold-Rolled’s new 400,000 metric ton HDG steel production line started operations on October 1, 2008. The new HDG steel production line is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. As a result of the addition of the new HDG production line, our production capacity of HDG products will increase from 200,000 metric tons per year to 600,000 metric tons per year.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In the three months ended September 30, 2008 and 2007, Changshu Huaye generated revenue of $76.63 million and $64.15 million, which represented 75.29% and 64.48% of our total revenue, respectively. Jiangsu Cold-rolled currently manufactures AP Steel and cold-rolled steel. In the three months ended September 30, 2008 and 2007, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $25.14 million and $35.34 million, which represented 24.71% and 35.52% of our total revenue, respectively. Jiangsu Cold-Rolled’s HDG Steel production line, which can produce both HDG of cold-rolled steel and hot-rolled steel started production on October 1, 2008. We expect that Jiangsu Cold-Rolled’s revenue will increase after its new HDG Steel production line starts operation.

Currently, a portion of our products are sold through our affiliate Shanghai Huaye. Approximately 26.93% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2008, decreased from 41.92% in the same period last year. We plan to further increase our direct sales to end customers in order to increase our margins.

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

In the three months ended September 30, 2008, approximately 54.46% of our procurement was conducted through Shanghai Huaye. Due to the size of Shanghai Huaye, it has stronger bargaining power than us and our arrangement with Shanghai Huaye helps us get relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the three months ended September 30, 2008, gross margin for domestic and international sales were approximately 12.90% and 15.58%, respectively. On a segment basis, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 15.58% and 5.48% in the three months ended September 30, 2008, respectively. Changes in our gross margin are primarily driven by changes in our product mix and our vertical integration strategy.

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

In fiscal year 2007, our AP Steel production line and cold-rolled steel production line went into operation. Commencing January 2007, we have implemented the vertical integration strategy under which a large portion of our AP Steel and cold-rolled steel products were used internally as raw materials for our HDG Steel products. The AP Steel and cold-rolled steel products used for our PPGI products and HDG products increased to approximately 81.97% in the three months ended September 30, 2008 from approximately 61.71% during the same period in 2007. In addition, we also used a majority of our HDG Steel products as raw materials for our PPGI products. This vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

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

Our selling expenses are generally affected by the amount of international sales and our sales to unrelated parties. The transportation costs for our international sales are generally higher than domestic sales. Our export sales accounted for 11.77% of our revenue in the three months ended September 30, 2008 as compared to 4.08% for the same period last year. In addition, when we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges and bears the cost of the transportation. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price.

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

Our subsidiary Changshu Huaye is subject to an EIT rate of 12.5% for 2008 and will be subject to an EIT rate of 25% after 2008. Our subsidiary Jiangsu Cold-Rolled is exempt from EIT for 2008 and is expected to be subject to an EIT rate of 12.5% for the next three year.

Reportable Operating Segments

We have two reportable operating segments which are organized by our manufacturing facilities – Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled started operation in the second quarter of fiscal year 2007 and currently manufactures and sells AP Steel and cold-rolled Steel. Jiangsu Cold-Rolled’s new HDG Steel production line became operative on October 1, 2008. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 9, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

	Three Months Ended September 30,
	2008		2007
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$74,370.25	73.07%	$57,780.49	58.08%
Revenue from related parties	27,407.44	26.93%	41,709.60	41.92%
Total	101,777.69	100.00%	99,490.09	100%

Cost of Revenue
Cost of revenue	32,906.09	32.33%	57,609.99	57.91%
Purchases from related parties	55,424.55	54.46%	30,495.51	30.65%
Total	88,330.64	86.79%	88,105.50	88.56%

Gross Profit	13,447.05	13.21%	11,384.59	11.44%

Operating Expenses
Selling	690.31	0.68%	573.75	0.58%
General and administrative	443.96	0.43%	2,489.94	2.50%
Total Operating Expenses	1,134.27	1.11%	3,063.69	3.08%

Income from Operations	12,312.78	12.10%	8,320.90	8.36%

Other Income (Expense)
Interest income	475.44	0.47%	131.59	0.13%
Other income	-	0.00%	31.48	0.03%
Interest expense	(1,480.74)	(1.45%)	(915.34)	(0.92)%
Other expense	0	0.00%	(121.09)	(0.12)%
Total Other Expense	(1,005.28)	(0.99%)	(873.36)	(0.88)%

Income Before Taxes and Minority Interest	11,307.50	11.11%	7,447.54	7.49%
Provision for income taxes	(1,186.30)	(1.17)%	(830.84)	(0.84)%
Minority interest in loss of consolidated subsidiary	-	-	3.29	0.00%
Net Income	10,121.20	9.94%	6,619.99	6.65%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Geographic Data:
China	$89,796.32	88.23%	$95,431.69	95.92%
Hong Kong	1,956.06	1.92%	-
Other Countries	10,025.31	9.85%	4,058.40	4.08%

Total revenue	101,777.69	100.00%	99,490.09	100%

Segment Data:
Changshu Huaye	76,637.45	75.29%	64,146.64	64.48%
Jiangsu Cold-Rolled	25,140.24	24.71%	35,343.45	35.52%

Revenue. Our revenue increased $2.29 million, or 2.30%, to $101.78 million for the three months ended September 30, 2008 from $99.49 million for the same period last year. This increase was mainly attributable to the increased sale of our PPGI products.

On a geographic basis, our sales to markets outside of mainland China was $11.98 million, accounting for 11.77% of our revenue in the three months ended September 30, 2008 as compared to $4.06 million which was 4.08% of our revenue for the same period last year. This percentage increase was mainly a result of the Company’s decision, with the cooperation and support of overseas customers, to delayed parts of their last quarter 2008 orders to this current quarter so that the Company could ship production to the earthquake relief effort for the Sichuang area of China.

On a segment basis, revenue contributed by Changshu Huaye increased to $76.63 million for the three months ended September 30, 2008, an increase of $12.48 million, or 19.45%, from $64.15 million for the same period last year. As part of our vertical integration strategy, we continued to use more of our own HDG Steel products for the production of PPGI products in the three months ended September 30, 2008 to reduce the production costs. As a result, we sold less HDG Steel products to third parties in the three months ended September 30, 2008 as compared to the same period last year. However, the increased revenue generated from our sales of PPGI products, which generally have higher per unit sales price than our HDG products, more than offset the decrease of sales of our HDG Steel products. Our newly developed PPGI products, such as the anti-static products and anti-bacterial PPGI products, were well received by the market.

As part of our vertical integration, a bigger portion of the AP Steel and cold-rolled steel products were used in the production of our HDG Steel and PPGI products in this fiscal quarter, as compared to that in the same period last year. After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $25.14 million for the three months ended September 30, 2008, a decrease of $10.20 million from $35.34 for the same period last year.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2008 increased $16.59 million, or 28.71%, to $74.37 million from $57.78 million for the same period last year. Such increase was mainly due to our increased direct sales to end customers. While we maintain a cooperation relationship with our sales agent, Shanghai Huaye, we have been seeking to increase our direct sale to end customers to increase margin.

Cost of Revenue. Our cost of revenue increased $0.22 million, or 0.25% to $88.33 million for the three months ended September 30, 2008 from $88.11 million for the same period last year. This dollar increase was mainly due to change of our product portfolio. We sold more PPGI products in the first fiscal quarter of 2009. As a percentage of revenue, the cost of revenue decreased to 86.79% for the three months ended September 30, 2008 from 88.56% for the same period last year. Such percentage decrease was mainly attributable to increased sale of PPGI products, which are higher end products and generally have a higher profit margin than other products, our vertical integration strategy and our increased direct sales to unrelated parties in the three months ended September 30, 2008.

Gross Profit. Our gross profit increased $2.06 million to $13.45 million for the three months ended September 30, 2008 from $11.38 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 13.21% for the three months ended September 30, 2008, as compared to 11.44% for the same period last year. Such gross margin increase was mainly due to the increased sale of PPGI products, which are higher end products and generally have a higher profit margin than other products, our vertical integration strategy and our increased direct sales to unrelated parties in the three months ended September 30, 2008.

Gross margin for Changshu Huaye increased to 15.58% for the three months ended September 30, 2008 from 14.75% for the same period last year, which was primarily attributable to the increased direct sales to unrelated parties, our vertical integration strategy that caused a large portion of Jiangsu Cold-Rolled’s products to be used as raw materials for Changshu Huaye, and an increase in sales of our higher margin PPGI products.

Gross margins for Jiangsu Cold-Rolled decreased to 5.48% for the three months ended September 30, 2008 from 6.89% for the same period last year. In the three months ended September 30, 2008, the utilization rate of our AP Steel production line increased, as a result, we manufactured more AP Steel products and sales of AP Steel products constituted a bigger portion of the total revenue generated by Jiangsu Cold-Rolled as compared to that in the same period last year. Since our AP Steel products generally have a lower gross margin than our cold-rolled steel products, the increased percentage of revenues generated from AP Steel products caused the gross margin decrease of Jiangsu Cold-rolled.

Total Operating Expenses. Our total operating expenses decreased $1.93 million to $1.13 million for the three months ended September 30, 2008 from $3.06 million for the same period last year. As a percentage of revenue, our total operating expenses decreased to 1.11% for the three months ended September 30, 2008 from 3.08% for the same period last year.

•
General and Administrative Expenses. Our general and administrative expenses decreased $2.05 million to $0.44 million for the three months ended September 30, 2008 from $2.49 million for the same period last year. As a percentage of revenue, general and administrative expenses decreased 0.44% for the three months ended September 30, 2008 from 2.50% for the same period last year. Both the dollar amount and percentage decrease were mainly attributable to an approximately $2.36 million decrease of bad debt reserve in the first fiscal quarter of 2009 as compared to that in the same period last year.

•
Selling Expenses. Our selling expenses increased $116,560 to $690,305 for the three months ended September 30, 2008 from $573,745 for the same period last year. As a percentage of revenue, our selling expenses increased to 0.68% for the three months ended September 30, 2008 from 0.58% for the same period last year. Such dollar and percentage increase was mainly due to the increase of export sale and direct sales to third parties.

Interest Expense. Our interest expense increased $565,399 to $1.48 million for the three months ended September 30, 2008 from $915,337 for the same period last year. As a percentage of revenue, our interest expenses increased to 1.45% for the three months ended September 30, 2008 from 0.92% for the same period last year, mainly due to a $16.26 million increase in the balance of our outstanding bank loans for the quarter ended September 30, 2008 as compared to the same period last year.

Provision for Income Taxes. We incurred income tax expense of $1.19 million and $830,843 during the three months ended September 30, 2008 and 2007, respectively. Such increase was primarily attributable to the increase of our income and the increased tax rate of Changshu Huaye. Due to the New EIT Law, Changshu Huaye is subject to an EIT rate of 12.5% in 2008, as compared to 12% in 2007.

Net Income. Net income, without including the foreign currency translation adjustment, increased $3.50 million, or 52.89%, to $10.12 million for the three months ended September 30, 2008 from $6.62 million for the same period last year, mainly as a result of the increase of gross margin and decrease of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents (excluding restricted cash) of $14.82 million and restricted cash of $47.92 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Three months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$38,094.66	$(24,638.24)
Net cash provided by (used in) investing activities	9,685.24	(13,764.66)
Net cash (used in) provided by financing activities	(44,794.35)	42,529.46
Effect of foreign currency translation on cash and cash equivalents	27.65	153.40
Net cash flow	$3,013.20	$4,279.95

Operating Activities

Net cash provided by operating activities was $38.09 million for the three months ended September 30, 2008, an increase of $62.73 million from the $24.64 million net cash used in operating activities for the same period last year. Such increase of net cash provided by operating activities was primarily attributable to the decrease of $63.34 million in related party receivables resulting from our increased efforts in collecting receivable. In the three months ended September 30, 2008, our inventory increased significantly primarily due to the increased inventory for raw materials. We purchased more raw materials in the three months ended September 30, 2008 in anticipation of the commencement of the operations of Jiangsu Cold-Rolled’s new 400,000 metric ton HDG steel production line. In addition, as compared to the same quarter last year, some of our customers have delayed pickup of, and payment for, finished products. These factors have caused an approximately $16.89 million increase in our overall inventory of finished products from the same period last year. Since we manufactured all our products based on customers’ orders, once our customers fulfill their purchase obligations, as management anticipates that they will, we will notice a decrease in our inventory.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities during the three months ended September 30, 2008 was $9.68 million, which is an increase of $23.44 million from $13.76 million net cash used in investing activities for the same period in 2007. Such increase in net cash provided by investing activities was mainly due to a $25.20 million decrease of restricted cash. We borrowed more short-term bank loans in this fiscal quarter and reduced the total amount of bankers’ acceptance bills, as short-term bank loans are currently more convenient and flexible than bankers’ acceptance bills. As a result, we had less restricted cash deposited in banks as deposits for the acceptance bills.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2008 totaled $44.79 million as compared to $42.53 million provided by financing activities for the same period last year. The decrease of cash provided by financing activities was mainly attributable to a $49.64 million increase of payments on notes payable and we repaid $23.62 more bank loans in this fiscal quarter. We made a strategic decision to utilize the more convenient and flexible short-term loans to finance our operations and reduce the total amount of bankers’ acceptance bills.

Loan Facilities

We believe we currently maintain a good business relationship with many banks. As of September 30, 2008, the maturities for our bank loans are as follows.

(All amounts in million of U.S. dollars)
Banks	Amounts *	Starting Date	Maturity Date
The Agricultural Bank of China, Changshu Branch	$2.92	May 16, 2008	November 15, 2008
The Agricultural Bank of China, Changshu Branch	4.38	May 19, 2008	November 18, 2008
The Agricultural Bank of China, Changshu Branch	4.38	May 22, 2008	November 21, 2008
The Agricultural Bank of China, Changshu Branch	2.92	May 30, 2008	November 29, 2008
The Agricultural Bank of China, Changshu Branch	4.38	June 6, 2008	December 5, 2008
The Agricultural Bank of China, Changshu Branch	9.63	June 18, 2008	December 17, 2008
The Agricultural Bank of China, Changshu Branch	1.46	June 30, 2008	December 28, 2008
The Agricultural Bank of China, Changshu Branch	1.90	August 19, 2008	February 18, 2009
The Agricultural Bank of China, Changshu Branch	7.29	August 29, 2008	February 25, 2009
The Agricultural Bank of China, Changshu Branch	4.52	September 4, 2008	March 3, 2009
Changshu Rural Commercial Bank	3.36	April 14, 2008	October 13, 2008
China Industry and Commerce Bank, Changshu Branch	1.46	April 7, 2008	April 6, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	April 14, 2008	April 13, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	May 16, 2008	May 15, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	May 21, 2008	May 20, 2009
Bank of Communications, Changshu Branch	2.92	May 30, 2008	November 25, 2008
China CITIC Bank, Wuxi Branch	2.92	August 14, 2008	August 14, 2009
Bank of China, Changshu Branch	1.75	September 10, 2008	March 10, 2009
Changshu Rural Commercial Bank	1.75	September 19, 2008	February 27, 2009
China Construction Bank, Changshu Branch	5.84	April 2, 2008	October 2, 2008
Changshu Rural Commercial Bank	6.42	May 27, 2008	November 27, 2008
The Agricultural Bank of China, Changshu Branch	5.25	September 11, 2008	March 11, 2009
The Agricultural Bank of China, Changshu Branch	1.46	May 20, 2008	November 20, 2008
The Agricultural Bank of China, Changshu Branch	0.73	June 27, 2008	December 27, 2008
TOTAL	$81.98

* Calculated on the basis that $1 = RMB 6.85510

We believe that our currently available working capital after receiving the aggregate proceeds of Sutor Group’s capital raising activities, the credit facilities referred to above and utilization of the expected additional credit facility available to the Company should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.” SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below.

Changes in Internal Control Over Financial Reporting.

In the Company’s annual report on Form 10-K for the year ended June 30, 2008, together with the Company’s outside consultant, the Company determined it had material weaknesses in its controls over financial reporting in that several material audit adjustments were required for the Company’s accounting records to adhere to the standards of the PCAOB. Since that time, the Company has, with the assistance of outside consultants, continued to implement changes designed to enhance the effectiveness of its internal control including (i) hiring staff, (ii) implementing expanded policies and procedures over financial reporting and (iii) instituting expanded training of management and staff responsible for financial transactions and records. However, as of November 13, 2008, the Company believes that its ongoing efforts to hire and train additional staff and implement expanded policies, procedures and controls are not yet complete. Accordingly, the Company cannot provide its constituents with reasonable assurance that the material weakness in the financial closing and reporting process has been remediated.

Management remains committed to improving its internal controls and will continue to work to put effective controls in place. The Company is actively recruiting staff with experience and knowledge of U.S. GAAP to assist in the Company’s financial reporting.

Other than described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On May 15, 2008, Ms. Lifang Chen, our CEO and chairwoman, entered into a loan agreement with our subsidiary Jiangsu Cold-Rolled under which Ms. Chen agreed to lend RMB 9 million (approximately $1.31 million) to Jiangsu Cold-Rolled. The loan is non-interest bearing and has a one year term. A copy of the loan agreement is filed as exhibit 99.1 to this report.

On July 1, 2008, Ms. Lifang Chen, our CEO and chairwoman, entered into a loan agreement with our subsidiary Jiangsu Cold-Rolled under which Ms. Chen agreed to lend RMB 17.8 million (approximately $2.59 million) to Jiangsu Cold-Rolled. The loan is non-interest bearing and has a one year term. A copy of the loan agreement is filed as exhibit 99.2 to this report.

Ms. Lifang Chen, our CEO and chairwoman, has made certain loans to our subsidiary Sutor BVI, the balance of which was $1.05 million as of September 30, 2008.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Agreement, dated May 15, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation).

99.2	Loan Agreement, dated July 1, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Yongfei Jiang
Yongfei Jiang Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Agreement, dated May 15, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation).

99.2	Loan Agreement, dated July 1, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation).