Form 10-Q
period 2008-12-31
Sutor Technology Group LTD
filed 2009-02-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$14,650,094	$11,806,101
Restricted cash	31,075,882	59,489,508
Trade accounts receivable, net of allowance for doubtful accounts of $10,515 and $70,653, respectively	3,193,093	6,268,858
Other receivables	914,741	100,271
Accounts receivable, related parties	82,218,408	76,118,544
Advances to suppliers, net of allowance for doubtful accounts of $654,355 and $1,472,828, respectively	6,260,007	28,035,815
Inventory	50,929,691	51,315,521
Notes receivable	-	130,970
Deferred taxes	112,249	288,976
Total Current Assets	189,354,165	233,554,564
Property and Equipment, net of accumulated depreciation of $14,270,839 and $12,019,445, respectively	72,999,496	59,736,612
Intangible Assets, net of accumulated amortization of $310,769 and $285,888, respectively	3,077,203	3,238,931
TOTAL ASSETS	$265,430,864	$296,530,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,378,048	$6,003,898
Advances from customers	6,443,921	16,871,618
Other payables and accrued expenses	3,350,546	3,265,860
Short-term notes payable	79,513,409	130,504,380
Short-term notes payable - Principal Shareholder	12,242,108	-
Total Current Liabilities	114,928,032	156,645,756

Long-Term Liabilities:
Long-Term Notes Payable - Principal Shareholder	-	7,099,998
Long-Term Notes Payable	2,859,996	-
Total Liabilities	117,788,028	163,745,754

Minority Interest in Net Assets of Subsidiary	-	34,697
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	12,586,995
Retained earnings	80,320,411	65,772,975
Accumulated other comprehensive income	17,527,311	17,181,567
Total Stockholders' Equity	147,642,836	132,749,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$265,430,864	$296,530,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Revenue	$43,584,953	$65,827,292	$117,955,203	$123,607,780
Revenue from related parties	27,251,324	49,064,729	54,658,763	90,774,333
	70,836,277	114,892,021	172,613,966	214,382,113
Cost of Revenue
Cost of revenue	36,351,143	84,327,960	69,257,229	141,937,951
Purchases from related parties	26,294,464	19,152,518	81,719,016	49,648,028
	62,645,607	103,480,478	150,976,245	191,585,979
Gross Profit	8,190,670	11,411,543	21,637,721	22,796,134

Operating Expenses:
Selling expense	472,091	961,748	1,162,396	1,535,493
General and administrative expense	1,563,498	1,791,154	2,007,461	4,281,097
Total Operating Expenses	2,035,589	2,752,902	3,169,857	5,816,590
Income from Operations	6,155,081	8,658,641	18,467,864	16,979,544

Other Income (Expense):
Interest income	486,539	222,177	961,987	353,768
Other income	-	7,106	-	38,585
Interest expense	(1,801,322)	(1,257,146)	(3,282,058)	(2,172,483)
Other expense	-	(109,164)	-	(230,254)
Total Other Income (Expense)	(1,314,783)	(1,137,027)	(2,320,071)	(2,010,384)

Income before Taxes and Minority Interest	4,840,298	7,521,614	16,147,793	14,969,160

Provision for income taxes	(414,059)	(833,562)	(1,600,357)	(1,664,405)
Minority interest in loss of consolidated subsidiary	-	(260)	-	3,027

Net Income	$4,426,239	$6,687,792	$14,547,436	$13,307,782

Basic and Diluted Earnings per Common Share	$0.11	$0.18	$0.38	$0.35

Net Income	$4,426,239	$6,687,792	$14,547,436	$13,307,782
Foreign currency translation adjustment	10,541	2,877,741	345,744	4,201,379
Comprehensive Income	$4,436,780	$9,565,533	$14,893,180	$17,509,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$14,547,436	$13,307,782
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2,518,110	1,770,360
Minority interest in loss of consolidated subsidiary	-	(3,027)
Deferred income taxes	177,496	-
Gain on sale of sewer assets	(161,340)	-
Changes in current assets and liabilities:
Trade accounts receivable, net	3,041,853	14,339,637
Other receivables, net	(741,445)	(48,046)
Advances to suppliers	21,801,770	(20,483,161)
Inventory	513,682	(22,679,207)
Accounts payable	7,464,066	1,292,495
Advances from customers	(10,472,603)	6,147,430
Other payables and accrued expenses	153,140	(405,840)
Related party receivables or payables	(5,554,305)	-
Net Cash Provided by (Used in) Operating Activities	33,287,860	(6,761,577)

Cash Flows from Investing Activities:
Collection of notes receivable	43,775	133,489
Changes in notes receivable - related parties	972,834	-
Purchase of property and equipment, net of value added tax refunds received	(16,601,244)	(435,472)
Proceeds from sale of sewer assets	782,464	-
Net change in restricted cash	28,570,720	(7,771,455)
Net Cash Provided by (Used in) Investing Activities	13,768,549	(8,073,438)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	75,646,423	37,813,493
Payments on notes payable	(125,022,435)	(34,230,234)
Proceeds from issuance of notes payable - Principal Shareholder	5,142,688	12,577,667
Net Cash (Used in) Provided by Financing Activities	(44,233,324)	16,160,926

Effect of Exchange Rate Changes on Cash	20,908	262,206

Net Change in Cash	2,843,993	1,588,117
Cash and Cash Equivalents at Beginning of Period	11,806,101	8,832,942
Cash and Cash Equivalents at End of Period	$14,650,094	$10,421,059

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,915,387	$2,172,483
Cash paid during the period for taxes	1,955,643	1,809,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company’s operations are located in the People’s Republic of China (“PRC”). The Company manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). The Company also operates several production lines that refine products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. For the three months ended December 31, 2008, approximately 91.10% of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye, which is owned by the Company’s Principal stockholders, and its subsidiaries.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at December 31, 2008 and for the three and six months ended December 31, 2008 and 2007 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2008.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Translating Financial Statements - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”); however, the accompanying condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying condensed consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

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

Advances to Suppliers and from Customers - As is common practice in the PRC, the Company will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $6,260,007 and $28,035,815 at December 31, 2008 and June 30, 2008, respectively. The Company also had advances from its customers in the amount of $6,443,921 and $16,871,618 at December 31, 2008 and June 30, 2008, respectively.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on the Company’s financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,	June 30,
	2008	2008
Raw materials	$15,731,856	$32,840,857
Finished goods	35,197,835	18,474,664
Total Inventory	$50,929,691	$51,315,521

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

Property and equipment consisted of the following:

	December 31,	June 30,
	2008	2008
Buildings and plant	$24,679,813	$17,525,800
Machinery	57,034,742	40,119,643
Office and other equipment	843,391	789,968
Vehicles	217,662	217,883
Construction in process	4,494,727	13,102,763
Total	87,270,335	71,756,057
Less accumulated depreciation	(14,270,839)	(12,019,445)
Net property, plant and equipment	$72,999,496	$59,736,612

NOTE 5 – NOTES PAYABLE

The following schedule sets forth the Company’s short-term notes payable and short term notes payable – related party as of the dates presented:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Maturity	December 31,	June 30,
	Date	2008	2008
Short-term notes payable to suppliers, no interest rate,
secured by cash deposits, guaranteed by related parties	3/11/2009	$5,252,264	$65,455,921
Note payable at 6.84% interest, guaranteed by related party	matured	-	2,910,446
Note payable at 7.52% interest, guaranteed by related party	matured	-	2,910,446
Note payable at 6.57% interest, secured by property	matured	-	1,746,267
Note payable to bank at 6.57% interest, secured by related party	matured	-	11,787,305
Note payable at 6.90% interest, secured by inventory	matured	-	1,746,267
Note payable at 6.57% interest, secured by related party	matured	-	1,891,790
Note payable at 6.57% interest, secured by property	matured	-	3,347,012
Note payable to bank at 6.57% interest, secured by related party	matured	-	2,910,446
Note payable at 6.57% interest, secured by related party	matured	-	18,917,896
Note payable at 6.90% interest, secured by property	matured	-	11,059,693
Note payable at 8.22% interest, secured by inventory	5/20/2009	5,835,846	5,820,891
Note payable to bank at 6.90% interest, secured by inventory	3/10/2009	1,750,754	-
Note payable at 5.68% interest, guaranteed by related party	4/7/2009	17,507,539	-
Note payable at 6.21% interest, guaranteed by related party	4/30/2009	8,316,081	-
Note payable at 4.86% interest, guaranteed by related party	5/25/2009	2,917,923
Note payable at 6.57% interest, guaranteed by related party	6/4/2009	30,638,194	-
Note payable at 8.22% interest, secured by inventory	8/14/2009	2,917,923	-
Note payable at 6.03% interest, guaranteed by related party	12/29/2009	4,376,885	-
Total short-term notes payable		$79,513,409	$130,504,380

Note payable to Principal Shareholder, no interest rate, unsecured	5/15/2009	1,312,891	-
Note payable to Principal Shareholder, no interest rate, unsecured	7/1/2009	2,597,124	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	1,052,099	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	79,998	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	99,998	-
Note payable to Principal Shareholder at 5% interest, unsecured	12/20/2009	7,099,998	-
Total short-term notes payable - related parties		$12,242,108	$-

Long-term note payable to Principal Shareholder
at 5% interest, unsecured	12/20/2009	$-	$7,099,998
Long-term note payable at 6% interest, unsecured	11/20/2011	2,859,996	-
Total long-term notes payable		$2,859,996	$7,099,998

NOTE 6 – RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the “Principal Shareholders.” These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the six months ended December 31, 2008 and 2007 were $81,719,016 and $49,648,028, respectively.

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At December 31, 2008 and June 30, 2008, the net amounts due from related parties were $82,218,408 and $76,118,544, respectively. The amounts charged for products to the Company by the related parties are under the same pricing as those charged to third parties. Payment terms for amounts receivable from related parties are on open account and various terms are established at the time of delivery.  Advances to related party suppliers are relieved once the goods are received.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months and carries an interest rate of 5% and is included in the accompanying balance sheet at December 31, 2008 under the caption short-term notes payable – principal shareholder.

During July 2008, Ms. Chen loaned the Company $4.96 million. During the quarter ended December 31, 2008, Ms. Chen loaned the Company an additional $179,996. The notes are due on demand and bears no interest and is included in the accompanying balance sheet at December 31, 2008 under the caption short-term notes payable – principal shareholder.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain segment information is presented below:

At December 31, 2008 and for the three months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter-Segment and Reconciling Items	Total
Revenue	$57,648,438	$56,315,033	$(43,127,194)	$70,836,277
Total operating expenses	(1,333,920)	(525,023)	(176,646)	(2,035,589)
Interest income	458,909	27,630	-	486,539
Interest expense	(353,645)	(1,358,197)	(89,480)	(1,801,322)
Depreciation and amortization expense	(450,356)	(902,295)	-	(1,352,651)
Provision for income taxes	(414,059)	-	-	(414,059)
Net income (loss)	2,732,229	2,079,138	(385,128)	4,426,239
Capital expenditures, net of VAT refunds	699,468	11,997,278	-	12,696,746
Total assets	152,330,086	113,059,579	41,199	265,430,864

At December 31, 2007 and for the three months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter-Segment and Reconciling Items	Total
Revenue	$62,595,386	$82,891,500	$(30,594,865)	$114,892,021
Total operating expenses	(1,532,850)	(1,041,050)	(179,002)	(2,752,902)
Interest income	186,986	35,191	-	222,177
Interest expense	(344,791)	(912,355)	-	(1,257,146)
Depreciation and amortization expense	(500,507)	(373,529)	-	(874,036)
Provision for income taxes	(833,562)	-	-	(833,562)
Net income (loss)	5,560,113	1,083,254	44,425	6,687,792
Capital expenditures, net of VAT refunds	95,376	(138,564)	-	(43,188)
Total assets	172,778,874	94,048,093	(65,112,576)	201,714,391

At December 31, 2008 and for the six months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter-Segment and Reconciling Items	Total
Revenue	$135,743,921	$130,435,840	$(93,565,795)	$172,613,966
Total operating expenses	(1,775,954)	(1,041,562)	(352,341)	(3,169,857)
Interest income	898,397	63,590	-	961,987
Interest expense	(709,547)	(2,393,552)	(178,959)	(3,282,058)
Depreciation and amortization expense	(996,451)	(1,521,659)	-	(2,518,110)
Provision for income taxes	(1,600,357)	-	-	(1,600,357)
Net income (loss)	10,555,799	4,581,694	(590,057)	14,547,436
Capital expenditures, net of VAT refunds	1,094,934	15,506,310	-	16,601,244
Total assets	152,330,086	113,059,579	41,199	265,430,864

At December 31, 2007 and for the six months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter-Segment and Reconciling Items	Total
Revenue	$126,742,030	$139,371,244	$(51,731,161)	$214,382,113
Total operating expenses	(3,755,256)	(1,730,747)	(330,587)	(5,816,590)
Interest income	287,981	65,787	-	353,768
Interest expense	(919,169)	(1,253,314)	-	(2,172,483)
Depreciation and amortization expense	(983,105)	(787,255)	-	(1,770,360)
Provision for income taxes	(1,664,405)	-	-	(1,664,405)
Net income (loss)	11,007,740	2,757,426	(457,384)	13,307,782
Capital expenditures, net of VAT refunds	185,709	249,763	-	435,472
Total assets	172,778,874	94,048,093	(65,112,576)	201,714,391

NOTE 10 – GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December 31, 2008 and 2007:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
Geographic Area	2008	2007	2008	2007
People's Republic of China	$64,533,349	$113,371,448	$154,329,672	$208,803,136
Hong Kong	190,130	-	2,146,188	-
Other Countries	6,112,798	1,520,573	16,138,106	5,578,977
Total	$70,836,277	$114,892,021	$172,613,966	$214,382,113

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the leading private manufacturers of steel finishing fabrication products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into steel finishing fabrication products.  Our product offerings are focused on higher value-added finished steel products: hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”), which comprised approximately 28.4% and 32.8% of our total revenue in fiscal year 2008, respectively.  In addition, we produce acid pickled steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products and a large portion of both are used for our production of HDG Steel and PPGI products.  The vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Our revenue increased from $190.6 million in fiscal year 2006 to $418.0 million in fiscal year 2008, representing a compounded growth rate of approximately 48.1%.  These significant increases reflect our success in expanding our production lines and our increasing market penetration. We continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. Our AP Steel production line and cold-rolled steel production line went into operation on October 2006 and January 2007, respectively. Jiangsu Cold-Rolled’s new HDG Steel production line which is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum started production on October 1, 2008.  A substantial  portion of our AP Steel products and cold-rolled steel were used for the production of our HDG Steel and a portion of our HDG Steel products were used for the production of our PPGI products, this vertical integration helped to improve our profit margin.

Executive Overview of Quarterly Results

Our results during the quarter ended December 31, 2008 were adversely affected by the significant decline in steel price resulting from the global economic slowdown. Market steel prices, which reached record levels in our first fiscal quarter, experienced a rapid decline in the last two months of 2008. While we managed to sell more products in this quarter as compared to the first fiscal quarter and the same period last year, our revenue and net income decreased due to the falling steel prices. Although the steel prices increased slightly in the first month of 2009, going into the third quarter of fiscal year 2009, there was greater than usual uncertainty in forecasting the Company’s results in light of the global economic crisis. We will continue to focus on reducing costs, increasing sales, maximizing asset utilization and improving our operations. However, given the current market and economic conditions, we expect to continue to face difficulties in the next quarter in addition to experiencing our normal seasonal slowness. The following summarizes certain key quarterly financial information for the second fiscal quarter.

•	Revenue: Revenue decreased $44.1 million, or 38.4%, to $70.8 million for the three months ended December 31, 2008 from $114.9 million for the same period last year.

•	Gross Margin: Gross margin was 11.6% for the three months ended December 31, 2008, as compared to 9.9% for the same period last year.

•	Net Income: Net income decreased $2.3 million, or 33.8%, to $4.4 million for three months ended December 31, 2008, from $6.7 million for the same period of last year.

•	Fully diluted net income per share: Fully diluted net income per share was $0.11 for three months ended December 31, 2008, as compared to $0.18 for the same period last year.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products.  Our revenue has historically been affected by product demand, sales volume, sales price of our products and our product mix.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products.  In the three months ended December 31, 2008 and 2007, Changshu Huaye generated revenue of $57.5 million and $62.6 million, which represented 81.2% and 54.5% of our total revenue, respectively.

Jiangsu Cold-Rolled currently manufactures AP Steel, cold-rolled steel and HDG Steel. Jiangsu Cold-Rolled’s new HDG Steel production line, which is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, started production on October 1, 2008.  However, since the current utilization rate of this new production line was approximately 3% in the second fiscal quarter, the addition of this new production line has not had a significant impact on Jiangsu Cold-Rolled’s revenue yet. We expect that with the increase of the utilization rate of this new production line, it will generate more revenue.  In the three months ended December 31, 2008 and 2007, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $13.3 million and $52.3 million, which represented 18.8% and 45.5% of our total revenue, respectively.

Currently, a portion of our products are sold through our affiliate Shanghai Huaye.  Approximately 38.5% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2008, a decrease from 42.7% in the same period last year.  We plan to further increase our direct sales to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of product.

Our direct costs of manufacturing are generally highest when we first introduce a new product due to start-up costs and higher raw material costs.  As production volume increases, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities.  Our AP Steel production line and cold-rolled steel production line, which started operation in fiscal year 2007, had a relatively high cost of production in fiscal year 2007. As these two production lines started operating at normal levels, our manufacturing efficiency improved in fiscal year 2008 and during the first six months of fiscal 2009. Jiangsu Cold-Rolled’s new HDG Steel production line started production on October 1, 2008, we expect that our manufacturing efficiency will improve once this new production line starts to operate at normal level.

In the three months ended December 31, 2008, approximately 34.6% of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye, it has stronger bargaining power than us and our arrangement with Shanghai Huaye allows us to purchase raw materials that their price and helps us get relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue.  In the three months ended December 31, 2008, gross margin for domestic and international sales were 10.4% and 23.7%, respectively.  On a segment basis, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 12.9%and 5.9%in the three months ended December 31, 2008, respectively.1   Changes in our gross margin are primarily driven by changes in our product mix and our vertical integration strategy.

To gain market penetration, we price our products at levels that we believe are competitive with our competitors. Through our continuous efforts to improve manufacturing efficiencies and reduce our production costs, we believe that we offer products of comparable quality to our Chinese state-owned competitors and international competitors at lower prices. General economic conditions, cost of raw materials as well as supply and demand of steel finishing fabrication products within our markets influence our sales prices. Our high-end, value-added products, such as PPGI products, generally tend to have higher profit margins.

In fiscal year 2007, our AP Steel production line and cold-rolled steel production line became operational allowing us to implement a vertical integration strategy where we used a large portion of our AP Steel and cold-rolled steel products as raw materials for our HDG Steel products.  In addition, we also used  a majority of our HDG Steel products as raw materials for our PPGI products. This vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional advisor fees, bad debts reserves, and other expenses incurred in connection with general corporate purposes.  We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs related to being a public company.  In the meantime, we will strengthen our efforts on cost control.

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

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to continue their tax preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Reportable Operating Segments

We have two reportable operating segments which are organized by our manufacturing facilities – Changshu Huaye and Jiangsu Cold-Rolled.  Changshu Huaye manufactures and sells HDG Steel and PPGI products.  Jiangsu Cold-Rolled started operation in the second quarter of fiscal year 2007 and currently manufactures and sells AP Steel, cold-rolled Steel and HDG Steel. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources.  See Note 9, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended December 31, 2008 and December 31, 2007

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Three Months Ended December 31,
	2008		2007
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$43,585	61.5%	$65,827	57.3%
Revenue from related parties	27,251	38.5%	49,065	42.7%
Total	70,836	100.0%	114,892	100.0%

Cost of Revenue
Cost of revenue	36,351	51.3%	84,328	73.4%
Purchases from related parties	26,294	37.1%	19,153	16.7%
Total	62,646	88.4%	103,480	90.1%

Gross Profit	8,191	11.6%	11,412	9.9%

Operating Expenses
Selling	472	0.7%	962	0.8%
General and administrative	1,564	2.2%	1,791	1.6%
Total Operating Expenses	2,036	2.9%	2,753	2.4%

Income from Operations	6,155	8.7%	8,659	7.5%

Other Income (Expense)
Interest income	487	0.7%	222	0.2%
Other income	-	-	7	0.0%
Interest expense	(1,801)	(2.5)%	(1,257)	(1.1)%
Other expense	-	-	(109)	(0.1)%
Total Other Expense	(1,315)	(1.9)%	(1,137)	(1.0)%

Income Before Taxes and Minority Interest	4,840	6.8%	7,522	6.6%
Provision for income taxes	(414)	(0.6)%	(834)	(0.7)%
Minority interest in loss of consolidated subsidiary	-	-	-	-
Net Income	4,426	6.3%	6,688	5.8%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by geography and business segments for the three months ended December 31, 2008 and 2007.

(Unaudited)	Three Months Ended December 31,
	2008		2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Geographic Data:
China	$64,533	91.1%	$113,371	98.7%
Hong Kong	190	0.3%	-	-
Other Countries	6,113	8.6%	1,521	1.3%

Total Revenue	70,836	100.0%	114,892	100.0%

Segment Data:
Changshu Huaye	57,538	81.2%	62,595	54.5%
Jiangsu Cold-Rolled	13,298	18.8%	52,297	45.5%

Revenue. Our revenue decreased $44.1 million, or 38.4%, to $70.8 million for the three months ended December 31, 2008 from $114.9 million for the same period last year.  We sold more of our products on a per unit basis during the three month period ended December 31, 2008 as compared to the same period ended December 31, 2007; however, our revenue decreased for two reasons.  First, unlike in the three months ended December 31, 2007 where we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel to third parties, we did not pursue sales to third parties in this fiscal quarter, but instead used all cold-rolled steel manufactured by Jiangsu Cold-Rolled for our own production of HDG Steel products as part of our integration strategy.  Secondly, as a result of general global economic crisis and the decline of steel price which is our main raw material, the per unit sale price of our products fell significantly in the last two months of 2008.

On a geographic basis, our sales to markets outside of mainland China, including South Africa, United Arab Emirates, Saudi Arabia, Europe and Ukraine, was $6.3 million, accounting for 8.9% of our revenue in the three months ended December 31, 2008 as compared to $1.5 million which was 1.3% of our revenue for the same period last year.   This percentage increase was mainly a result of the increased oversea demand of our newly developed PPGI products, such as the anti-scratch products, anti-static products and anti-bacterial products.

On a segment basis, revenue contributed by Changshu Huaye decreased to $57.5 million for the three months ended December 31, 2008, a decrease of $5.1 million, or 8.1%, from $62.6 million for the same period last year.  This decrease was mainly attributable to the decrease of the per unit sale price of our PPGI and HDG Steel products. In addition, as part of our vertical integration strategy discussed above, we continued to use more of our own HDG Steel products for the production of PPGI products in the three months ended December 31, 2008 to reduce the production costs.  As a result, we sold less HDG Steel products to third parties in the three months ended December 31, 2008 as compared to the same period last year.

Also, a bigger portion of the AP Steel and cold-rolled steel products were used in the production of our HDG Steel and PPGI products in this fiscal quarter, as compared to that in the same period last year. After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $13.3 million for the three months ended December 31, 2008, a decrease of $39.0 million from $52.3 million for the same period last year.  As stated above, we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel products in the three months ended December 31, 2007, however, in this quarter, all cold-rolled steel manufactured by Jiangsu Cold-Rolled was used for our own production of HDG Steel products.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2008 decreased $22.2 million, or 33.8%, to $43.6 million (61.5% of the total revenue) from $65.8 million (57.3% of the total revenue) for the same period last year.  While we maintain a cooperation relationship with our sales agent, Shanghai Huaye, we have been seeking to increase our direct sale to end customers to increase margin.

Cost of Revenue.  Our cost of revenue decreased $40.8 million, or 39.5% to $62.7 million for the three months ended December 31, 2008 from $103.5 million for the same period last year.  This dollar decrease was mainly due to the decrease of the cost of our main raw material steel.  As a percentage of revenue, the cost of revenue improved to 88.4% for the three months ended December 31, 2008 from 90.1% for the same period last year.  Such percentage decrease was mainly attributable to the change of product mix.  In the three months ended December 31, 2008, we sold more PPGI products, which are our higher end products and generally have a higher profit margin than other products, and less cold-rolled stainless steel products, which have relatively low profit margin. In addition, our vertical integration strategy and our increased direct sales to unrelated parties also contributed to the percentage decrease of cost revenue in the three months ended December 31, 2008.  Also, our newly developed PPGI products which have a high profit margin, such as the anti-static products, anti-scratch products and anti-bacterial PPGI products, were well received by the market.

Gross Profit.  Our gross profit decreased $3.2 million to $8.2 million for the three months ended December 31, 2008 from $11.4 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 11.6% for the three months ended December 31, 2008, as compared to 9.9% for the same period last year.  Such gross margin increase was mainly due to the reasons as stated in the paragraph immediately above.

Gross margin for Changshu Huaye remained stable at 12.9％ for the three months ended December 31, 2008 from 12.9% for the same period last year.

Gross margins for Jiangsu Cold-Rolled increased to 5.9％ for the three months ended December 31, 2008 from 4.0% for the same period last year.  As stated above, in the three months ended December 31, 2007, we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel which had a gross margin lower than our regular AP Steel products and cold-rolled steel products. However, in this quarter, all cold-rolled steel manufactured by Jiangsu Cold-Rolled was used for our own production of HDG Steel products.

Total Operating Expenses. Our total operating expenses decreased $ 0.7 million to $2.0 million for the three months ended December 31, 2008 from $2.8 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 2.9% for the three months ended December 31, 2008 from 2.4% for the same period last year.

•
General and Administrative Expenses. Our general and administrative expenses, which are generally fixed in nature, decreased $0.2 million to $1.6 million for the three months ended December 31, 2008 from $1.8 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 2.2% for the three months ended December 31, 2008 from 1.6% for the same period last year.  The percentage increase was mainly attributable to the decrease of revenue which outpaced the decrease of our general and administrative expenses.

•
Selling Expenses. Our selling expenses decreased $0.5 million to $0.5 million  for the three months ended December 31, 2008 from $1.0 million for the same period last year.  As a percentage of revenue, our selling expenses decreased to 0.7% for the three months ended December 31, 2008 from 0.8% for the same period last year.  Such dollar and percentage decrease was mainly because more of our clients paid for the transportation costs in this quarter as compared to the same quarter last year.

Interest Expense. Our interest expense increased $0.5 million to $1.8 million for the three months ended December 31, 2008 from $1.3 million for the same period last year.  As a percentage of revenue, our interest expenses increased to 2.5% for the three months ended December 31, 2008 from 1.1% for the same period last year, mainly due to a $20 million increase in the balance of our outstanding bank loans as compared to the same period last year.

Provision for Income Taxes. We incurred income tax expense of $0.4 million and $0.8 million during the three months ended December 31, 2008 and 2007, respectively.  Such decrease was primarily attributable to the decrease of our income which offset the increased tax rate of Changshu Huaye. Due to the New EIT Law, Changshu Huaye is subject to an EIT rate of 12.5% in 2008, as compared to 12% in 2007.

Net Income. Net income, without including the foreign currency translation adjustment, decreased $2.3 million, or 33.8%, to $4.4 million for the three months ended December 31, 2008 from $6.7 million for the same period last year, mainly as a result of the decrease of revenue and per unit sale price of our products.

Comparison of Six months Ended December 31, 2008 and December 31, 2007

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

 (All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Six months Ended December 31,
	2008		2007
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue from unrelated parties	$117,955	68.3%	$123,608	57.7%
Revenue from related parties	54,659	31.7%	90,774	42.3%
Total	172,614	100.0%	214,382	100.0%

Cost of Revenue
Cost of revenue	69,257	40.1%	141,938	66.2%
Purchases from related parties	81,719	47.3%	49,648	23.2%
Total	150,976	87.5%	191,586	89.4%

Gross Profit	21,638	12.5%	22,796	10.6%

Operating Expenses
Selling	1,162	0.7%	1,535	0.7%
General and administrative	2,007	1.2%	4,281	2.0%
Total Operating Expenses	3,169	1.8%	5,817	2.7%

Income from Operations	18,468	10.7%	16,980	7.9%

Other Income (Expense)
Interest income	962	0.6%	354	0.2%
Other income	-	-	39	0.0%
Interest expense	(3,282)	(1.9)%	(2,172)	(1.0)%
Other expense	-	-	(230)	(0.1)%
Total Other Expense	(2,320)	(1.3)%	(2,010)	(0.9)%

Income Before Taxes and Minority Interest	16,148	9.4%	14,969	7.0%
Provision for income taxes	(1,600)	(0.9)%	(1,664)	(0.8)%
Minority interest in loss of consolidated subsidiary	-	-	3	0.0%
Net Income	14,547	8.4%	13,308	6.2%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the six months ended December 31, 2008 and 2007.

(Unaudited)	Six months Ended December 31,
	2008		2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Geographic Data:
China	$154,330	89.4%	$208,803	97.4%
Hong Kong	2,146	1.2%	-	-
Other Countries	16,138	9.4%	5,579	2.6%

Total Revenue	172,614	100.0%	214,382	100.0%

Segment Data:
Changshu Huaye	134,163	77.7%	126,742	59.1%
Jiangsu Cold-Rolled	38,453	22.3%	87,640	40.9%

Revenue. Our revenue decreased $41.8 million, or 19.5%, to $172.6 million for the six months ended December 31, 2008 from $214.4 million for the same period last year.  Our revenue decreased for two main reasons. First, unlike in the three months ended December 31, 2007 where we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel to third parties, we did not pursue sales to third parties in this fiscal quarter, but instead used all cold-rolled steel manufactured by Jiangsu Cold-Rolled for our own production of HDG Steel products as part of our integration strategy.  Secondly, as a result of general global economic crisis and the decline of steel price which is our main raw material, the per unit sale price of our products fell significantly in the last two months of 2008.

On a geographic basis, our sales to markets outside of mainland China, , including South Africa, United Arab Emirates, Saudi Arabia, Europe and Ukraine, was $18.3 million, accounting for 10.6% of our revenue in the six months ended December 31, 2008 as compared to $5.6 million which was 2.6% of our revenue for the same period last year.   This percentage increase was mainly a result of the increased oversea demand of our newly developed PPGI products, such as the anti-scratch products, anti-static products and anti-bacterial products.

On a segment basis, revenue contributed by Changshu Huaye increased to $134.2 million for the six months ended December 31, 2008, an increase of $7.5 million, or 5.9%, from $126.7 million for the same period last year.  The increase was mainly attributable to the increased sale of PPGI products. In addition, even though the per unit sale price of our products fell in the last two months of 2008,  the average per unit sale price for the six-month ended December 31, 2008 was higher than that in the same period last year.

As part of our vertical integration, a bigger portion of the AP Steel and cold-rolled steel products were used in the production of our HDG Steel and PPGI products in six months ended December 31, 2008, as compared to that in the same period last year. After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $38.5 million for the six months ended December 31, 2008, a decrease of $49.2 million from $87.6 million for the same period last year.  As stated above, we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel products in the three months ended December 31, 2007, however, in the quarter ended December 31, 2008, all cold-rolled steel manufactured by Jiangsu Cold-Rolled was used for our own production of HDG Steel products.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2008 decreased $5.7 million, or 4.6%, to $118.0 million from $123.6 million for the same period last year.  Such increase was mainly due to our increased direct sales to end customers.

Cost of Revenue.  Our cost of revenue decreased $40.6 million, or 21.2% to $151.0 million for the six months ended December 31, 2008 from $191.6 million for the same period last year.  This dollar decrease was mainly due to the decrease of the cost of our main raw material steel in the three months ended December 31, 2008.  As a percentage of revenue, the cost of revenue decreased to 87.5% for the six months ended December 31, 2008 from 89.4% for the same period last year.  Such percentage decrease was mainly attributable to the change of product mix.  In the six months ended December 31, 2008, we sold more PPGI products, which are our higher end products and generally have a higher profit margin than other products, and less cold-rolled stainless steel products, which have relatively low margin. In addition, our vertical integration strategy and our increased direct sales to unrelated parties also contributed to the percentage decease of cost revenue in the six months ended December 31, 2008.  Also, our newly developed PPGI products which have a high profit margin, such as the anti-static products, anti-scratch products and anti-bacterial PPGI products, were well received by the market.

Gross Profit.  Our gross profit decreased $1.2 million to $ 21.6 million for the six months ended December 31, 2008 from $22.8 million for the same period last year.  However, gross profit as a percentage of revenue (gross margin) improved to 12.5% for the six months ended December 31, 2008, as compared to 10.6% for the same period last year.  Such gross margin increase was mainly due to the reasons as stated in the paragraph immediately above.

Gross margin for Changshu Huaye increased to 14.4% for the six months ended December 31, 2008 from 13.6% for the same period last year, which was primarily attributable to the increased direct sales to unrelated parties, our vertical integration strategy that caused a large portion of Jiangsu Cold-Rolled’s products to be used as raw materials for Changshu Huaye, and an increase in sales of our higher margin PPGI products.

Gross margins for Jiangsu Cold-Rolled increased to 6.0% for the six months ended December 31, 2008 from 4.5% for the same period last year.  As stated above, in the three months ended December 31, 2007, we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel which had a gross margin lower than our regular AP Steel and cold-rolled steel products. However, in the quarter ended December 31, 2008, all cold-rolled steel manufactured by Jiangsu Cold-Rolled was used for our own production of HDG Steel products.

Total Operating Expenses. Our total operating expenses decreased $2.7 million to $3.2 million for the six months ended December 31, 2008 from $5.8 million for the same period last year.  As a percentage of revenue, our total operating expenses decreased to 1.8% for the six months ended December 31, 2008 from 2.7% for the same period last year.

•
General and Administrative Expenses. Our general and administrative expenses decreased $2.3 million to $2.0 million for the six months ended December 31, 2008 from $4.3 million for the same period last year.  As a percentage of revenue, general and administrative expenses decreased to 1.2% for the six months ended December 31, 2008 from 2.0% for the same period last year.  Both the dollar amount and percentage decrease were mainly attributable to an approximately $1.3 million decrease of bad debt reserve in the six months ended December 31, 2008 as compared to that in the same period last year.

•
Selling Expenses. Our selling expenses decreased $0.4 million to $1.2 million for the six months ended December 31, 2008 from $1.5 million for the same period last year.  As a percentage of revenue, our selling expenses decreased to 0.7% for the six months ended December 31, 2008 from 0.7% for the same period last year.  Such dollar and percentage decrease was mainly because more of our clients paid for the transportation costs in the six months ended December 31, 2008 as compared to the same period last year.

Interest Expense. Our interest expense increased $1.1 million to $3.3 million for the six months ended December 31, 2008 from $2.2 million for the same period last year.  As a percentage of revenue, our interest expenses increased to 1.9% for the six months ended December 31, 2008 from 1.0% for the same period last year, mainly due to a $20 million increase in the balance of our outstanding bank loans as compared to the same period last year.

Provision for Income Taxes. We incurred income tax expense of $1.6 million and $1.7 million during the six months ended December 31, 2008 and 2007, respectively.  Such decrease was primarily attributable to the decrease of our income which offset the increased tax rate of Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, increased $1.2 million, or 9.3%, to $14.6 million for the six months ended December 31, 2008 from $13.3 million for the same period last year.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents (excluding restricted cash) of $14.7 million and restricted cash of $31.1 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

(Unaudited)	Six months Ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	$33,288	$(6,762)
Net cash provided by (used in) investing activities	13,769	(8,073)
Net cash (used in) provided by financing activities	(44,233)	16,161
Effect of foreign currency translation on cash and cash equivalents	21	262
Net cash flow	$2,844	$1,588

Operating Activities

Net cash provided by operating activities was $33.3 million for the six months ended December 31, 2008, an increase of $40.1 million from the $6.8 million net cash used in operating activities for the same period last year.  Such increase of net cash provided by operating activities was primarily attributable to a $42.3 million decrease in prepayment to suppliers. Due to the recent fluctuation in the price of steel, we made a strategic decision to decrease our raw material inventory through the reduction of purchase orders issued to our suppliers.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities during the six months ended December 31, 2008 was $13.8 million, which is an increase of $21.8 million from $8.1 million net cash used in investing activities for the same period in 2007. Such increase in net cash provided by investing activities was mainly due to a $36.3 million decrease of restricted cash. We increased short-term bank loans in the six month period ended December 31, 2008 and reduced the total amount of bankers’ acceptance bills. As a result, we had less restricted cash deposited in banks as deposits for the acceptance bills.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2008 totaled $44.2 million as compared to $16.2 million provided by financing activities for the same period last year.  The decrease of cash provided by financing activities was mainly attributable to a $90.8 million increase of payments on notes payable which offset a $35.0 million increase in proceeds from issuance of notes payable. We made a strategic decision to utilize the more convenient and flexible short-term loans to finance our operations and reduce the total amount of bankers’ acceptance bills.

Loan Facilities

We believe we currently maintain a good business relationship with many banks.  As of December 31, 2008, the amount and starting and maturity dates for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks	Amounts*	Starting Date	Maturity Date
The Agricultural Bank of China, Changshu Branch	1.75	September 19, 2008	February 27, 2009
The Agricultural Bank of China, Changshu Branch	3.36	October 14, 2008	March 30, 2009
The Agricultural Bank of China, Changshu Branch	3.21	November 28, 2008	April 30, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	April 7, 2008	April 6, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	April 14, 2008	April 13, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	May 16, 2008	May 15, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	May 21, 2008	May 20, 2009
China Industry and Commerce Bank, Changshu Branch	2.92	November 27, 2008	May 25, 2009
China Industry and Commerce Bank, Changshu Branch	1.46	December 29, 2008	December 28, 2009
China Communication Bank, Changshu Branch	2.92	December 8, 2008	May 25, 2009
The Agricultural Bank of China, Changshu Branch	1.90	August 19, 2008	February 18, 2009
The Agricultural Bank of China, Changshu Branch	7.29	August 29, 2008	February 25, 2009
The Agricultural Bank of China, Changshu Branch	4.52	September 4, 2008	March 3, 2009
The Agricultural Bank of China, Changshu Branch	17.51	October 7, 2008	April 7, 2009
The Agricultural Bank of China, Changshu Branch	9.63	November 17, 2008	May 16, 2009
The Agricultural Bank of China, Changshu Branch	1.46	November 25, 2008	May 18, 2009
The Agricultural Bank of China, Changshu Branch	2.19	November 27, 2008	May 26, 2009
The Agricultural Bank of China, Changshu Branch	1.46	December 5, 2008	June 4, 2009
The Agricultural Bank of China, Changshu Branch	2.19	December 15, 2008	May 18, 2009
China CITIC Bank, Wuxi Branch	2.92	August 14, 2008	August 14, 2009
Bank of China, Changshu Branch	1.75	September 10, 2008	March 10, 2009
Bank of China, Changshu Branch	5.25	September 11, 2008	March 11, 2009
TOTAL	79.51

* Calculated on the basis that $1 = RMB 6.8542

We believe that our currently available working capital after receiving the credit facilities referred to above and utilization of the expected additional credit facility available to the Company should be adequate to sustain our operations at our current levels through at least the next twelve months.  However, depending on the global economy and in particular China’s economy, our future needs and changes in the capital markets, we may determine to seek additional equity or debt financing in the private or public markets.

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

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting.

In the Company’s annual report on Form 10-K for the year ended June 30, 2008, together with the Company’s outside consultant, the Company determined it had material weaknesses in its controls over financial reporting in that several material audit adjustments were required for the Company’s accounting records to adhere to the standards of the PCAOB. Since that time, the Company has, with the assistance of outside consultants, continued to implement changes designed to enhance the effectiveness of its internal control including (i) hiring staff, (ii) implementing expanded policies and procedures over financial reporting, (iii) instituting expanded training of management and staff responsible for financial transactions and records and (iv) establishing and staffing an internal audit function. However, as of December 31, 2008, the Company believes that its ongoing efforts to hire and train additional staff and implement expanded policies, procedures and controls are not yet complete. Accordingly, the Company cannot provide its constituents with reasonable assurance that the material weakness in the financial closing and reporting process has been remediated.

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

Dated: February 13, 2009

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