Form 10-K/A
period 2008-06-30
Sutor Technology Group LTD
filed 2009-05-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 of Sutor Technology Group Limited (the “Company”) is being filed to (i) correct a clerical error with respect to the titles held by our Chief Financial Officer, Yongfei Jiang, and (ii) correct disclosure regarding compensation paid to our independent directors during the fiscal year ended June 30, 2008.

In disclosure made in Part III, Item 10 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 26, 2008 (the “Original Filing”), the Company mistakenly identified Mr. Jiang as a member of the Company’s Board of Directors.  Similarly, the signature page to the Original Filing also identified Mr. Jiang as a Director, when in fact he only signed the Original Filing in his capacity as the Company’s Chief Financial Officer (Principal Financial and Accounting Officer).

In the table under the heading “Director Compensation – 2008” of the Original Filing, the Company mistakenly disclosed the total annual director compensation as agreed to with each of its independent directors as opposed to compensation actually earned during the fiscal year ended June 30, 2008.  This for 10-K/A correctly states the compensation actually earned by each of our independent directors from February 2008, when they each began their service on the Company’s board of directors, through June 30, 2008.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety.  Unless otherwise indicated, this report speaks only as of the date of the Original Filing.  No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing.  This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Lifang Chen	36	Chairman of the board of directors, Chief Executive Officer and President

Yongfei Jiang	30	Chief Financial Officer, Treasurer and Secretary

Xun Zhang	38	Chief Technology Officer

Carl Mudd	64	Director

Guoyou Shao	58	Director

Xinchuang Li	44	Director

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

Guoyou Shao.  Mr. Shao has served as our director since February 2008. Since April 2003, Mr. Shao has served as Board Chairman of Fortis Haitong Investment Management Co., Ltd., one of the first sino-foreign joint ventures specializing in fund management to gain approval in China Prior to this, Mr. Shao served as Manager of the Investor Relations Department of Haitong Securities Co. Ltd. since July 1998. Mr. Shao has extensive securities investment and asset management experience and holds a Master’s degree in Business Administration from Hong Kong Science Management Institute.

Xinchuang Li. Mr. Li became our director in February 2008. Since 2008 Mr. Li has served as the Executive Director of China Metallurgical Industry Planning & Research Institute (CMIPRI) in Beijing. From 2002 to 2008, Mr. Li served as the Vice Director and Chief Engineer of CMIPRI. From 1998 to 2002, Mr. Li served as the Vice-Chief Engineer of CMIPRI. Mr. Li has significant experience in the operations of companies engaged in steel production with a particular focus and specialization in the operations, planning and strategic focus of companies operating in the Chinese steel industry. Mr. Li holds a Master’s degree in Business Administration from Fordham University and Beijing University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Carl Mudd, Guoyou Shao, and Xinchuang Li. Carl Mudd, Guoyou Shao, and Xinchuang Li each serve on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.” The board of directors has determined that Carl Mudd possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Lifang Chen, CEO*	2008	-	-	-	-
	2007	-	-	-	-
Liuhua Guo, former CEO*	2008	88,568	-	-	88,568
	2007	70,424	-	-	70,424
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

Name	Fees Earned or Paid in Cash ($)	Total Compensation ($)
Carl Mudd	32,500	32,500
Guoyou Shao	8,572	8,572
Xinchuang Li	8,572	8,572

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

Additionally, on February 4, 2008, we entered into Indemnification Agreements with each of Messrs. Mudd, Shao and Li.  Under the terms of these Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding (other than a Proceeding by or in the right of the Company) if the independent director acted in good faith and in the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the independent director’s conduct was unlawful.  The Company also agreed to pay any such expenses to an independent director in advance of the final disposition of any such proceeding if the director agrees to repay such amount to the extent it is ultimately determined they are not entitled to indemnification; provided, however, that the Company is not obligated to make any such advance payment if the board of directors determines, in its sole discretion, that it does not appear that such director has met the standards of conduct which make it permissible under applicable law to indemnify such director, and that the advancement of expenses would not be in the best interests of the Company and its stockholders.

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

Date: May 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Lifang Chen as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Lifang Chen	Chief Executive Officer (Principal Executive	May 13, 2009
Lifang Chen	Officer)

/s/ Yongfei Jiang	Chief Financial Officer (Principal Financial Officer	May 13, 2009
Yongfei Jiang	and Principal Accounting Officer)

/s/ Carl Mudd
Carl Mudd	Director	May 13, 2009

/s/ Guoyou Shao
Guoyou Shao	Director	May 13, 2009

/s/ Xinchuang Li
Xinchuang Li	Director	May 13, 2009