Form 10-Q
period 2009-03-31
Sutor Technology Group LTD
filed 2009-05-15
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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
Changshu, 215534
People’s Republic of China
(Address of principal executive offices, Zip Code)
 (86) 512-52680988
(Registrant’s telephone number, including area code)
 (86) 512-52680988
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                                                                                    Accelerated Filer  ☐
Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
i
ii.	ITEM 1.	FINANCIAL STATEMENTS
iii.	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
iv.	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
v.	ITEM 4.	CONTROLS AND PROCEDURES	29

PART II
OTHER INFORMATION
vi.
vii.	ITEM 1.	LEGAL PROCEEDINGS	30
viii.	ITEM 1A.	RISK FACTORS	30
ix.	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
x.	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
xi.	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
xii.	ITEM 5.	OTHER INFORMATION	31
xiii.	ITEM 6.	EXHIBITS	31

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ii

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	June 30,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$25,716,041	$11,806,101
Restricted cash	57,993,456	59,489,508
Trade accounts receivable, net of allowance for
doubtful accounts of $69,038 and $70,653, respectively	9,712,637	6,268,858
Other receivables	430,733	100,271
Accounts receivable, related parties	42,623,415	76,118,544
Advances to suppliers, net of allowance for doubtful accounts
of $1,480,495 and $1,472,828, respectively	28,638,328	28,035,815
Inventory	46,062,853	51,315,521
Notes receivable	-	130,970
Deferred taxes	259,301	288,976
Total Current Assets	211,436,764	233,554,564
Property and Equipment, net of accumulated depreciation of
$15,915,429 and $12,019,445, respectively	71,106,424	59,736,612
Intangible Assets, net of accumulated amortization of
$328,128 and $285,888, respectively	3,064,104	3,238,931
TOTAL ASSETS	$285,607,292	$296,530,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,414,311	$6,003,898
Advances from customers	9,029,765	16,871,618
Other payables and accrued expenses	4,077,259	3,265,860
Short-term notes payable	95,974,056	130,504,380
Short-term notes payable - Principal Shareholder	12,347,011	-
Total Current Liabilities	131,842,402	156,645,756

Long-Term Liabilities:
Long-Term Notes Payable - Principal Shareholder	-	7,099,998
Long-Term Notes Payable	2,859,996	-
Total Liabilities	134,702,398	163,745,754

Minority Interest in Net Assets of Subsidiary	-	34,697
Stockholders' Equity
Undesignated preferred stock - $0.001 par value;
1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	12,586,995
Retained earnings	83,385,108	65,772,975
Accumulated other comprehensive income	17,724,672	17,181,567
Total Stockholders' Equity	150,904,894	132,749,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,607,292	$296,530,107

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Revenue	$27,381,648	$45,258,150	$145,336,851	$168,865,930
Revenue from related parties	49,075,289	52,843,085	103,734,052	143,617,418
	76,456,937	98,101,235	249,070,903	312,483,348
Cost of Revenue
Cost of revenue	41,167,360	53,443,350	110,424,589	195,381,301
Purchases from related parties	28,727,887	32,840,446	110,446,903	82,488,474
	69,895,247	86,283,796	220,871,492	277,869,775
Gross Profit	6,561,690	11,817,439	28,199,411	34,613,573

Operating Expenses:
Selling expense	493,253	550,291	1,655,649	2,085,784
General and administrative expense	1,425,285	1,087,563	3,432,746	5,368,660
Total Operating Expenses	1,918,538	1,637,854	5,088,395	7,454,444
Income from Operations	4,643,152	10,179,585	23,111,016	27,159,129

Other Income (Expense):
Interest income	277,624	309,486	1,239,611	663,254
Other income	-	90,333	-	128,918
Interest expense	(1,294,486)	(1,764,273)	(4,576,544)	(3,936,756)
Other expense	-	(113,008)	-	(343,262)
Total Other Income (Expense)	(1,016,862)	(1,477,462)	(3,336,933)	(3,487,846)

Income before Taxes and Minority Interest	3,626,290	8,702,123	19,774,083	23,671,283

Provision for income taxes	(561,592)	(903,606)	(2,161,949)	(2,568,011)
Minority interest in loss of consolidated subsidiary	-	(6,259)	-	(3,232)

Net Income	$3,064,698	$7,792,258	$17,612,134	$21,100,040

Basic and Diluted Earnings per Common Share	$0.08	$0.21	$0.46	$0.56

Net Income	$3,064,698	$7,792,258	$17,612,134	$21,100,040
Foreign currency translation adjustment	197,361	4,972,227	543,105	9,173,606
Comprehensive Income	$3,262,059	$12,764,485	$18,155,239	$30,273,646

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$17,612,134	$21,100,040
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,161,563	2,703,957
Minority interest in loss of consolidated subsidiary	-	3,232
Deferred income taxes	30,757	-
Gain on sale of assets	(161,410)	(2,722)
Changes in current assets and liabilities:
Trade accounts receivable, net	(3,467,616)	14,187,846
Other receivables, net	(329,891)	(20,977)
Advances to suppliers	(544,163)	6,746,811
Inventory	5,440,752	(28,808,894)
Accounts payable	4,488,304	3,006,624
Advances from customers	(7,900,263)	2,375,369
Other payables and accrued expenses	875,602	(177,945)
Related party receivables or payables	34,111,105	(9,373,474)
Net Cash Provided by Operating Activities	54,316,874	11,739,867

Cash Flows from Investing Activities:
Collection of notes receivable	116,772	203,059
Changes in notes receivable - related parties	973,151	-
Purchase of property and equipment, net of value added tax refunds received	(16,249,207)	(6,469,417)
Proceeds from sale of assets	782,719	10,139
Net change in restricted cash	1,722,391	(13,152,963)
Net Cash Used in Investing Activities	(12,654,174)	(19,409,182)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	122,230,308	66,032,525
Payments on notes payable	(155,277,962)	(67,666,600)
Proceeds from issuance of notes payable - Principal Shareholder	5,247,013	7,099,998
Payment on short-term loans - related party	-	(2,211,931)
Net Cash (Used in) Provided by Financing Activities	(27,800,641)	3,253,992

Effect of Exchange Rate Changes on Cash	47,881	477,483

Net Change in Cash	13,909,940	(3,937,840)
Cash and Cash Equivalents at Beginning of Period	11,806,101	8,832,942
Cash and Cash Equivalents at End of Period	$25,716,041	$4,895,102

Supplemental Cash Flow Information
Cash paid during the period for interest	$4,576,544	$3,936,756
Cash paid during the period for taxes	2,357,109	2,715,920

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
NOTE 1 – NATURE OF OPERATIONS

The Company’s operations are located in the People’s Republic of China (“PRC”). The Company manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). The Company also operates several production lines that refine products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. For the nine months ended March 31, 2009, approximately 92.25% of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye, which is owned by the Company’s Principal stockholders, and its subsidiaries.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2008.

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

Advances to Suppliers and from Customers - As is common practice in the PRC, the Company will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $28,638,328 and $28,035,815 at March 31, 2009 and June 30, 2008, respectively. The Company also had advances from its customers in the amount of $9,029,765 and $16,871,618 at March 31, 2009 and June 30, 2008, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
March 31, 2009
(Unaudited)

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

On January 1, 2009 the Company adopted EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. There was no effect on the Company’s consolidated financial statements upon adoption of EITF 08-5.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	March 31,	June 30,
	2009	2008
Raw materials	$18,345,373	$32,840,857
Finished goods	27,717,480	18,474,664
Total Inventory	$46,062,853	$51,315,521

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

Property and equipment consisted of the following:

	March 31,	June 30,
	2009	2008
Buildings and plant	$25,290,639	$17,525,800
Machinery	56,965,873	40,119,643
Office and other equipment	854,262	789,968
Vehicles	217,936	217,883
Construction in process	3,693,143	13,102,763
Total	87,021,853	71,756,057
Less accumulated depreciation	(15,915,429)	(12,019,445)
Net property, plant and equipment	$71,106,424	$59,736,612

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 5 – NOTES PAYABLE

The following schedule sets forth the Company’s short-term notes payable and short term notes payable – related party as of the dates presented:

	Maturity	March 31,	June 30,
	Date	2009	2008
Short-term notes payable to suppliers, no interest rate,
secured by cash deposits, guaranteed by related parties	3/11/2009	$11,394,181	$65,455,921
Note payable at 6.84% interest, guaranteed by related party	matured	-	2,910,446
Note payable at 7.52% interest, guaranteed by related party	matured	-	2,910,446
Note payable at 6.57% interest, secured by property	matured	-	1,746,267
Note payable to bank at 6.57% interest, secured by related party	matured	-	11,787,305
Note payable at 6.90% interest, secured by inventory	matured	-	1,746,267
Note payable at 6.57% interest, secured by related party	matured	-	1,891,790
Note payable at 6.57% interest, secured by property	matured	-	3,347,012
Note payable to bank at 6.57% interest, secured by related party	matured	-	2,910,446
Note payable at 6.57% interest, secured by related party	matured	-	18,917,896
Note payable at 6.90% interest, secured by property	matured	-	11,059,693
Note payable at 8.22% interest, secured by inventory	5/20/2009	4,382,377	5,820,891
Note payable at 5.68% interest, guaranteed by related party	4/7/2009	17,529,508	-
Note payable at 6.21% interest, guaranteed by related party	4/30/2009	8,326,516	-
Note payable at 4.86% interest, guaranteed by related party	5/25/2009	2,921,585	-
Note payable at 6.57% interest, guaranteed by related party	6/4/2009	16,945,191	-
Note payable at 4.86% interest, secured by land use right	8/4/2009	1,899,030	-
Note payable at 6.12% interest, guaranteed by related party	8/13/2009	1,752,951	-
Note payable at 4.86% interest, guaranteed by related party	9/27/2009	23,518,757	-
Note payable at 6.03% interest, guaranteed by related party	12/29/2009	4,382,377	-
Note payable at 5.31% interest, guaranteed by related party	2/26/2010	2,921,585	-
Total short-term notes payable		$95,974,056	$130,504,380

Note payable to Principal Shareholder, no interest rate, unsecured	5/15/2009	$1,314,710	$-
Note payable to Principal Shareholder, no interest rate, unsecured	7/1/2009	2,600,210	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	1,052,099	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	79,998	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	99,998	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	99,998	-
Note payable to Principal Shareholder, at 5.00% interest, unsecured	12/20/2009	7,099,998	-
Total short-term notes payable - related parties		$12,347,011	$-

Long-term note payable to Principal Shareholder
at 5% interest, unsecured	12/20/2009	$-	$7,099,998
Long-term note payable at 6% interest, unsecured	11/20/2011	2,859,996	-
Total long-term notes payable		$2,859,996	$7,099,998

The Company has notes payable that indicate that they have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

The Company’s debt agreements contain debt covenants which require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at March 31, 2009.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 6 – RELATED PARTIES

The Company sells to and buys from various companies who are owned or controlled by the “Principal Shareholders.” These other companies are composed of 20 former sister companies with which the Company conducts significant transactions. Revenues and costs related to these transactions are shown separately in the accompanying Consolidated Statements of Operations. Costs of revenue associated with purchases from related parties for the nine months ended March 31, 2009 and 2008 were $110,446,902 and $82,488,474, respectively.

The notes payable due to related parties, except for loan from Ms. Chen on December 31, 2007,  are non-interest bearing and were incurred in the normal course of business. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At March 31, 2009 and June 30, 2008, the net amounts due from related parties were $42,623,415 and $76,118,544, respectively. The amounts charged for products to the Company by the related parties are under the same pricing as those charged to third parties. Payment terms for amounts receivable from related parties are on open account and various terms are established at the time of delivery.  Advances to related party suppliers are relieved once the goods are received.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months and carries an interest rate of 5% and is included in the accompanying balance sheet at March 31, 2009 under the caption short-term notes payable – principal shareholder.

During July 2008, Ms. Chen loaned the Company $4.96 million. During the nine months ended March 31, 2009, Ms. Chen loaned the Company an additional $279,994. The notes are due on demand and bear no interest and are included in the accompanying balance sheet at March 31, 2009 under the caption short-term notes payable – principal shareholder.

Some of the Company’s notes payables are guaranteed by related parties as described in Note 5.

NOTE 7 – INCOME TAXES

Before the implementation of the new Enterprise Income Tax Law (“EIT Law”) as discussed below, Foreign Invested Entities (“FIE”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as the Company’s PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. Accordingly, Changshu Huaye was exempt from EIT for the calendar year of 2004 and 2005 and was and would be subject to a tax rate of 12% for the calendar years 2006, 2007 and 2008. The Company’s subsidiary, Jiangsu Cold-Rolled had the same two-year full tax exemption for the calendar years 2006 and 2007, followed by 50% tax exemption for the next three years.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In addition, Changshu Huaye, being a FIE, was entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and their associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye was subject to an EIT rate of 12.5% for the calendar year of 2008 and is subject to EIT rate of 25% for 2009 and beyond. Jiangsu Cold-Rolled was exempt from EIT for the calendar year 2008 and is subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on the Company’s business, fiscal condition and current operations in China.

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

Commitment under Make Good Agreement - On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent will release a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income is not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the private placement investors would have received a contingent beneficial conversion option that required the Company to record (upon each release of shares from the escrow) a dividend to the private placement investors of $3.04 per share of common stock released. The Company achieved the net income requirement above for the year ended June 30, 2008 and, on October 23, 2008 the escrow agent returned the remaining 1,973,684 shares to the Principal Shareholder and no contingent obligation remains.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

Certain segment information is presented below:

At March 31, 2009 and for the three months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter- Segment and Reconciling Items	Total
Revenue	$47,865,004	$59,922,889	$(31,330,956)	$76,456,937
Total operating expenses	(1,583,812)	(214,248)	(120,478)	(1,918,538)
Interest revenue	269,343	8,281	-	277,624
Interest expense	(354,813)	(852,139)	(87,534)	(1,294,486)
Depreciation and amortization expense	(634,875)	(1,008,578)	-	(1,643,453)
Provision for income taxes	(249,959)	(311,633)	-	(561,592)
Net income (loss)	1,024,305	2,189,649	(149,256)	3,064,698
Capital expenditures, net of VAT refunds	550,146	(902,183)	-	(352,037)
Total assets	181,242,026	104,344,548	20,718	285,607,292

At March 31, 2008 and for the three months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter- Segment and Reconciling Items	Total
Revenue	$62,291,095	$73,276,509	$(37,466,369)	$98,101,235
Total operating expenses	(789,891)	(659,301)	(188,662)	(1,637,854)
Interest income	289,524	19,962	-	309,486
Interest expense	(435,545)	(1,328,728)	-	(1,764,273)
Depreciation and amortization expense	(513,113)	(420,484)	-	(933,597)
Provision for income taxes	(903,606)	-	-	(903,606)
Net income (loss)	6,752,125	1,108,652	(68,519)	7,792,258
Capital expenditures, net of VAT refunds	41,691	5,992,254	-	6,033,945
Total assets	192,854,970	131,785,689	(122,461,671)	202,178,988

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

At March 31, 2009 and for the nine months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter- Segment and Reconciling Items	Total
Revenue	$183,608,924	$190,358,729	$(124,896,750)	$249,070,903
Total operating expenses	(3,359,766)	(1,255,810)	(472,819)	(5,088,395)
Interest revenue	1,167,740	71,871	-	1,239,611
Interest expense	(1,064,360)	(3,245,691)	(266,493)	(4,576,544)
Depreciation and amortization expense	(1,631,326)	(2,530,237)	-	(4,161,563)
Provision for income taxes	(1,850,316)	(311,633)	-	(2,161,949)
Net income (loss)	11,580,103	6,771,343	(739,312)	17,612,134
Capital expenditures, net of VAT refunds	1,645,080	14,604,127	-	16,249,207
Total assets	181,242,026	104,344,548	20,718	285,607,292

At March 31, 2008 and for the nine months ended	Changshu Huaye	Jiangsu Cold-rolled	Inter- Segment and Reconciling Items	Total
Revenue	$189,033,125	$212,647,753	$(89,197,530)	$312,483,348
Total operating expenses	(4,545,147)	(2,390,048)	(519,249)	(7,454,444)
Interest income	577,505	85,749	-	663,254
Interest expense	(1,354,714)	(2,582,042)	-	(3,936,756)
Depreciation and amortization expense	(1,496,218)	(1,207,739)	-	(2,703,957)
Provision for income taxes	(2,568,011)	-	-	(2,568,011)
Net income (loss)	17,759,865	3,866,078	(525,903)	21,100,040
Capital expenditures, net of VAT refunds	227,400	6,242,017	-	6,469,417
Total assets	192,854,970	131,785,689	(122,461,671)	202,178,988

NOTE 10 – GEOGRAPHIC INFORMATION

Changshu Huaye derives a portion of its revenue from sources outside of the PRC. The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2009 and 2008:

	Three months ended March 31,		Nine months ended March 31,
Geographic Area	2009	2008	2009	2008
People's Republic of China	$75,447,586	$96,249,435	$229,777,259	$305,052,571
Hong Kong	689,916	508,500	2,836,104	508,500
Other Countries	319,435	1,343,300	16,457,540	6,922,277
Total	$76,456,937	$98,101,235	$249,070,903	$312,483,348

NOTE 11 – SUBSEQUENT EVENTS

During April of 2009 the Board of Directors approved the 2009 Equity Incentive Plan and reserved 2,000,000 shares of the Company’s common stock to be included as part of the plan.  The plan will be presented to the shareholders at the next annual meeting in June of 2009 for shareholder approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China and the current global economic crisis on our business and on our customers’ business; the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report, and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2008 and subsequent SEC filings.  The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview of Our Business

We are one of the leading private manufacturers of fine finished steel products in China.  We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products.  Our product offerings are focused on higher value-added finished steel products: hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”), which comprised approximately 28.4% and 32.8% of our total revenue in fiscal year 2008, respectively.  In addition, we produce acid pickled steel (“AP Steel”) and cold-rolled steel, which are less processed of our finished products, and a large portion of both are used for our production of our HDG Steel and PPGI products.  The vertical integration of our operations has allowed us to benefit from the higher and more stable margins for our HDG Steel and PPGI products.

Our revenue increased from $190.6 million in fiscal year 2006 to $418.0 million in fiscal year 2008, representing a compounded growth rate of approximately 48.1%.  These significant increases reflect our success in expanding our production lines and our increasing market penetration.  We continually seek to broaden our market reach by introducing new production lines and to improve our profit margin by vertical integration.  Our AP Steel and cold-rolled steel production lines went into operation in October 2006 and January 2007, respectively. Jiangsu Cold-Rolled’s new HDG Steel production line, which is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, started production on October 1, 2008.  A substantial  portion of our AP Steel products and cold-rolled steel were used for the production of our HDG Steel and a portion of our HDG Steel products were used for the production of our PPGI products. We believe this vertical integration helps us to improve our profit margin.

Executive Overview of Quarterly Results

Our results during the quarter ended March 31, 2009 were adversely affected by the significant decline in steel price resulting from the global economic slowdown.  As a result of the softening economy, market steel prices, which reached record levels in our first fiscal quarter, experienced a rapid decline in the last two months of 2008.  While we managed to sell more products in the third fiscal quarter as compared to the second fiscal quarter and the third fiscal quarter last year, our revenue and net income decreased due to falling steel prices. Nonetheless, we still made a profit in the third quarter of fiscal 2009. We will continue to focus on reducing costs, increasing sales, maximizing asset utilization and improving our operations.  Additionally, we are also taking advantage of Chinese government’s US$586 billion stimulus package which will be implemented step by step. We believe that the demand for our products created by the plan’s 45% investment in infrastructure, 25% of investment in reconstruction of  earthquake-hit areas, and 4% investment in technological innovation and structural adjustment will benefit us directly. However, given the current market and economic conditions, we expect to continue to face difficulties in the next quarter in addition to experiencing our normal seasonal slowness.  The following summarizes certain key quarterly financial information for the second fiscal quarter.

•	Revenue: Revenue was $76.5 million for the three months ended March 31, 2009, a decrease of $21.6 million, or 22.0%, from $98.1 million for the same period last year.

•	Gross Margin: Gross margin was 8.6% for the three months ended March 31, 2009, as compared to 12.1% for the same period last year.

•	Net Income: Net income was $3.1 million for three months ended March 31, 2009, a decrease of $4.7 million, or 60.7%, from $7.8 million for the same period of last year.

•	Fully diluted net income per share: Fully diluted net income per share was $0.08 for three months ended March 31, 2009, as compared to $0.21 for the same period last year.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products.  Our revenue has historically been affected by product demand, sales volume, sales price of our products and our product mix. Generally, we will attempt to adjust our product mix and offering to take advantage of increasing demand and prices by marketing higher margin products; conversely, if the sales volume or price for particular products trend down, we will attempt to reduce inventories of those products.  To the extent we successfully manage our product mix and offerings effectively to generate more sales of high margin products, our sales revenues will increase. The extent to which we will be able to increase our revenue by adjusting our product is influenced by availability of substitute products in the market. We believe overall economic conditions remains the most significant determinant of our sales and revenue.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-Rolled, which are our two principal manufacturing facilities.  Changshu Huaye currently manufactures HDG Steel and PPGI products.  In the three months ended March 31, 2009 and 2008, Changshu Huaye generated revenue of $47.9 million and $62.3 million, which represented 62.6% and 63.5% of our total revenue, respectively.

Jiangsu Cold-Rolled currently manufactures AP Steel, cold-rolled steel and HDG Steel.  Jiangsu Cold-Rolled’s new HDG Steel production line, which is capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, started production on October 1, 2008.  However, since the current utilization rate of this new production line was approximately 3% in the third fiscal quarter, the addition of this new production line has not had a significant impact on Jiangsu Cold-Rolled’s revenue yet.  We expect that with the increase of the utilization rate of this new production line, it will generate more revenue.  In the three months ended March 31, 2009 and 2008, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $28.6 million and $35.8 million, which represented 37.4% and 36.5% of our total revenue, respectively.

Currently, a portion of our products are sold through our affiliate Shanghai Huaye.  Approximately 64.2% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2009, a increase from 53.9% in the same period last year. Through selling to Shanghai Huaye, we hope to capitalize on Shanghai Huaye’s extensive sales network, to increase market share and to build brand value, especially when the steel industry is experiencing consolidation during the current economic slowdown. We also plan to further increase our direct sales to end customers in order to increase our margins.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of product.

Our direct costs of manufacturing are generally highest when we first introduce a new product due to start-up costs and higher raw material costs.  As production volume increases, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities.  Our AP Steel production line and cold-rolled steel production line, which started operation in fiscal year 2007, had a relatively high cost of production in fiscal year 2007.  As these two production lines started operating at normal levels, our manufacturing efficiency improved in fiscal year 2008 and during the first nine months of fiscal 2009.  Jiangsu Cold-Rolled’s new HDG Steel production line started production on October 1, 2008, we expect that our manufacturing efficiency will improve once this new production line starts to operate at normal level.

In the three months ended March 31, 2009, approximately 39.5% of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye, it has stronger bargaining power than us and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended March 31, 2009 and 2008, gross margin for domestic and international sales were 8.6% and 12.1%, respectively.  On a segment basis, Changshu Huaye and Jiangsu Cold-Rolled’s gross margins were 11.1% and 4.6%in the three months ended March 31, 2009 and 2008, respectively.  Changes in our gross margin are primarily driven by changes in our product mix and our vertical integration strategy.

To gain market penetration, we price our products at levels that we believe are competitive with our competitors. Through our continuous efforts to improve manufacturing efficiencies and reduce our production costs, we believe that we offer products of comparable quality to our Chinese state-owned competitors and international competitors at lower prices.  General economic conditions, cost of raw materials as well as supply and demand of fine finished steel products within our markets influence our sales prices.  Our high-end, value-added products, such as PPGI products, generally tend to have higher profit margins.

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
General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional advisor fees, bad debts reserves, and other expenses incurred in connection with general corporate purposes.  We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs related to being a public company.  In the mean time, we will strengthen our efforts on cost control.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commission, advertising and promotional costs, travel and transportation expenses, after-sale support services and other sales related costs.

Our selling expenses are generally affected by the amount of international sales and our sales to unrelated parties. The transportation costs for our international sales are generally higher than domestic sales.  In addition, when we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges and bears the cost of  transportation. In contrast, when we sell products to unrelated parties, we generally bear the transportation costs, but we are able to charge a higher price.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the nine months ended March 31, 2009.

BVI
Sutor BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the New EIT Law, Foreign Invested Entities (“FIEs”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries Changshu Huaye and Jiangsu Cold-Rolled, are subject to an EIT rate of 24.0% of the assessable profits.  As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004.  Our other subsidiary, Jiangsu Cold-Rolled, had the same two-year full tax exemption for the calendar years 2006 and 2007, followed by 50% tax exemption for the next three years.

In addition, Changshu Huaye, being a FIE, was entitled to a special tax concession that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law (the “New EIT Law”), and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008.  The New EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and their associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the New EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%.  In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to continue their tax preference until these holidays expire.  The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income.  The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.”  If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Our subsidiary Changshu Huaye was subject to an EIT rate of 12.5% for 2008 and is subject to an EIT rate of 25% in 2009.  Our subsidiary Jiangsu Cold-Rolled was exempt from EIT for 2008 and is subject to an EIT rate of 12.5% for the next three years, 2009, 2010 and 2011.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Three Months Ended March 31,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$27,382	35.8%	$45,258	46.1%
Revenue from related parties	49,075	64.2%	52,843	53.9%
Total	76,457	100.0%	98,101	100.0%

Cost of Revenue
Cost of revenue	41,167	53.8%	53,443	54.5%
Purchases from related parties	28,728	37.6%	32,841	33.5%
Total	69,895	91.4%	86,284	88.0%

Gross Profit	6,562	8.6%	11,817	12.1%

Operating Expenses
Selling	493	0.7%	550	0.6%
General and administrative	1,425	1.9%	1,088	1.1%
Total Operating Expenses	1,919	2.5%	1,638	1.7%

Income from Operations	4,643	6.1%	10,179	10.4%

Other Income (Expense)
Interest income	277	0.4%	310	0.3%
Other income	-	-	90	0.1%
Interest expense	(1,294)	(1.7)%	(1,764)	(1.8)%
Other expense	-	-	(113)	(0.1)%
Total Other Expense	(1,016)	(1.3)%	(1,477)	(1.6)%

Income Before Taxes and Minority Interest	3,626	4.7%	8,702	8.9%
Provision for income taxes	(562)	(0.7)%	(904)	(0.9)%
Minority interest in loss of consolidated subsidiary	-	-	(6)	(0.01)%
Net Income	$3,065	4.0%	$7,792	7.9%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by geography and business segments for the three months ended March 31, 2009 and 2008.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended March 31,
	2009		2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Geographic Data:
China	75,448	98.7%	$96,249	98.1%
Hong Kong	690	0.9%	509	0.5%
Other Countries	319	0.4%	1,343	1.4%

Total Revenue	76,457	100.0%	98,101	100.0%

Segment Data:
Changshu Huaye	47,865	62.6%	62,291	63.5%
Jiangsu Cold-Rolled	28,592	37.4%	35,810	36.5%

Revenue. Our revenue decreased $21.6 million, or 22.0% to $76.5 million for the three months ended March 31, 2009, from $98.1 million for the same period last year.  We sold more of our products on a per unit basis during the three month period ended March 31, 2009 as compared to the same period ended March 31, 2008; however, our revenue decreased as a result of general global economic crisis, which led to decline of the price of steel which is our main raw material, causing the per unit sale price of our products and our revenue to fall significantly.

On a geographic basis, our sales to markets outside of mainland China, including Europe, Middle East, South America, Southeast Asia, the United States and Hong Kong, was $1.0 million, accounting for 1. 3% of our revenue in the three months ended March 31, 2009 as compared to $1.9 million, which was 1.9% of our revenue for the same period last year.  This percentage decrease was mainly due to the weak demand of international market caused by economic crisis.

On a segment basis, revenue contributed by Changshu Huaye decreased to $47.9 million for the three months ended March 31, 2009, a decrease of $14.4 million, or 23.2%, from $62.3 million for the same period last year.  This decrease was mainly attributable to the decrease of the per unit sale price of our PPGI and HDG Steel products.  In addition, as part of our vertical integration strategy discussed above, we continued to use more of our own HDG Steel products for the production of PPGI products in the three months ended March 31, 2009 to reduce the production costs.  As a result, we sold less HDG Steel products to third parties in the three months ended March 31, 2009 as compared to the same period last year.

Also, a bigger portion of the AP Steel and cold-rolled steel products were used in the production of our HDG Steel and PPGI products in this fiscal quarter, as compared to that in the same period last year.  After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $28.6 million for the three months ended March 31, 2009, a decrease of $7.2 million from $35.8 million for the same period last year.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2009 decreased $17.9 million, or 39.6%, to $27.4 million (35.8% of the total revenue) from $45.3 million (46.1% of the total revenue) for the same period last year. Through sales to Shanghai Huaye, thereby gaining access to Shanghai Huaye’s sales network, we were able to expand our market share and brand value, while the steel industry is experiencing consolidation in the current economic slow down.

Cost of Revenue.  Our cost of revenue decreased $16.4 million, or 19.0% to $69.9 million for the three months ended March 31, 2009 from $86.3 million for the same period last year.  This dollar decrease was mainly due to the decrease of the cost of our main raw material steel.  As a percentage of revenue, the cost of revenue increased to 91.4% for the three months ended March 31, 2009 from 87.9% for the same period last year.  Such percentage increase was mainly attributable to the change of product mix.  In the three months ended March 31, 2009, we sold more acid prickled products, which have relatively low profit margin. We received a larger proportion of smaller orders, leading to higher cost compared with large orders received in the same period of last year. As of March 31, 2009, production and sales of our acid prickled steel, which has a lower profit margin, increased related to our other higher margin products.

Gross Profit. Our gross profit decreased $5.3 million to $6.6 million for the three months ended March 31, 2009 from $11.8 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 8.6% for the three months ended March 31, 2009, as compared to 12.1% for the same period last year.  Such decrease in our gross margin was mainly due to the reasons as stated in the paragraph immediately above.

Gross margin for Changshu Huaye decreased to 11.1% for the three months ended March 31, 2009 from 13.9% for the same period last year, which was primarily attributable higher cost caused by the larger portion of smaller orders we received compared with large orders received in the same period of last year.

Gross margin for Jiangsu Cold-Rolled decreased to 4.6% for the three months ended March 31, 2009 from 8.9% for the same period last year mainly due to the increase in sales of acid prickled steel, relative to our other higher-margin products.

Total Operating Expenses.  Our total operating expenses increased $0.3 million to $1.9 million for the three months ended March 31, 2009, from $1.6 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 2.5% for the three months ended March 31, 2009 from 1.7% for the same period last year.

General and Administrative Expenses. Our general and administrative expenses, which are generally fixed in nature, increased $0.3 million to $1.4 million for the three months ended March 31, 2009 from $1.1 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 1.9% for the three months ended March 31, 2009 from 1.1% for the same period last year.  The percentage increase was mainly attributable to the decrease in revenue which outpaced the decrease in our general and administrative expenses.   Moreover, a higher proportion of production orders we received were smaller, leading to higher cost compared with large orders received in the same period of last year.

Selling Expenses. Our selling expenses decreased $0.1 million to $0.5 million for the three months ended March 31, 2009, from $0.6 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 0.7% for the three months ended March 31, 2009 from 0.6% for the same period last year.  The increase of selling expenses as a percentage of revenue was mainly because we paid more transportation costs in this quarter as compared to the same quarter last year.

Interest Expense. Our interest expense decreased $0.5 million to $1.3 million for the three months ended March 31, 2009, from $1.8 million for the same period last year.  As a percentage of revenue, our interest expenses decreased to 1.7% for the three months ended March 31, 2009, from 1.8% for the same period last year.  Mainly due to the basic bank lending rate reduced by 1.7% compared with the same period last year.,

Provision for Income Taxes. We incurred income tax expense of $0.6 million and $0.9 million during the three months ended March 31, 2009 and 2008, respectively.  Such decrease was primarily attributable to the decrease in our income which offset the increased tax rate of Changshu Huaye.  According to the New EIT Law, the tax policy of “first two years exemption and the following three years half-exemption” for Changshu Huaye has expired. It is subject to an EIT rate of 25%. Jiangsu Cold-Rolled has entered the period of “Half Exemption” and subject to 12.5% tax rate.

Net Income. Net income, without including the foreign currency translation adjustment, decreased $4.7 million, or 60.7%, to $3.1 million for the three months ended March 31, 2009 from $7.8 million for the same period last year, mainly as a result of the decrease of revenue and per unit sale price of our products. Moreover, a greater proportion of production orders we received were smaller orders, leading to higher costs compared with large orders received in the same period of last year.

Comparison of Nine Months Ended March 31, 2009 and March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

 (All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Nine Months Ended March 31,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$145,337	58.4%	$168,866	54.0%
Revenue from related parties	103,734	41.7%	143,617	46.0%
Total	249,071	100.0%	312,483	100.0%

Cost of Revenue
Cost of revenue	110,425	44.3%	195,381	62.3%
Purchases from related parties	110,447	44.3%	82,488	26.40%
Total	220,872	88.7%	277,869	88.9%

Gross Profit	28,199	11.3%	34,614	11.1%

Operating Expenses
Selling	1,655	0.7%	2,086	0.7%
General and administrative	3,433	1.4%	5,369	1.7%
Total Operating Expenses	5,088	2%	7,455	2.4%

Income from Operations	23,111	9.3%	27,159	8.7%

Other Income (Expense)
Interest income	1,240	0.5%	663	0.2%
Other income	-	-	129	0.04%
Interest expense	(4,577)	(1.8)%	(3,937)	(1.3)%
Other expense	-	-	(343)	(0.1)%
Total Other Expense	(3,337)	(1.3)%	(3,488)	(1.1)%

Income Before Taxes and Minority Interest	19,774	7.9%	23,671	7.6%
Provision for income taxes	(2,162)	(0.9)%	(2,568)	(0.8)%
Minority interest in loss of consolidated subsidiary	-	-	(3)	(0.0)%
Net Income	$17,612	7.1%	$21,100	6.8%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the nine months ended March 31, 2009 and 2008.

(All amounts, other than percentages, in thousand of U.S. dollars)

(Unaudited)	Nine Months Ended March 31
	2009		2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Geographic Data:
China	$229,777	92.3%	$305,053	97.6%
Hong Kong	2,836	1.1%	509	0.2%
Other Countries	16,458	6.6%	6,922	2.2%

Total Revenue	$249,071	100.0%	$312,483	100.0%

Segment Data:
Changshu Huaye	$183,609	73.7%	$189,033	60.5%
Jiangsu Cold-Rolled	65,462	26.3%	123,450	39.5%

Revenue. Our revenue decreased $63.4 million, or 20.3% to $249.1 million for the nine months ended March 31, 2009, from $312.5 million for the same period last year.  Our revenue decreased for two main reasons. First, unlike in the three months ended March 31, 2008 where we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel to third parties, we did not pursue sales to third parties in this fiscal quarter, but instead used all cold-rolled steel manufactured by Jiangsu Cold-Rolled for our own production of HDG Steel products as part of our integration strategy.  Secondly, as a result of general global economic crisis and the decline of steel price which is our main raw material, the per unit sale price of our products fell significantly.

On a geographic basis, our sales to markets outside of mainland China, including Europe, Middle East, South America, Southeast Asia, the United States and Hong Kong was $19.3 million, accounting for7.8% of our revenue in the nine months ended March 31, 2009, as compared to $7.4 million, which was 2.4% of our revenue, for the same period last year.  This percentage increase was mainly a result of the increased oversea demand of our newly developed PPGI products, such as the anti-scratch products, anti-static products and anti-bacterial products.

On a segmented basis, revenue contributed by Changshu Huaye decreased to $183.6 million for the nine months ended March 31, 2009, a decrease of $5.4 million, or 2.9%, from $189.0 million for the same period last year.  This decrease was mainly attributable to the decrease of the per unit sale price of our PPGI and HDG Steel products.  In addition, as part of our vertical integration strategy discussed above, we continued to use more of our own HDG Steel products for the production of PPGI products in the three months ended March 31, 2009 to reduce the production costs.  As a result, we sold less HDG Steel products to third parties in the three months ended March 31, 2009 as compared to the same period last year.

As part of our vertical integration, a bigger portion of the AP Steel and cold-rolled steel products were used in the production of our HDG Steel and PPGI products in nine months ended March 31, 2009, as compared to that in the same period last year.  After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $65.5 million for the nine months ended March 31, 2009, a decrease of $58.0 million from $123.5 million for the same period last year.  As stated above, we generated revenue of approximately $35 million from the sale of cold-rolled stainless steel products in the three months ended March 31, 2008, however, in the quarter ended March 31, 2009, all cold-rolled steel manufactured by Jiangsu Cold-Rolled was used for our own production of HDG Steel products.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2009 decreased $23.6 million, or 14.0%, to $145.3 million from $168.9 million for the same period last year.  Such decrease was mainly due to the significant decrease in per unit sale price of our products.

Cost of Revenue. Our cost of revenue decreased $57.0 million, or 20.5%, to $220.9 million for the nine months ended March 31, 2009, from $277.9 million for the same period last year.  This dollar decrease was mainly due to the decrease in the cost of steel, our main raw material, in the three months ended March 31, 2009.  As a percentage of revenue, the cost of revenue decreased to 88.7% for the nine months ended March 31, 2008 from 88.9% for the same period last year.

Gross Profit.  Our gross profit decreased $6.4 million to $28.2 million for the nine months ended March 31, 2009, from $34.6 million for the same period last year.  However, gross profit as a percentage of revenue (gross margin) increased to 11.3% for the nine months ended March 31, 2009, as compared to 11.1% for the same period last year.  Such gross margin increase was mainly due to the decrease in revenue, which more than offset the decrease in the price of steel, as discussed above.

Gross margin for Changshu Huaye decreased to 13.5% for the nine months ended March 31, 2009, from 13.7% for the same period last year, which was primarily attributable to the weak economic condition leads to relative small orders and higher cost..

Gross margins for Jiangsu Cold-Rolled increased to 5.4% for the nine months ended March 31, 2009 from 4.1% for the same period last year.  As stated above, in the three months ended March 31, 2008, we generated revenue of approximately $35.0 million from the sale of cold-rolled stainless steel which had a gross margin lower than our regular AP Steel and cold-rolled steel products.  However, in the quarter ended March 31, 2009, all cold-rolled steel manufactured by Jiangsu Cold-Rolled was used for our own production of HDG Steel products.

Total Operating Expenses.  Our total operating expenses decreased $2.4 million to $5.1 million for the nine months ended March 31, 2009 from $7.5 million for the same period last year.  As a percentage of revenue, our total operating expenses decreased to 2.0% for the nine months ended March 31, 2009 from 2.4% for the same period last year.

General and Administrative Expenses.  Our general and administrative expenses decreased $1.9 million to $3.4 million for the nine months ended March 31, 2009 from $5.4 million for the same period last year.  As a percentage of revenue, general and administrative expenses decreased to 1.4% for the nine months ended March 31, 2009 from 1.7% for the same period last year.  Both the dollar amount and percentage decrease were mainly attributable to an approximately $2.5 million decrease of bad debt reserve in the nine months ended March 31, 2009 as compared to that in the same period last year.

Selling Expenses.  Our selling expenses decreased $0.4 million to $1.7 million for the nine months ended March 31, 2009 from $2.1 million for the same period last year.  As a percentage of revenue, our selling expenses decreased to 0.7% for the nine months ended March 31, 2009 from 0.7 % for the same period last year.

Interest Expense. Our interest expense increased $0.6 million to $4.6 million for the nine months ended March 31, 2009, from $3.9 million for the same period last year.  As a percentage of revenue, our interest expenses increased to 1.8% for the nine months ended March 31, 2009, from 1.3% for the same period last year, We have a $42.4 million increase in the balance of our outstanding bank loans and the basic commercial banking lending rate decreased by 1.7 % as compared to the same period last year.

Provision for Income Taxes. We incurred income tax expense of $2.2 million and $2.6 million during the nine months ended March 31, 2009 and 2008, respectively.  Such decrease was primarily attributable to the decrease of our income which offset the increased tax rate of Changshu Huaye.

Net Income. Net income, without including the foreign currency translation adjustment, decreased $3.5 million, or 16.5%, to $17.6 million for the nine months ended March 31, 2009 from $21.1 million for the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents (excluding restricted cash) of $25.7 million and restricted cash of $58.0 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Our major sources of liquidity for the 2008 and 2007 financial years were borrowings through short-term bank and private loans and the issuance of our capital stock.  For the years ended June 30, 2008, operating activities used $35.0 million of cash; therefore, external sources of cash flows have been required and will likely continue to be required. At March 31, 2009, our cash flow from operations was $54.3 million and our total indebtedness under existing short-term loans was $108.3 million and our long-term notes payable to our principal shareholders totaled $0.

Short-term bank and private loans are likely to continue to be our key sources of liquidity for the foreseeable future, although in the future we may decide to raise additional capital by issuing shares of our capital stock in an equity financing.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic crisis, increased competition, decreases in the availability, or increases in the cost, of raw materials, unexpected equipment failures, or regulatory changes.  Please see the section entitled “Risk Factors” for a more complete description of risks affecting our business, liquidity, working capital and financial results.

A portion of our operations is funded through short-term bank loans.  As these loans become due, we may repay them in full at maturity or elect to refinance them.  We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, and potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

Our liquidity and working capital may also be affected by the substantial amount of our outstanding short-term loans, which represent our primary source of financing in China.  Depending on the level of cash used in our operating activities and the level of our indebtedness,  (i) it may become more difficult for us to satisfy our existing or future liabilities or obligations, which could in turn result in an event of default on such obligations, (ii) we may have to dedicate a substantial portion of our cash flows from borrowings to our operating activities and to debt service payments, thereby reducing the availability of cash for working capital and capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may become impaired, (iv) our ability to withstand a downturn in our business, the industry in which we operate or the economy generally may be diminished, (v) we may experience limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, (vi) we may find ourselves at a competitive disadvantage compared to competitors that have comparatively less debt.  If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us default on our debt service obligations and be subject to foreclosure on such loans.  Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.  See also the discussion in Part II, Item 1A “Risk Factors.”

As some of our loans become due, we may elect to refinance, rather than repay, the indebtedness. However, there is no assurance that additional financing will become available on terms acceptable to us. We believe that we will have the ability to refinance our indebtedness when and if we elect to do so. While we currently are not in a position to know the terms of such refinancing, we expect to refinance our indebtedness at prevailing market rates on prevailing market terms.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

(Unaudited)	Nine Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$54,317	$11,739
Net cash (used in) investing activities	(12,654)	(19,409)
Net cash provided by (used in) financing activities	(27,800)	3,253

Effect of foreign currency translation on cash and cash equivalents	47	477

Net changes in cash	$13,910	$(3,938)

Operating Activities

Net cash provided by operating activities was $54.3 million for the nine months ended March 31, 2009, an increase of $42.6 million from $11.7 million net cash provided by operating activities for the same period last year.  Such increase of net cash provided by operating activities was primarily attributable to a $602,513 decrease in prepayment to suppliers and a raw material inventory decrease of $14.5 million.  Due to the recent fluctuation in the price of steel, we made a strategic decision to decrease our raw material inventory through the reduction of purchase orders issued to our suppliers. The goal of this inventory reduction is to increase inventory turn over rate to reduce obsolescence in inventory and to reduce risk in view of the current global economic crisis. As a result of the reduction in inventory, our cash outflow decreased by $10.0 million.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the nine months ended March 31, 2009 was $12.7 million, which is a decrease of $6.8 million from $19.4 million net cash used in investing activities for the same period in 2008. Such increase in net cash provided by investing activities was mainly due to a $14.9 million decrease of restricted cash.  We increased short-term bank loans in the nine month period ended March 31, 2009 and reduced the total amount of bankers’ acceptance bills.  As a result, we had less restricted cash deposited in banks as deposits for the acceptance bills.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2009 totaled $(27.8) million as compared to $3.3 million net cash provided by financing activities for the same period last year.  The decrease of cash provided by financing activities was mainly attributable to a $87.6 million increase of payments on notes payable which offset a $56.2 million increase in proceeds from issuance of notes payable.  We made a strategic decision to utilize the more convenient and flexible short-term loans to finance our operations and reduce the total amount of bankers’ acceptance bills.

Loan Facilities

We believe we currently maintain a good business relationship with many banks.  As of March 31, 2009, the amount and starting and maturity dates for our bank loans are as follows.

(All amounts in million of U.S. dollars)

Banks and Lenders	Amounts*		Maturity Date	Term of Loan	Guarantor**
Changshu Rural Commercial Bank	3.21		28-Nov-08	30-Apr-09	None
Changshu Rural Commercial Bank	1.75		11-Feb-09	06-Aug-09	None
Changshu Rural Commercial Bank	3.36		25-Mar-09	23-Sep-09	None
China Industry and Commerce Bank, Changshu Branch	1.46		14-Apr-08	13-Apr-09	None
China Industry and Commerce Bank, Changshu Branch	1.46		16-May-08	15-May-09	None
China Industry and Commerce Bank, Changshu Branch	1.46		21-May-08	20-May-09	None
China Communication Bank, Changshu Branch	2.92		08-Dec-08	25-May-09	Shanghai HUaye
The Agricultural Bank of China, Changshu Branch	2.19		27-Nov-08	26-May-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.19		15-Dec-08	18-May-09	Shanghai Huaye/ Changshu Huaye
Bank of China, Changshu Branch	1.75		13-Feb-09	13-Aug-09	Shanghai Huaye/ Changshu Huaye
China Industry and Commerce Bank, Changshu Branch	2.92		27-Nov-08	25-May-09	Shanghai Huaye/ Changshu Huaye
China Industry and Commerce Bank, Changshu Branch	1.46		29-Dec-08	28-Dec-09	Shanghai Huaye/ Changshu Huaye
China Industry and Commerce Bank, Changshu Branch	2.92		27-Feb-09	26-Feb-10	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	17.53		07-Oct-08	07-Apr-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	9.64		17-Nov-08	16-May-09	None
The Agricultural Bank of China, Changshu Branch	1.46		25-Nov-08	18-May-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	1.46		05-Dec-08	04-Jun-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	1.90		05-Feb-09	04-Aug-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.30		20-Feb-09	29-Aug-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.53		03-Mar-09	16-Jul-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.84		27-Mar-09	26-Sep-09	Shanghai Huaye/ Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.84		28-Mar-09	27-Sep-09	Shanghai Huaye/ Changshu Huaye
Bank of China, Changshu Branch	1.31		17-Feb-09	17-Aug-09	None
Bank of China, Changshu Branch	1.31		17-Feb-09	17-Aug-09	None
Bank of China, Changshu Branch	1.31		17-Feb-09	17-Aug-09	None
Bank of China, Changshu Branch	1.31		17-Feb-09	17-Aug-09	None
The Agricultural Bank of China, Changshu Branch	1.46		26-Feb-09	26-Aug-09	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.46		26-Feb-09	26-Aug-09	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	0.88		26-Feb-09	26-Aug-09	Shanghai Huaye
Changshu Rural Commercial Bank	1.17		03-Mar-09	03-Sep-09	None
Changshu Rural Commercial Bank	1.17		03-Mar-09	03-Sep-09	None
Chen Lifang	1.31		15-May-08	15-May-09	None
Chen Lifang	2.60		01-Jul-08	01-Jul-09	None
Chen Lifang	1.33	***	Non fixed period	Non stated period	None
Chen Lifang	7.10		20-Dec-07	20-Dec-09	None
Lin Guihua	2.87		20-Nov-08	20-Nov-11	None
TOTAL	111.19

* Calculated on the basis that $1 = RMB 6.8456
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.
*** This loan is payable on demand.

The loan agreements with banks contain debt covenants that require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at March 31, 2009.

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

We use the following metrics to determine our allowance for doubtful accounts in respect of our accounts receivable:

Term of Outstanding Accounts Receivable	Percentage of Account Receivable Included in Allowance for Doubtful Accounts
1-30 days	0.0%
31-90 days	7.5%
91-180 days	15.0%
181-360 days	30.0%
1-2 years	60.0%
Over 2 years	100.0%

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements.  We do not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  We have not yet determined the effect on our consolidated financial statements, if any, that will occur upon adoption of EITF 08-5.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”).  FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008.  The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material impact on our financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below.

Changes in Internal Control over Financial Reporting.
In our annual report on Form 10-K for the year ended June 30, 2008, together with our outside consultant, we determined we had material weaknesses in our controls over financial reporting. The material weaknesses arise from the absence of a financial reporting manager or other specialist employed by the Company on a full-time basis who is experienced in application of U.S. generally accepted accounting principles (“U.S. GAAP”) and (ii) weakness relating to the Company’s ability to correctly make necessary adjustments to its financial statements in accordance with U.S. GAAP in order to avoid the need for further adjustments. Since that time, we have, with the assistance of outside consultants, continued to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring staff, (ii) implementing expanded policies and procedures over financial reporting, (iii) instituting expanded training of management and staff responsible for financial transactions and records and (iv) establishing and staffing an internal audit function.  We have hired an accounting manager who has a background in accounting under U.S. GAAP. In addition, management, under the supervision of the Audit Committeee, has undertaken to prepare annual budgets. Management prepares a budget quarterly, based on prevailing and anticipated utilization, production capacity and market prices for our products and substitutes of our products, and submits each budget to the Audit Committee for review and approval. However, as of March 31, 2009, we believe that our ongoing efforts to train additional staff and implement expanded policies, procedures and controls are not yet complete.  Accordingly, we cannot provide our constituents with reasonable assurance that the material weakness in the financial closing and reporting process has been remediated.

Management remains committed to improving its internal controls and will continue to work to put effective controls in place.  .

Other than described above, no change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 In addition to factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2008, our level of indebtedness poses material risks to our business operations and financial condition. Our level of indebtedness may make it more difficult for us to fulfill all of our debt obligations and may reduce the amount of cash available for maintaining and growing our operations, which could have an adverse effect on our revenues. Our total debt under existing loans to the Company as of March 31, 2009 was $111.1 million.

This substantial indebtedness could impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt.  If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us default on our debt service obligations and be subject to foreclosure on such loans.  Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.