Form 10-K/A
period 2008-06-30
Sutor Technology Group LTD
filed 2009-07-08
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

(86) 512-52680988
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001	NASDAQ Capital Market

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 of Sutor Technology Group Limited (the “ Company ”) is being filed to (i) amend Item 1A by adding a risk factor related to our business, (ii) amend the discussion under the section “Liquidity and Capital Resources” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) amend the disclosure in Item 9A – Controls and Procedures, (iv) amend the disclosure under Item 11 – Executive Compensation, (v) amend the disclosure under Item 13 – Certain Relationships and Related Party Transactions and Director Independence, (vi) amending the consolidated balance sheets, statements of cash flows and notes 1, 6 and 7 to the financial statements, and (v) amending the exhibit index, all in response to SEC comments.

PART I

ITEM 1A.        RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our level of indebtedness may make it more difficult for us to fulfill all of our debt obligations and may reduce the amount of cash available for maintaining and growing our operations, which could have an adverse effect on our revenues.

Our total debt under existing loans to the Company as of June 30, 2008 was $163.75 million. This substantial indebtedness could impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us to default on our debt service obligations and be subject to foreclosure on such loans. Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Our major sources of liquidity for the 2008 and 2007 financial years were borrowings through short-term bank and private loans and the issuance of our capital stock. For the years ended June 30, 2008 and 2007, our operating activities used $34,969,414 and $28,556,487 of cash; therefore external sources of cash flows have been required and will likely continue to be required. At June 30, 2008, our total indebtedness under existing short-term loans was $129,192,870, our short-term notes payable to related parties was $1,311,510, and our long-term notes payable to related parties totaled $7,099,998.

Short-term bank and private loans are likely to continue to be our key sources of liquidity for the foreseeable future, although in the future we may decide to raise additional capital by issuing shares of our capital stock in an equity financing.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic crisis, increased competition, decreases in the availability, or increases in the cost, of raw materials, unexpected equipment failures, or regulatory changes. Please see section entitled “Risk Factors” for a more complete description of risks affecting our business, liquidity, working capital and financial results.

A portion of our operations is funded through short-term bank loans. As these loans become due, we may repay them in full at maturity or elect to refinance them. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

Our liquidity and working capital may also be affected by the substantial amount of our outstanding short-term loans, which represent our primary source of financing in China. Depending on the level of cash used in our operating activities and the level of our indebtedness, (i) it may become more difficult for us to satisfy our existing or future liabilities or obligations, which could in turn result in an event of default on such obligations, (ii) we may have to dedicate a substantial portion of our cash flows from borrowings to our operating activities and to debt service payments, thereby reducing the availability of cash for working capital and capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may become impaired, (iv) our ability to withstand a downturn in our business, the industry in which we operate or the economy generally may be diminished, (v) we may experience limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate (vi)we may find ourselves at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us default on our debt service obligations and be subject to foreclosure on such loans. Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

As some of our loans become due, we may elect to refinance, rather than repay, the indebtedness. However, there is no assurance that additional financing will become available on terms acceptable to us. We believe that we will have the ability to refinance our indebtedness when and if we elect to do so. While we currently are not in a position to know the terms of such refinancing, we expect to refinance our indebtedness at prevailing market rates and on prevailing market terms.

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

(All amounts in million of U.S. dollars)

Banks	Amounts*	Starting Date	Maturity Date	Guarantor**
China Agriculture Bank Changshu Branch	$1.43	February 1, 2008	August 1, 2008	None
China Industry and Commerce Bank Changshu Branch	2.91	March 10, 2008	September 9, 2008	None
China Agriculture Bank Changshu Branch	1.46	May 20, 2008	November 20, 2008	None
China Agriculture Bank Changshu Branch	0.73	June 27, 2008	December 27, 2008	None
Bank of Jiangsu Xuzhou Branch	11.64	January 11, 2008	July 11, 2008	Shanghai Huaye
China Agriculture Bank Changshu Branch	0.29	January 24, 2008	July 24, 2008	None
China Industry and Commerce Bank Changshu Branch	1.75	February 27, 2008	August 26, 2008	None
China Industry and Commerce Bank Changshu Branch	2.18	March 20, 2008	September 19, 2008	None
China Construction Bank Changshu Branch	8.73	April 2, 2008	October 2, 2008	Shanghai Huaye
Changshu Rural Commercial Bank	1.46	April 14, 2008	October 14, 2008	None
Ever Growing Bank Nanjing Branch	7.28	April 17, 2008	October 17, 2008	Shanghai Huaye
Ever Growing Bank Nanjing Branch	8.73	April 22, 2008	October 22, 2008	Shanghai Huaye
China Agriculture Bank Changshu Branch	1.02	April 30, 2008	October 30, 2008	None
China Agriculture Bank Changshu Branch	4.37	May 26, 2008	November 26, 2008	None
Changshu Rural Commercial Bank	6.40	May 27, 2008	November 27, 2008	Shanghai Huaye
China Agriculture Bank Changshu Branch	0.73	June 5, 2008	December 5, 2008	None
China Agriculture Bank Changshu Branch	4.37	June 10, 2008	December 10, 2008	None
China Citic Bank Wuxi Branch	2.91	August 3, 2007	August 3, 2008	Shanghai Huaye
Bank of Jiangsu Nantong Branch	2.91	August 8, 2007	August 7, 2008	Shanghai Huaye
Bank of China Changshu Branch	1.75	March 12, 2008	September 10, 2008	Shanghai Huaye
Changshu Rural Commercial Bank	1.75	March 20, 2008	September 19, 2008	None
Changshu Rural Commercial Bank	0.73	April 14, 2008	October 13, 2008	None
Changshu Rural Commercial Bank	2.62	April 14, 2008	October 13, 2008	None
China Industry and Commerce Bank Changshu Branch	1.46	April 7, 2008	April 6, 2009	None
China Industry and Commerce Bank Changshu Branch	1.46	April 14, 2008	April 13, 2009	None
China Industry and Commerce Bank Changshu Branch	1.46	May 21, 2008	May 20, 2009	None
Bank of Communications Changshu Branch	2.91	May 30, 2008	November 25, 2008	Shanghai Huaye
China Agriculture Bank Changshu Branch	1.89	February 18, 2008	August 17, 2008	None
China Agriculture Bank Changshu Branch	11.79	March 4, 2008	September 3, 2008	Shanghai Huaye
China Agriculture Bank Changshu Branch	2.91	May 16, 2008	November 15, 2008	Shanghai Huaye/ Changshu Huaye
China Agriculture Bank Changshu Branch	4.37	May 19, 2008	November 18, 2008	Shanghai Huaye/ Changshu Huaye
China Agriculture Bank Changshu Branch	4.37	May 22, 2008	November 21, 2008	Shanghai Huaye/ Changshu Huaye
China Agriculture Bank Changshu Branch	2.91	May 30, 2008	November 29, 2008	Shanghai Huaye/ Changshu Huaye
China Agriculture Bank Changshu Branch	4.37	June 6, 2008	December 5, 2008	Shanghai Huaye/ Changshu Huaye
China Agriculture Bank Changshu Branch	9.60	June 18, 2008	December 17, 2008	Shanghai Huaye/ Changshu Huaye
China Agriculture Bank Changshu Branch	1.46	June 30, 2008	December 28, 2008	Shanghai Huaye/ Changshu Huaye
Chen Lifang	1.31	May 15, 2008	May 15, 2009	None
Chen Lifang	7.10	December 20, 2007	December 20, 2000	None
Total	$137.60

*Calculated on the basis that $1 = RMB 6.87180
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at June 30, 2008.

Our material capital expenditure requirements for fiscal year 2009 are approximately $20 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $20 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. In the coming 12 months, we have approximately $129.2 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Functional Currency and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Yuan Renminbi ( “RMB” ); however, the accompanying consolidated financial statements have been expressed in United States Dollars ( “USD” ). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company ’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

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

As discussed in Note 7 to the consolidated financial statements included elsewhere in this annual report , the Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. These handling fees have been classified as selling expenses in the statement of operations.

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

	For the Years Ended June 30,
	2008	2007	2006
Net income	$31,135,970	$20,520,391	$11,528,200
Weighted-average common shares outstanding	37,955,602	4,181,750	-
Effect of participating convertible Series A and Series B preferred stock	-	30,418,273	29,373,303
Weighted-average basic and dilutive common shares Outstanding	37,955,602	34,600,023	29,373,303

Basic and Diluted Earnings per Common Share	$0.82	$0.59	$0.39

The following table discloses the metrics by which we determine our allowance for doubtful accounts in respect of our accounts receivable:

Percentage of Account Receivable Included in Allowance for
Term of Outstanding Accounts Receivable	Doubtful Accounts
1-30 days	0.0%
31-90 days	7.5%
91-180 days	15.0%
181-360 days	30.0%
1-2 years	60.0%
Over 2 years	100.0%

ITEM 9A.        CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

Although the Company is not required to have the auditor attestation until June 30, 2010, the Company hired an outside consultant to assist with the evaluation of the Company’s internal controls in effect for fiscal year 2008 and to develop a test plan by which the Company would be able to determine whether the internal controls functioned appropriately and to assist with the implementation of the test plan to determine the effectiveness of the controls. Together with the outside consultant, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2008 was not effective. Management identified the following material weaknesses as of June 30, 2008:

•	The absence of a financial reporting manager or other specialist employed by the Company on a full-time basis who is experienced in application of U.S. GAAP
•	Weakness relating to the Company’s ability to correctly make necessary adjustments to its financial statements in accordance with U.S. GAAP in order to avoid the need for further adjustments.

Material audit adjustments, resulted from the difference between Chinese generally accepted accounting principles and U.S. GAAP, were made to reclassify related party revenues, related party notes payable, related party selling expenses and construction in progress, to record audit adjustments from the prior year, to record unrecorded liabilities and to adjust the allowance account for advances to supplies. The audit adjustments were material to the financial statements.

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

Additionally, on February 4, 2008, we entered into Indemnification Agreements with each of Messrs. Mudd, Shao and Li, our independent directors. Under the terms of these Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company as permitted under applicable state law.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal year ended June 30, 2007, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the end of the fiscal years ended June 30, 2007 and 2008 ($2,271,172), and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•
We paid off a note payable to Shanghai Huaye, which is 100% owned by our CEO Ms. Lifang Chen and her husband Feng Gao, in the amount of $2.33 million in August 2007. The note was incurred by the Company in the normal course of business and was non-interesting bearing.

•
We sell our products to and buy raw materials from various companies which are owned or controlled by our principal shareholders. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. These transactions are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2007	Fiscal 2008
Changshu Diemate Steel Processing Co. Ltd.	Sale of products by Sutor	$4,678,204	$1,453,409
Chengdu Pusidun Steel Trade Co., Ltd.	Sale of products by Sutor	573,674	-
Guangzhou Huaye Steel Processing Co. Ltd.	Sale of products by Sutor	1,669,342	3,022,387
Hangzhou Nanye Material Co. Ltd.	Sale of products by Sutor	-	668,702
Hangzhou Xiaoshan Southern Industry Co., Ltd.	Sale of products by Sutor	1,098,956	-
Huaye (H.K.) Intl Group Co. Ltd.	Sale of products by Sutor	24,643,872	-
Nanjing Huye Iron & Steel Trading Co., Ltd.	Sale of products by Sutor	349,985	-
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Sutor	1,880,394	1,690,847
Qingdao Beiye Iron and Steel Trade Co., Ltd.	Sale of products by Sutor	214,510
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Sutor	6,913,643	12,477,142
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Sutor	101,915,699	159,050,906
Tianjin Huaye Weiye Steel Trade Co., Ltd.	Sale of products by Sutor	4,245,905	-
Wuxi Haide Steel Processing Co., Ltd.	Sale of products by Sutor	3,303,600	997,836
Wuxi Huaye Material Co., Ltd.	Sale of products by Sutor	502,459	-
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Sutor	2,361,227	1,492,766

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

•
On December 20, 2007, Ms. Chen loaned our Company $7.1 million to be used for working capital purposes. The loan is for a period of 24 months and carries an interest rate of 5%. On May 15, 2008, Ms. Chen loaned our Company $1.3 million to be used for working capital. The loan is for a period of one year and carries no interest.

•
Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under the section “Liquidity and Capital Resources” under Item 7. We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

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

Date: July 8, 2009

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

Signature	Capacity	Date

/s/ Lifang Chen	Chief Executive Officer (Principal Executive	July 8, 2009
Lifang Chen	Officer)

/s/ Yongfei Jiang	Chief Financial Officer (Principal Financial Officer	July 8, 2009
Yongfei Jiang	and Principal Accounting Officer)

/s/ Carl Mudd
Carl Mudd	Director	July 8, 2009

/s/ Guoyou Shao
Guoyou Shao	Director	July 8, 2009

/s/ Xinchuang Li
Xinchuang Li	Director	July 8, 2009

EXHIBITS

Exhibit No.	Description

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

10.19
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Liuhua Guo. [Incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

10.20
Employment Agreement, dated July 10, 2007, by and between Sutor Steel Technology Co., Ltd. and Xun Zhang. [Incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 filed on July 13, 2007]

10.21
Loan Agreement, dated December 20, 2007, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1, filed January 28, 2008, in Commission file no. 333-148898.]

10.22
Loan Agreement, dated May 15, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation) [Incorporated by reference to Exhibit 99.1 to the registrant’s periodic report on Form 10-Q for the quarter ended September 30, 2008.]

10.23
Loan Agreement, dated July 1, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation) [Incorporated by reference to Exhibit 99.2 to the registrant’s periodic report on Form 10-Q for the quarter ended September 30, 2008.]

10.24
Sutor Technology Group Limited Independent Director’s Contract, dated as of February 4, 2008, by and between Sutor Technology Group Limited and A. Carl Mudd [Incorporated by reference to Exhibit 10.1 to the registrant current report on Form 8-K filed on February 8, 2008]

10.25
Sutor Technology Group Limited Independent Director’s Contract, dated as of February 4, 2008, by and between Sutor Technology Group Limited and Guoyou Shao [Incorporated by reference to Exhibit 10.2 to the registrant current report on Form 8-K filed on February 8, 2008]

10.26
Sutor Technology Group Limited Independent Director’s Contract, dated as of February 4, 2008, by and between Sutor Technology Group Limited and Xinchuang Li [Incorporated by reference to Exhibit 10.3 to the registrant current report on Form 8-K filed on February 8, 2008]

10.27
Indemnification Agreement, dated as of February 4, 2008, by and between Sutor Technology Group Limited and A. Carl Mudd [Incorporated by reference to Exhibit 10.4 to the registrant current report on Form 8-K filed on February 8, 2008]

10.28
Indemnification Agreement, dated as of February 4, 2008, by and between Sutor Technology Group Limited and Guoyou Shao [Incorporated by reference to Exhibit 10.5 to the registrant current report on Form 8-K filed on February 8, 2008]

10.29
Indemnification Agreement, dated as of February 4, 2008, by and between Sutor Technology Group Limited and Xinchuang Li [Incorporated by reference to Exhibit 10.6 to the registrant current report on Form 8-K filed on February 8, 2008]

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on February 2, 2007]

24	Power of Attorney (included on the signature page of this annual report).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the effects of correcting the classification of notes payable as of June 30, 2008.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 19, 2008, except for Note 1 regarding the restatement of financial statements, as to which the date is July 2, 2009

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,806,101	$8,832,942
Restricted cash	59,489,508	27,799,475
Trade accounts receivable, net of allowance for doubtful accounts of $70,653 and $2,947, respectively	6,268,858	14,768,954
Other receivables	100,271	44,226
Advances to suppliers, related parties	76,118,544	-
Advances to suppliers, net of allowance of $1,472,828 and $499,842, respectively	28,035,815	32,791,928
Inventory	51,315,521	22,703,304
Notes receivable	130,970	203,546
Deferred taxes	288,976	-
Total Current Assets	233,554,564	107,144,375
Property and Equipment, net of accumulated depreciation of $12,019,445 and $6,726,756, respectively	59,736,612	47,571,353
Intangible Assets, net of accumulated amortization of $285,888 and $188,132, respectively	3,238,931	2,988,589
TOTAL ASSETS	$296,530,107	$157,704,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,003,898	$3,916,596
Advances from customers	16,871,618	8,414,629
Other payables and accrued expenses	3,265,860	2,707,473
Short-term notes payable	129,192,870	50,954,916
Short-term notes payable - related party	1,311,510	2,325,802
Total Current Liabilities	156,645,756	68,319,416
Long-Term Notes Payable - Related Party	7,099,998	-
Total Liabilites	163,745,754	68,319,416

Minority Interest in Net Assets of Subsidiary	34,697	32,812
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	7,748,269
Retained earnings	65,772,975	39,475,731
Accumulated other comprehensive income	17,181,567	4,919,970
Total Stockholders' Equity	132,749,656	89,352,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,530,107	$157,704,317

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$31,135,970	$20,520,391	$11,528,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,384,418	2,708,805	1,836,727
Minority interest in loss of consolidated subsidiary	1,885	(3,395)	(24,514)
Deferred income taxes	(272,375)	-	-
Stock based compensation	-	528,077	-
Gain on sale of property and equipment	(2,844)	-	-
Changes in current assets and liabilities:
Trade accounts receivable, net	9,537,171	(13,596,643)	(694,786)
Other receivables, net	(48,258)	(41,539)	62,895
Advances to suppliers	7,869,743	(20,747,998)	355,095
Inventories	(24,623,639)	(9,075,799)	4,236,357
Accounts payable	1,562,872	395,630	(5,429,417)
Advances from customers	7,102,064	490,208	7,140,491
Other payables and accrued expenses	257,455	802,466	856,622
Related party receivables or payables	(71,873,877)	(10,536,690)	10,625,951
Net Cash Provided by (Used in) Operating Activities	(34,969,415)	(28,556,487)	30,493,621

Cash Flows from Investing Activities:
Changes in notes receivable	89,430	(126,402)	(69,593)
Purchase of property and equipment, net of value added tax refunds received	(10,872,302)	(8,850,305)	(18,963,778)
Proceeds from sale of property and equipment	10,369	-	-
Purchase of land use rights	-	(198,301)	167,530
Net change in restricted cash	(26,998,292)	5,607,772	(9,573,358)
Net Cash Used in Investing Activities	(37,770,795)	(3,567,236)	(28,439,199)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	160,238,315	136,558,731	22,210,230
Payments on notes payable	(91,833,084)	(112,004,593)	(15,037,160)
Proceeds from issuance of Series B preferred stock	-	33,130,712	1,999,668
Proceeds from issuance of notes payable - related party	8,411,508	-	-
Payments on notes payable - related party	(2,244,164)	-	-
Payments on long-term debt	-	(2,554,598)	(6,187,169)
Capital distribution to shareholders	-	(21,036,767)	-
Net Cash Provided by Financing Activities	74,572,575	34,093,485	2,985,569

Effect of Exchange Rate Changes on Cash	1,140,794	328,687	(63,894)

Net Change in Cash	2,973,159	2,298,449	4,976,097
Cash and Cash Equivalents at Beginning of Year	8,832,942	6,534,493	1,558,396
Cash and Cash Equivalents at End of Year	$11,806,101	$8,832,942	$6,534,493

Supplemental Cash Flow Information
Cash paid during the period for interest	$5,952,002	$2,258,425	$923,673
Cash paid during the period for taxes	$3,746,316	$2,436,656	$156,991

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

Restatement of Financial Statements – During June 2009, the Company concluded that a short-term note payable to a related party had been classified with short-term notes payable. As a result, the June 30, 2008 consolidated financial statements needed to be revised to correct an overstatement of short-term notes payable and an understatement of short-term notes payable - related party in the amount of $1,311,510. The correction of these balances had no effect on the previously reported net income. The effects of the restatements were as follows:

	As Previously Reported	Effect of Restatement	As Restated
Consolidated Balance Sheet As of June 30, 2008
Short-term notes payable	$130,504,380	$(1,311,510)	$129,192,870
Short-term notes payable - related party	-	1,311,510	1,311,510
Total Current Liabilities	156,645,756	-	156,645,756
Total Liabilities	163,745,754	-	163,745,754

Consolidated Statement of Cash Flows
For the year ended June 30, 2008
Proceeds from issuance of notes payable	$161,549,825	$(1,311,510)	$160,238,315
Proceeds from issuance of notes payable - related party	7,099,998	1,311,510	8,411,508
Net Cash Provided by Financing Activities	74,572,575	-	74,572,575
Net Change in Cash	2,973,159	-	2,973,159

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt. All short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related party as of the dates presented:

Short-term notes were comprised of the following:

	Maturity Date	June 30, 2008	June 30, 2007
Short-term notes payable, no interest rate, secured by cash deposits, guaranteed by related parties	12/27/2008	$65,455,921	$24,724,719
Note payable at 6.39% interest, secured by inventory	matured	-	5,246,039
Note payable at 6.84% interest, guaranteed by related party	8/7/2008	2,910,446	-
Note payable at 7.52% interest, guaranteed by related party	8/3/2008	2,910,446	-
Note payable at 6.57% interest, secured by property	9/19/2008	1,746,267	-
Note payable at 6.57% interest, secured by property	10/13/2008	3,347,012	-
Note payable at 6.57% interest, secured by related party	9/3/2008	11,787,305	-
Note payable at 8.22% interest, secured by inventory	5/20/2009	4,509,381	-
Note payable at 6.90% interest, secured by inventory	9/10/2008	1,746,267	-
Note payable at 6.57% interest, secured by related party	11/25/2008	2,910,446	-
Note payable at 6.57% interest, secured by related party	8/17/2008	1,891,790	-
Note payable at 6.57% interest, secured by related party	12/5/2008	18,917,896	-
Note payable at 6.90% interest, secured by property	12/28/2008	11,059,693	-
Note payable at 6.12% interest, secured by inventory	matured	-	1,311,510
Note payable at 6.39% interest, secured by inventory	matured	-	2,623,020
Note payable at 6.23% interest, guaranteed by related party	matured	-	3,672,227
Note payable at 7.25% interest, guaranteed by related party	matured	-	1,573,812
Note payable at 5.58% interest, secured by inventory	matured	-	2,623,020
Note payable at 6.25% interest, guaranteed by related party	matured	-	2,623,020
Note payable at 5.75% interest, guaranteed by related party	matured	-	6,557,549
Total Short-Term Notes Payable		$129,192,870	$50,954,916

Note payable to related party, no interest rate	5/15/2009	$1,311,510	$—
Notes payable to related parties no interest rate, secured by cash deposits	matured	-	2,325,802
		$1,311,510	$2,325,802

Long-term notes were comprised of the following:

	Maturity Date	June 30, 2008	June 30, 2007
Long-term notes payable to related party at 5.00% interest, unsecured - See Note 7	12/20/2009	$7,099,998	$-
Total long-term debt		$7,099,998	$-

The Company has notes payable that indicate that they have a zero interest rate. The Company intends to repay these notes as they mature. Interest-free loans are common in China; therefore, the company does not impute interest on these loans.

The Company’s debt agreements contain debt covenants which require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at June 30, 2008.

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

During May 2008, Ms. Chen loaned the company $1.31 million. The note is due on demand and bears no interest and is included in the accompanying balance sheet at June 30, 2008 under the caption short-term notes payable – related party.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months, carries an interest rate of 5% and is included in the accompanying balance sheet at June 30, 2008 under the caption “long term notes payable – related party.”

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