Form 10-K
period 2009-06-30
Sutor Technology Group LTD
filed 2009-09-25
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009

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

(86) 512-52680988

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.0001 par value	The Nasdaq Stock Market LLC
(Nasdaq Capital Market)

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
Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

At December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares as reported on the Nasdaq Capital Market) was approximately $17.6 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 25, 2009, there were 37,955,602 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

SUTOR TECHNOLOGY GROUP LIMITED
FORM 10-K
For the Fiscal Year Ended June 30, 2009

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to: (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Sutor BVI” are to our subsidiary Sutor Steel Technology Co., Ltd., a British Virgin Islands corporation, and/or its operating subsidiaries, as the case may be; (iii) “Changshu Huaye” are to our subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Jiangsu Cold-Rolled” are to our subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a corporation incorporated in the People’s Republic of China of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao are 100% owners, and its subsidiaries; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (x) “China” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	Our heavy reliance on a single customer;
•	Downturns in the steel industry;
•	Competition and competitive factors in the markets in which we compete;
•	Increases in our raw material costs;
•	General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for the Company’s products and services; and
•	Changes in laws, rules and regulations governing the business community in China in general and the steel industry in particular.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the Security and Exchange Commission (the “SEC”). These reports attempt to advise investors and other interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.   BUSINESS

Overview

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG Steel”) and prepainted galvanized steel (“PPGI”), which comprised approximately 31.7% and 42.4% of our total revenue in fiscal year 2009, respectively. In addition, we produce acid pickled steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products. A large portion of our AP Steel and cold-rolled steel are used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China, with domestic sales accounting for 93.1% of our total revenue in fiscal year 2009. Our primary export markets are Europe, Middle East, South America, the United States, Southeast Asia and Hong Kong.

Through our manufacturing facilities located in Changshu, China, we currently have three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 700,000 metric tons (“MT”) for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steel and 250,000 MT for cold-rolled steel.

History and Corporate Structure

We were incorporated on May 1, 1997 in the State of Nevada under the name Bronze Marketing, Inc. and changed our name to Sutor Technology Group Limited effective March 6, 2007 as a result of our reverse acquisition of Sutor BVI in February 2007. From inception until December 31, 2002, we engaged in the business of providing inventory financing to facilitate the marketing and sale of bronze sculptures and other artwork. The business was not successful and we discontinued our active business operations as of December 31, 2002. From December 31, 2002 until the reverse acquisition of Sutor BVI on February 1, 2007, we engaged in no active business operations.

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

The following chart reflects our organizational structure as of the date of this annual report:

Segment Information

Our two operating segments are categorized according to our operating subsidiaries:

•	Changshu Huaye which manufactures and sells HDG Steel and PPGI products; and
•	Jiangsu Cold-Rolled which manufactures and sells HDG Steel, AP Steel and cold-rolled steel.

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

Our Products

Our current products include HDG Steel, PPGI, AP Steel and cold-rolled steel. HDG of cold-rolled steel and PPGI are primarily manufactured by Changshu Huaye and our AP Steel products, cold-rolled steel are manufactured by Jiangsu Cold-Rolled. Jiangsu Cold-Rolled added two new HDG Steel production lines and has started to manufacture HDG of both cold-rolled steel and hot-rolled steel since the end of September 2008. We were certified ISO 9001:2000 for our quality management system in 2005, ISO 14001:2004 for our environmental management system in 2008, and GD/T28001:2001 for our occupational health and safety management system in 2008.

The following table set forth sales and shipping information about our product mix in each of the last three years.

(All amounts, other than percentage, in millions of U.S. dollars)

	Year Ended June 30,
	2007		2008		2009
	Revenue	Percentage of Sales	Revenue	Percentage of Sales	Revenue	Percentage of Sales
HDG Steel	$150.8	49.7%	$118.2	28.3%	$108.3	31.7%
PPGI	96.9	31.9%	137.3	32.8%	144.8	42.4%
AP Steel	41.1	13.5	33.9	8.1%	49.1	14.4%
Cold-Rolled Steel	4.6	1.5	104.4	25.0%	30.3	8.9%
Other	10.1	3.3%	24.3	5.8%	9.0	2.6%
Total	303.4	100%	418.0	100%	341.5	100%

HDG Steel

Using a technology called hot-dip galvanizing, we manufacture corrosion-resistant and zinc-coated HDG Steel in different dimensions and using different materials and specifications requested by our customers. HDG Steel products are manufactured from steel substrate of cold-rolled or hot-rolled picked coils by applying zinc to the surface of the material to enhance its corrosion protection. HDG Steel products are principally used in the electrical household appliance and construction markets.

We produce not only common industrial specifications, but also extreme specifications that we believe only a few other large PRC state-owned steel manufacturers can produce. The following table compares our technical manufacturing capabilities for most of our products:

	Width (mm)	Thickness (mm)	Galvanized Layer Weight (g/m 2 )
Our Specification Scope	700-1250	0.18-1.5	70-280
Industrial Common Specification Scope	700-1250	0.3-1.2	100-180

We also are technologically capable of manufacturing more extreme specifications of up to 1300mm wide and 0.16mm thick HDG of cold-rolled steel. As a result, we maintain a competitive advantage in extreme specification technology in terms of thickness and the weight of the galvanized layer of our products. We have the flexibility to adjust production specifications to meet changes in market demand.

Sales of HDG Steel products to third parties amounted to approximately 116,300 MT in fiscal year 2009, representing approximately 31.7% of our total sales revenue. The remaining HDG Steel products, which represent a majority of our HDG Steel products, were used for our production of PPGI products. Currently, most of our HDG Steel products are manufactured by Changshu Huaye which produces only HDG of cold-rolled steel. Jiangsu Cold-Rolled added two new HDG Steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. These two new production lines became operational at the end of September 2008. The addition of the new production lines significantly expanded our production capacity of HDG Steel, which increased designed production capacity from 200,000 MT per year to 700,000 MT per year.

With the new production lines, we offer HDG of hot-rolled steel, which we believe is more cost-efficient than production of HDG of cold-rolled steel because production of HDG steel products occurs directly on hot-rolled steel and, therefore, avoids the procedure of cold rolling hot-rolled steel. HDG of hot-rolled steel is generally thicker than HDG of cold-rolled steel with a specification range of 1.5mm to 4.5mm in terms of thickness.

PPGI Products

PPGI products are typically made to order based on customer specifications. Our PPGI products’ specification generally ranges from 700mm to 1250mm in width and from 0.2mm to 1.2mm in thickness. Our PPGI products are used mostly in solar energy, appliances and construction materials. We produce our PPGI by color-coating on HDG of cold-rolled steel and then coating them in various colors, including ivory white, ocean blue, pink and any other color according to customer requirements. Our PPGI production line is equipped with the latest twice baking and coating technology, which together with indirect heating, enhances the color coated layers adhesion to the galvanized zinc layer.

Sales of PPGI products amounted to approximately 167,700 MT in fiscal year 2009, representing approximately 42.4% of our total sales revenue. Through our vertical integration strategy, we currently self-supply approximately 99.3% of HDG of cold-rolled steel to our PPGI production.

AP Steel

Our AP Steel production line became operative in September 2006. Acid pickling is a process that removes scales and oxides from the steel surface by pickling, cold rolling and annealing. AP Steel products are used mostly as a raw material for cold-rolled steel strip, HDG Steel, as well as components of automobile and manufacturing equipment. AP steel products come in several different dimensions and using different materials and different specifications.

Most of our AP Steel products are used for our own production of HDG Steel and full-hard cold-rolled steel. We also sell a small portion of our AP Steel products to the market. In fiscal year 2009, our sales of AP Steel products to third parties were approximately 92,400 MT, representing approximately 14.4% of our total revenue.

Full-Hard, Cold-rolled Steel Products

Our manufacturing of full-hard, cold-rolled steel products commenced in January 2007. Full-hard cold-rolled steel strips are treated in an annealing process and are used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use most of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. The remaining undergoes the annealing process and is sold to the market. Our sales of full-hard cold-rolled steel products to third parties amounted to approximately 44,900 MT in fiscal year 2009, representing approximately 8.9% of our revenue. In addition, approximately 87% of cold-rolled steel products were used for our own production.

Manufacturing

Our manufacturing facilities are located in Changshu, China. We currently have three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 700,000 MT for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steels and 250,000 MT for cold-rolled steel.

We utilize modern automated production technology which is strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye which supplied approximately 42.0% of our raw materials in fiscal year 2009. We believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 90.0% of total production cost in fiscal year 2009. We generally purchase steel coil after receiving orders from customers and are generally able to pass on increased cost to customers. We purchase steel strips from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounted for approximately 5.0% of our total production costs of HDG Steel in fiscal year 2009. We have established long-term relationships with several Chinese suppliers. We compare the prevailing domestic prices and choose the lower price and can generally pass price fluctuations onto customers. Zinc prices are closely guided by the London Metal Exchange quotation, are the most volatile among those of all of our raw materials.

Oil paint accounted for approximately 8% of the total production cost of PPGI products in fiscal year 2009. Currently, Nippon Paint (China) Co., Ltd. and Puli Chemical Co., Ltd. at Changzhou are our largest suppliers of oil paint. We are one of their largest customers and obtain what we believe are favorable pricing terms.

Our global sourcing network is designed to ensure the highest quality-to-price ratio of the raw materials we purchase. Our internal specialists collect Chinese domestic and global market information everyday and track domestic and global market price fluctuations closely, which allows us to react rapidly to any price change.

Customers

We sell most of our steel products to customers who operate in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries.

Approximately 44.2% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2009. We currently do not have a long-term written contract with Shanghai Huaye and plan to negotiate the terms of each transaction based on then current market condition. We believe such arrangement will afford us more flexibility and allow us to obtain more favorable price based on the changing market. We believe we have a good relationship with Shanghai Huaye and expect Shanghai Huaye to remain as our major customer in the foreseeable future.  We plan to further expand our sales channel and increase our direct sale to end customers in the future. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2009.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 93.1% of our total revenue in fiscal year 2009. Within China, the biggest market for our products is eastern China, which includes Shanghai and the Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Europe, Middle East, South America, the United States, Southeast Asia and Hong Kong. Our foreign sales accounted for approximately 10.2%, 3.9% and 6.9% of our total revenue in fiscal years 2007, 2008 and 2009, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 55.8% of our products through our own sales and marketing department in fiscal year 2009. Our sales and marketing department consists of approximately 50 employees as of the date of this annual report.

In addition to direct sales efforts, we have relationships with 67 sales agents to sell our products, 36 of which have a direct contractual arrangement with us and the other 31 agents are affiliates of Shanghai Huaye. We entered into a sales agent cooperation agreement with each of these 36 sales agents. Pursuant to the agreement, we supply our products to each of the sales agents and the sales agents sell and deliver our products for sales commissions ranging from RMB 20 (approximately $2.9) per MT to RMB 120 (approximately $17.7) per MT. The agreement also provides that the sale agent must place an order with the quantity and specification of the products before the 15th of each month for the following month and the parties will enter into a monthly sales contract based on such order. In addition, we may change the price for our products every half of month based on current market pricing and are entitled to a penalty fee of RMB0.5 per MT per day if the agent fails to make the full payment for the purchase before the delivery day.

Competition

Competition within the steel industry, both in China and worldwide, is intense. We compete with both large state-owned enterprises and smaller private companies. In addition, we also face competition from international steel manufacturers.

Even though the demand for fine finished steel products has increased in recent years, due to the over expansion of the total production capacity of HDG Steel and PPGI products, supply for low-end HDG steel and PPGI products has outpaced demand. Due to the high requirements for production technology and equipment, we believe that demand for high-end HDG Steel and PPGI market remains strong. Currently, only our Company and a few large state-owned enterprises are capable of producing high-end HDG Steel and PPGI products in China.

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

There are several state-owned steel manufacturers that produce comparable products to our products. As compared with those competitors, we differentiate ourselves by the following:

•	We satisfy customers’ orders with shorter lead times and guarantee lead times for urgent orders, even very small orders, in as short as one or two days;
•	We have flexibility in sales arrangements and can take orders in a variety of sizes;
•	We operate more efficiently than our state-owned competitors and have lower total labor costs, therefore, lower product prices; and
•	We provide more customer-oriented services.

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Europe, Middle East, South America, the United States, Southeast Asia and Hong Kong. Our export sales accounted for approximately 6.9% of our total sales for fiscal year 2009.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of June 30, 2009, we held 4 patents and had 47 patent applications pending.

All of our products are sold with the trademark of “,” which is known by Chinese and international clients. In August 2005, Shanghai Huaye agreed to transfer the trademark of “” to us without consideration. Such transfer was approved by the Trademark office of the State Administration for Industry and Commerce of China in August 2006. As a result, we have all the legal rights for the trademark, the term of which expires in July 2015.

All our key employees, especially engineers, have signed confidentiality and non-competition agreements with us. In addition, all our employees are obligated to protect our confidential information. Where appropriate for our business strategy, we will continue to take steps to protect our intellectual property rights.

Employees

As of June 30, 2009, we had approximately 450 employees, 420 of which are full-time employees. Approximately 250 are employees of Changshu Huaye and approximately 200 are employees of Jiangsu Cold-Rolled. We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

Backlog

Our backlog at June 30, 2009 was approximately $20 million, compared with backlog of approximately $50 million at June 30, 2008. Backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Regulation

As a producer of steel products in China, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 70 years, and are typically renewable.  Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificates for the properties described under “Item 2 - Properties.” See “Item 2 - Properties” for more details.

We are also subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include: the Environmental Protection Law of the PRC, the Law of PRC on the Prevention and Control of Water Pollution, Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution, the Law of PRC on the Prevention and Control of Air Pollution, Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution, the Law of PRC on the Prevention and Control of Solid Waste Pollution, and the Law of PRC on the Prevention and Control of Noise Pollution.

In addition, we are also subject to the PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

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

Available Information

Our internet website is at www.sutorcn.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, Sutor Technology Group Limited, No 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534. The information posted on our web site is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

ITEM 1A.   RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our revenues are highly concentrated in a single customer, Shanghai Huaye, and our business will be harmed if Shanghai Huaye reduces its orders from us.

Approximately 44.2% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2009, which acts as a distributor of our products as well as one of our suppliers.  We do not have a long term written contract with Shanghai Huaye. If we cease to do business with Shanghai Huaye at current levels and are unable to generate additional sales with new and existing customers that purchase a similar amount of our products, our revenue and net income would decline considerably.

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

The steel industry as a whole is cyclical and pricing can be volatile as a result of general economic conditions, energy costs, labor costs, competition, import duties, tariffs and currency exchange rates. These macroeconomic factors have historically resulted in wide fluctuations in the steel industry both in China and globally. In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for products or increase the amount of imports of steel into China, which could negatively impact our sales, margins and profitability.

The global economic crisis could further impair the steel industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing.  Our products are primarily sold to customers who operate in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries.  The global economic crisis harmed most industries in which our customers operate.  Our sales and business operations are dependent on the financial health of the industries in which our customers operate and could suffer if our customers experience, or continue to experience, a downturn in their business.  In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether.  Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.  These conditions have not presently impaired our ability to access credit markets and finance our operations.  However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

Management has determined that there is a material weakness in our internal controls over financial reporting which even if quickly remedied, could weaken the market’s confidence in our financial statements and lead to fluctuations in our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. We became subject to the requirement to provide management report on the company’s controls over financial reporting commencing with our fiscal year ending June 30, 2008 and a report of our management for the 2009 fiscal year is included under Item 9A of this annual report. The auditor attestation is not required until our annual report for the fiscal year ending June 30, 2010 assuming our filing status remains as a smaller reporting company. This process will be expensive and time consuming, and will require significant attention of management. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. See “Item 9A. Control and Procedures.” The remediation process may also be expensive and time consuming, and even though the management is committed to improving its internal controls, management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could weaken the market’s confidence in our financial statements and lead to fluctuations in our stock price, especially if a restatement of financial statements for past periods is required. In addition, if we are unable to adequately design our internal control systems, or prepare an “internal control report” to the satisfaction of our auditors, our auditors may issue a qualified opinion on our financial statements.

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

Our total debt under existing loans to the Company as of June 30, 2009 was $117.3 million. This substantial indebtedness could impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

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

Our products often serve as key components in construction materials and electrical household appliances. Therefore, we are subject to the general changes in economic conditions affecting the construction and household appliance segments of the economy. Demand for our products is typically affected by a number of economic factors, including, but not limited to, consumer interest rates, consumer confidence, retail trends, sales of existing homes, and the level of mortgage financing. If there is a decline in economic activity in China and the other markets in which we operate or a decrease of sales of construction materials and electrical household appliances, demand for our products and our revenue will likewise decrease.

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

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our fine finished steel products.

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

Ms. Lifang Chen, our chairman and beneficial owner of 79.93% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Under the New EIT Law, we may be classified as “resident enterprises” of China, which may subject us to PRC income tax on our taxable global income.

China passed a new Enterprise Income Tax Law (the “New EIT Law”), and its implementation regulations, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Substantially all of our management is currently based in China. Therefore, we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC. If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Almost all of our operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Our common stock started trading on the Nasdaq Capital Market under the symbol “SUTR” in February 2008. The trading volume of our common stock has been comparatively low to other companies listed on Nasdaq. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the steel industries;
•	customer demand for our products;
•	investor perceptions of the steel industries in general and our company in particular;

•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	major catastrophic events;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Facilities

We have two principal facilities: Changshu Huaye and Jiangsu Cold-Rolled. Both are located in Dongbang Industrial park, Changshu, China. Changshu Huaye was established in January 2003 and started operation in June 2004, with a designed annual production capacity of 300,000 MT of HDG of cold-rolled steel and 200,000 MT of PPGI. Changshu Huaye operated at full capacity in fiscal year 2009. Jiangsu Cold-Rolled was established in August 2003 and its AP Steel production line started operation in September 2006 with a designed annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has a designed annual production capacity of 250,000 MT. In fiscal year 2009, the capacity utilization rates for the AP Steel production line and cold-rolled steel production line were approximately 65% and 100%, respectively. Jiangsu Cold-Rolled constructed two new HDG Steel production lines with designed annual manufacturing capacity of 400,000 MT which became operational at the end of September 2008. Up to June 2009, their capacity utilization rate is 45.9%. The new HDG Steel production lines are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG Steel production lines.

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

Changshu Huaye and Jiangsu Cold-Rolled also own 31 buildings with approximately 356,152 square meters. We are in the process of obtaining ownership certificates for eight other buildings with approximately 21,000 square meters. Some of our real property is subject to lien to secure certain bank loans.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2009, the Company held an annual meeting at which a majority of the Company’s shareholders elected five directors, approved the Sutor Technology Group Limited 2009 Equity Incentive Plan and the ratification of Hansen Barnett & Maxwell, P.C. as the Company’s independent accountants for fiscal year ended June 30, 2009.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Lifang Chen to the Company’s Board of Directors	30,366,410	0	0	0	0
Election of Yongfei Jiang to the Company’s Board of Directors	30,366,410	0	0	0	0
Election of A. Carl Mudd to the Company’s Board of Directors	30,366,410	0	0	0	0
Election of Guoyou Shao to the Company’s Board of Directors	30,366,410	0	0	0	0
Election of Xinchuang Li to the Company’s Board of Directors	30,366,410	0	0	0	0
Approval of the Company’s 2009 Equity Incentive Plan	30,366,410	0	0	0	0
Ratification of the appointment of Hansen Barnett & Maxwell, P.C. as the Company’s independent accountants for fiscal year ended June 30, 2009	30,366,410	0	0	0	0

Each of the above matters was approved by the stockholders at the annual meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “SUTR”. The CUSIP number is 869362 10 3.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Year Ended June 30, 2009
1st Fiscal Quarter (7/1/08-9/30/08)	$7.27	$2.90
2nd Fiscal Quarter (10/1/08-12/31/08)	3.30	1.31
3rd Fiscal Quarter (1/1/09-3/31/09)	2.64	0.91
4th Fiscal Quarter (4/1/09-6/30/09)	4.89	1.41

Fiscal Year Ended June 30, 2008
1st Fiscal Quarter (7/1/07-9/30/07)	$6.20	$3.00
2nd Fiscal Quarter (10/1/07-12/31/07)	7.00	3.95
3rd Fiscal Quarter (1/1/08-3/31/08)	5.70	3.62
4th Fiscal Quarter (4/1/08 -6/30/08)	9.00	4.88

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported bywww.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On September 24, 2009 there were approximately 17 stockholders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

Our shareholders approved the Company’s 2009 Equity Incentive Plan in the Annual Meeting held on June 16, 2009. No awards have been made under the 2009 Equity Incentive Plan as of September 25, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading private manufacturer of fine finished steel products in China. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished products. We focus predominantly on two high-end, value-added finished steel product categories: HDG Steel products and PPGI products which comprised 31.7% and 42.4% of our total revenue in fiscal year 2009, respectively. We also produce AP Steel products and cold-rolled steel, which are our less processed finished products. We use our own AP Steel Products and cold-rolled steel in the production of our HDG Steel and PPGI products. This vertical integration of our operations has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

We operate in the highly competitive steel industry and face strong competition from numerous PRC and international companies. Our business is affected by a number of factors, including, but not limited to, cost to manufacture products, financial stability of our customers and suppliers, economic conditions, ability to develop new products, political climate, local and national laws and regulations and foreign currency exchange fluctuations. As part of our growing strategy, we continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. In fiscal year 2009, our subsidiary Jiangsu Cold-Rolled added two new HDG Steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. We expect the addition of the new production lines will help our revenue growth in the future.

We have several strategic priorities designed to create long-term sustainable growth for our company and value for our shareholders, including vertical integration, developing new products, increasing production capacity, and strengthening of our research and development capabilities.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

Our operations consist of two business segments: Changshu Huaye and Jiangsu Cold-rolled, which are our two principal manufacturing facilities. Changshu Huaye currently manufactures HDG Steel and PPGI products. In fiscal years 2009 and 2008, Changshu Huaye generated revenue of $237.8 million and $260.5 million which represented 69.6% and 62.3% of our total revenue, respectively. Jiangsu Cold-rolled currently manufactures AP Steel, cold-rolled steel, and HDG Steel. Jiangsu Cold-Rolled generated revenue of $103.7 million and $157.5 million in fiscal years 2009 and 2008, representing 30.4% and 37.7% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye. Approximately 44.2% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2009. We plan to further diversify our customer base to enhance profitability.

Cost of Revenue

Cost of revenue includes direct costs to manufacture products, including the cost of raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of product.

Direct costs of manufacturing are generally highest when we first introduce a new product due to higher start-up costs associated and higher raw material costs. As production volume increases, we typically improve manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our new HDG production lines, which started operation at the end of September 2008, had a relatively high cost of production in fiscal year 2009. As these two production lines start to operate at normal levels, we expect our manufacturing efficiency will improve in the future.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In fiscal year 2009, the gross margins of Changshu Huaye and Jiangsu Cold-Rolled were 12.1% and 4.0%, respectively. Gross margins for domestic and international sales were approximately 9.3% and 13.9%, respectively. Changes in our gross margins are primarily driven by changes in our product mix, economies of scale, and our vertical integration strategy.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer products of comparable quality to our Chinese state-owned competitors and international competitors at lower prices. General economic conditions, the cost of raw materials and supply and demand of fine finished steel products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins.

In January 2007, we implemented a vertical integration strategy where we use our own AP Steel and cold-rolled steel products as raw materials for HDG Steel products and HDG Steel products as raw materials for PPGI products. We believe this vertical integration of our operations will allow us to maintain more stable margins for our HDG Steel and PPGI products.

Operating Expenses

Our operating expenses consist of selling expense and general and administrative expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, and other expenses incurred in connection with general corporate purposes. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commissions, the cost of advertising, promotional and travel activities, transportation expenses, after-sales support services and other sales related costs.

Our selling expenses are largely affected by the amount of international sales and sales to unrelated parties. The transportation costs for international sales are generally higher than domestic sales. Our export sales accounted for 6.9% of our revenue in fiscal year 2009 as compared to 3.9% in fiscal year 2008. In addition, when we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges and bears the cost of the transportation. In contrast, when we sell products to customers other than Shanghai Huaye, we generally bear the transportation costs, but we are able to charge a higher price.

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no U.S. taxable income in fiscal year 2009.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Our subsidiary Changshu Huaye was subject to an EIT rate of 12.5% for calendar year 2008 and is and will be subject to an EIT rate of 25% for calendar year 2009 and beyond. Our subsidiary Jiangsu Cold-Rolled is subject to an EIT rate of 12.5% for 2009, 2010 and 2011.

Reportable Operating Segments

We have two reportable operating segments which are categorized based on manufacturing facility – Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP Steel, Cold-Rolled Steel and HDG Steel.

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

(All amounts, other than percentages, in thousand of U.S. dollars)

	2009			2008
	Amount	As a Percentage of Revenue		Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$190,507	55.8%		$237,494	56.8%
Revenue from related parties	150,978	44.2%		180,536	43.2%
Total	341,485	100.0%		418,030	100.0%

Cost of Revenue:
Cost of revenue:	142,559	52.5%		266,149	63.7%
Purchases from related parties	166,119	37.9%		106,961	25.6%
Total	308,678	90.4%		373,110	89.3%

Gross Profit	32,807	9.6%		44,920	10.7%

Operating Expenses
Selling expense	3,129	0.9%		2,238	0.5%
General and administrative expense	3,959	1.2%		3,750	0.9%
Total Operating Expenses	7,088	2.1%		5,988	1.4%

Income from Operations	25,719	7.5%		38,932	9.3%

Other Income (Expense)
Interest income	1,386	0.4%		943	0.2%
Other income	149	0%		188	0.1%
Interest expense	(5,886)	(1.7	) %	(6,253)	(1.5	) %
Other expense	(403)	(0.1	) %	(756)	(0.2	) %
Total Other Expense	(4,754)	(1.4	) %	(5,878)	(1.4	) %

Income Before Taxes and Minority Interest	20,965	6.1%		33,054	7.9%
Provision for income taxes	(2,331)	(0.6	) %	(1,918)	(0.4	) %

Net Income	$18,634	5.5%		$31,136	7.5%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2009 and 2008.

(All amounts, other than percentages, in thousand of U.S. dollars)

	2009		2008
	Revenue	As a Percentage of Revenue	Revenue	As a Percentage of Revenue
Geographic Data:

China	$318,000	93.1%	$401,872	96.1%

Hong Kong	2,135	0.6%	471	0.1%

Other Countries	21,350	6.3%	15,687	3.8%

Total revenue	341,485	100%	418,030	100%

Segment Data:
Changshu Huaye	$237,800	69.6%	260,528	62.3%
Jiangsu Cold-Rolled	103,685	30.4%	157,502	37.7%

Total revenue	341,485	100%	418,030	100%

Comparison of Years ended June 30, 2009 and June 30, 2008.

Revenue. Our revenue decreased $76.5 million, or 18.3%, to $341.5 million in fiscal year 2009 from $418.0 million in fiscal year 2008. The global economic crisis had a negative impact on the steel industry generally, leading to a decline of the price of our main raw material steel which caused the per unit sales price of our products and our revenue to decrease. In response to the global economic crisis, we also made a strategic decision to further reduce our per unit sales price in certain instances to both maintain our market share and attract new customers.

On a geographic basis, revenue generated from outside of China was $23.5 million, or 6.9% of total revenue for fiscal year 2009, as compared to $16.2 million, or 3.9% of total revenue for fiscal year 2008. The percentage increase was mainly due to increased sales into the Middle East market and sales of our newly developed anti-septic and fingerprint resistant steel products, which were well received by the international market.

On a segment basis, our subsidiary Jiangsu Cold-Rolled experienced a decline in revenue for fiscal year 2009. After eliminating inter-company sales, Jiangsu Cold-Rolled’s revenues were $103.7 million in fiscal year 2009. As part of our vertical integration strategy, we used most of Jiangsu Cold-Rolled’s products as raw materials in the operations of our subsidiary, Changshu Huaye. Changshu Huaye’s revenues were $237.8 million in fiscal year 2009, a decrease of $22.7 million, or 8.7%, from $260.5 million in fiscal year 2008. Changshu Huaye sold less HDG Steel products to third parties in fiscal year 2009 as compared to 2008 as more of our own HDG Steel products was used in the production of PPGI products in fiscal year 2009 to reduce production costs.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2009 decreased $47 million, or 19.8% to $190.5 million from $237.5 million in fiscal year 2008. Our Sales to Shanghai Huaye and its affiliates in fiscal year 2009 were $151.0 million, a decrease of $29.6 million, or 16.4% as compared to $180.5 in fiscal year 2008. Through our relationship with Shanghai Huaye, we gained access to Shanghai Huaye’s sales network and expanded our market share and brand value.

Cost of Revenue.  Our cost of revenue decreased $64.4 million, or 17.3% to $308.7 million in fiscal year 2009 from $373.1 million in fiscal year 2008. As a percentage of revenue, the cost of revenue increased to 90.4% in fiscal year 2009 from 89.3% in fiscal year 2008. Even though our cost of revenue decreased on a dollar basis, we implemented a strategic decision to reduce the per unit sale price which led to the modest increase in cost as a percentage of revenue. We believe the successful implementation of such strategy allowed us to remain profitable in fiscal year 2009 despite the challenging economy. In addition, we received a larger proportion of smaller orders in fiscal year 2009 as compared to fiscal year 2008 which impaired our ability to realize economies of scale.

Gross Profit . Our gross profit decreased $12.1 million to $32.8 million in fiscal year 2009 from $44.9 million in fiscal year 2008. Gross profit as a percentage of revenue (gross margin) was 9.6% in fiscal year 2009, as compared to 10.8% in fiscal year 2008. Such decrease in our gross margin was mainly due to lower per unit sales price and higher production costs for the reasons as stated in the paragraph immediately above.

Gross margins for Changshu Huaye decreased to 12.1% in fiscal year 2009 from 14.7% in fiscal year 2008. Gross margins for Jiangsu Cold-Rolled decreased to 4.0% in fiscal year 2009 from 4.3% in fiscal year 2008. Such decrease was mainly due to the reasons stated above.

Total Operating Expenses. Our total operating expenses increased $1.1 million to $7.1 million in fiscal year 2009 from $6.0 million in fiscal year 2008. As a percentage of revenue, our total operating expenses increased to 2.1% in fiscal year 2009 from 1.4% in fiscal year 2008.

General and Administrative Expenses.  Our general and administrative expenses increased $0.2 million to $3.9 million in fiscal year 2009 from $3.7 million in fiscal year 2008. As a percentage of revenue, general and administrative expenses increased to 1.2% in fiscal year 2009 from 0.9% in fiscal year 2008. We incurred more general and administrative expenses in fiscal year 2009 in connection with the two new HDG Steel production lines which became operative at the end of September, 2008.

Selling Expenses. Our selling expenses increased $0.9 million to $3.1 million in fiscal year 2009 from $2.2 million in fiscal year 2008. As a percentage of revenue, our selling expenses increased to 0.9% in fiscal year 2009 from 0.5% in fiscal year 2008. As part of our sales promotion efforts, we agreed to pay transportation costs for some of our customers. In addition, our international sales increased in fiscal year 2009 as compared to last year which also contributed to higher transportation expenses.

Interest Expense. Our interest expense decreased $0.4 million to $5.9 million in fiscal year 2009, from $6.3 million in fiscal year 2008. As a percentage of revenue, our interest expenses increased to 1.7% in fiscal year 2009, from 1.5% in fiscal year 2008. The amount decrease was mainly due to the lower interest rate. In December 2008, the People’s Bank of China reduced the interest rate for one-year loan by 0.27% to 5.31% from 5.58%.

Provision for Income Taxes. We incurred income tax expense of $2.3 million and $1.9 million in fiscal years 2009 and 2008, respectively.  Such increase was primarily attributable to the increased tax rate applicable to Changshu Huaye. Changshu Huaye’s tax holiday expired at the end of calendar year 2008, and as a result, it became subject to an EIT rate of 25% in calendar year 2009, as compared to 12.5% in calendar year 2008.

Net Income. Net income, without including the foreign currency translation adjustment, decreased $12.5 million, or 40.2%, to $18.6 million in fiscal year 2009 from $31.1 million in fiscal year 2008, as a result of the factors described above.

Liquidity and Capital Resources

Our major sources of liquidity for the 2009 and 2008 financial years were borrowings through short-term bank and private loans. Our operating activities provided $28.0 million of cash in fiscal year 2009. External sources of cash flows have been required and will likely continue to be required. At June 30, 2009, our total indebtedness to non-related parties under existing short-term loans was $104.3 million, our short-term notes payable to related parties was $9.9 million, and our long-term notes payable to non-related parties was $2.9 million, our long-term notes payable to related parties totaled $0.2 million.

Short-term bank and private loans are likely to continue to be our key sources of liquidity for the foreseeable future, although in the future we may decide to raise additional capital by issuing shares of our capital stock in an equity financing.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic crisis, increased competition, decreases in the availability, or increases in the cost, of raw materials, unexpected equipment failures, or regulatory changes. Please see section entitled “ Risk Factors ” for a more complete description of risks affecting our business, liquidity, working capital and financial results.

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

Our liquidity and working capital may also be affected by the substantial amount of our outstanding short-term loans, which represent our primary source of financing in China. Depending on the level of cash used in our operating activities and the level of our indebtedness, (i) it may become more difficult for us to satisfy our existing or future liabilities or obligations, which could in turn result in an event of default on such obligations, (ii) we may have to dedicate a substantial portion of our cash flows from borrowings to our operating activities and to debt service payments, thereby reducing the availability of cash for working capital and capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may become impaired, (iv) our ability to withstand a downturn in our business, the industry in which we operate or the economy generally may be diminished, (v) we may experience limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate (vi) we may find ourselves at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us to default on our debt service obligations and be subject to foreclosure on such loans. Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

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

As of June 30, 2009, we had cash and cash equivalents (excluding restricted cash) of $10.5 million and restricted cash of $51.8 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this annual report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	For the Fiscal Year Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$28,032	$(34,969)
Net cash (used in) investing activities	(7,681)	(37,770)
Net cash (used in) provided by financing activities	(21,685)	74,572
Net cash flow	$(1,295)	$2,973

Operating Activities:

Net cash provided by operating activities was $28.0 million in fiscal year 2009, an increase of $63.0 million from the $35.0 million net cash used in operating activities in fiscal year 2008. Such increase of net cash provided by operating activities was primarily attributable to having $53.8 million less of an increase in the net related party receivables and payables, a decrease in the change of inventory of $37.6 million off-set by a decline in net income of $12.5 million and an increase of trade receivables compared to a decrease in the prior year amounting to $11.6 million.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities in fiscal year 2009 was $7.7 million, which is a decrease of $30.1 million from net cash used in investing activities of $37.8 million in fiscal year 2008. Such decrease of net cash used in investing activities was mainly due to a $34.9 million decrease in the change of restricted cash compared to the prior year which resulted from our payment of $117.4 million notes payables upon their maturities.

Financing Activities:

Net cash used in financing activities in fiscal year 2009 totaled $21.7 million as compared to $74.6 million provided by financing activities in fiscal year 2008. The decrease of cash provided by financing activities was mainly attributable to the net change of proceeds from new loans and payments on those notes of $90.9 million.

We believe we currently maintain a good business relationship with many banks. As of June 30, 2009, the amount, maturity date and term of each of our bank loans were as follows.

(All amounts in million of U.S. dollars)
Banks	Amounts*	Starting Date	Maturity Date	Guarantor**
Changshu Rural Commercial Bank	$1.75	February 11, 2009	August 6, 2009	none
Bank of China, Changshu Branch	1.75	February 13, 2009	August 13, 2009	Shanghai Huaye
Changshu Rural Commercial Bank	3.36	March 25, 2009	September 23, 2009	None
China Industry and Commerce Bank, Changshu Branch	1.46	April 15, 2009	April 13, 2010	None
Changshu Rural Commercial Bank	3.21	May 7, 2009	November 6, 2009	None
China Industry and Commerce Bank, Changshu Branch	1.46	May 18, 2009	May 18, 2010	None
China Industry and Commerce Bank, Changshu Branch	1.46	May 27, 2009	May 24, 2010	None
The Agricultural Bank of China, Changshu Branch	7.30	May 31, 2009	May 27, 2010	Shanghai Huaye/Jiangsu Cold Rolled
Communication Bank, changshu Branch	2.92	June 29, 2009	June 25, 2010	Shanghai Huaye
China Industry and Commerce Bank, Changshu Branch	1.46	December 29, 2008	December 28, 2009	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	1.90	February 5, 2009	August 4, 2009	none
The Agricultural Bank of China, Changshu Branch	7.30	February 23, 2009	August 22, 2009	Shanghai Huaye/Changshu Huaye
China Industry and Commerce Bank, Changshu Branch	2.92	February 27, 2009	February 26, 2010	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.53	March 3, 2009	July 16, 2009	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.84	March 27, 2009	September 26, 2009	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.84	March 28, 2009	September 27, 2009	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.84	April 2, 2009	September 30, 2009	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China, Changshu Branch	9.64	May 15, 2009	November 14, 2009	None
The Agricultural Bank of China, Changshu Branch	1.46	May 19, 2009	November 18, 2009	None
The Agricultural Bank of China, Changshu Branch	1.46	May 21, 2009	November 20, 2009	None
The Agricultural Bank of China, Changshu Branch	4.38	May 27, 2009	November 26, 2009	None
China Industry and Commerce Bank, Changshu Branch	2.92	May 25, 2009	April 29, 2010	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.63	May 27, 2009	August 27, 2009	None
The Agricultural Bank of China, Changshu Branch	2.05	February 17, 2009	August 17, 2009	Shanghai Huaye
Bank of China, Changshu Branch	5.26	February 17, 2009	August 17, 2009	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.80	February 26, 2009	August 26, 2009	Shanghai Huaye
Changshu Rural Commercial Bank	2.34	March 3, 2009	September 3, 2009	None
The Agricultural Bank of China, Changshu Branch	1.46	February 23, 2009	August 23, 2009	None
Bank of China, Changshu Branch	2.19	February 24, 2009	August 24, 2009	None
The Agricultural Bank of China, Changshu Branch	4.38	May 12, 2009	November 12, 2009	Shanghai Huaye/Jiangsu Cold Rolled
Chen Lifang	1.57	May 15, 2008	Non fixed Date	None
Chen Lifang	7.20	December 20, 2007	December 20, 2009	None
Lin Guihua	2.86	November 20, 2008	November 20, 2011	None
Chen Lifang	0.10	March 11, 2009	March 11, 2012	None
Chen Lifang	0.15	April 29, 2009	April 29, 2012	None
Chen Lifang	0.05	March 28, 2007	Non fixed Date	None
Chen Lifang	0.10	May 8, 2007	Non fixed Date	None
Chen Lifang	0.03	June 15, 2007	Non fixed Date	None
Chen Lifang	0.05	August 7, 2007	Non fixed Date	None
Chen Lifang	0.07	September 17, 2007	Non fixed Date	None
Chen Lifang	0.10	September 27, 2007	Non fixed Date	None
Chen Lifang	0.10	December 10, 2007	Non fixed Date	None
Chen Lifang	0.20	February 25, 2007	Non fixed Date	None
Chen Lifang	0.10	April 9, 2008	Non fixed Date	None
Chen Lifang	0.10	April 18, 2008	Non fixed Date	None
Chen Lifang	0.10	August 28, 2008	Non fixed Date	None
Chen Lifang	0.05	September 12, 2008	Non fixed Date	None
Chen Lifang	0.08	October 20, 2008	Non fixed Date	None

Total	$117.32

*  Calculated on the basis that $1 = RMB 6.8448
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at June 30, 2009.

Our material capital expenditure requirements for fiscal year 2010 are expected to be approximately $20.0 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $20.0 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. In the coming 12 months, we have approximately $104.3 million in bank loans that will mature. Among $9.9 million related party loans, only $7.20 million will mature in the following 12 months. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital after receiving the credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Functional Currency and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

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

•
Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $23,955,493 and $28,035,815 at June 30, 2009 and 2008, respectively. The Company also had advances from its customers in the amount of $17,845,426 and $16,871,618 at June 30, 2009 and 2008, respectively.

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

	For the Years Ended June 30,
	2009	2008	2007

Net income	$18,634,225	$31,135,970	$20,520,391

Weighted-average common shares outstanding	37,955,602	37,955,602	4,181,750
Effect of participating convertible Series B Preferred Stock	-	-	30,418,273
Weighted-Average Basic and Dilutive Common Shares Outstanding	37,955,602	37,955,602	34,600,023
Basic and Diluted Earnings per Common Share	$0.49	$0.82	$0.59

The following table discloses the metrics by which we determine our allowance for doubtful accounts in respect of our accounts receivable:

Term of Outstanding Accounts Receivable	Percentage of Account Receivable Included in Allowance for Doubtful Accounts
1-30 days	0.0
31-90 days	7.5
91-180 days	15.0
181-360 days	30.0
1-2 years	60.0
Over 2 years	100.0

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 has not had a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for fiscal years ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 has not had a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165, also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the year ended June 30, 2009, as required, the adoption did not have a material impact on the Company’s financial statements.  The Company evaluated events subsequent to the balance sheet date through September 23, 2009.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of June 30, 2009 and 2008 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2009 was not effective. Management identified the following material weaknesses as of June 30, 2009:

•	Weakness relating to the Company’s ability to correctly make necessary adjustments to its financial statements in accordance with U.S. GAAP in order to avoid the need for further adjustments.

Material audit adjustments, which resulted from the difference between Chinese generally accepted accounting principles and U.S. GAAP, were made to adjust the allowance for bad debts for advances to suppliers and other receivables, adjust the timing of revenue recognition and record unrecorded liabilities.  The audit adjustments were material to the financial statements.

Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. Since December 31, 2008, the Company has hired an individual with U.S. GAAP experience, however, the Company is still actively searching for additional personnel who are experienced in U.S. GAAP and can assist the Company in remediating the aforementioned weakness.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of June 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. The Company, under the supervision of the Audit Committee, has implemented annual budgets for the Company. The Company plans to improve its annual budget process in an effort to maximize revenues and potentially reduce operating expenses.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Lifang Chen	38	Chairman of the Board of Directors, Chief Executive Officer and President

Yongfei Jiang	32	Director, Chief Financial Officer, Treasurer and Secretary

Xun Zhang	39	Chief Technology Officer

A. Carl Mudd	65	Director

Guoyou Shao	60	Director

Xinchuang Li	46	Director

Lifang Chen.  Ms. Chen became our Chairman on February 1, 2007 and our Chief Executive Officer and President in May 2008. She has been the Chairman of our subsidiary Sutor BVI since August 2007. Since June 2001, Ms. Chen has served as the Vice President of Shanghai Huaye. From September 1993 to May 2001, Ms. Chen served as the director of the civil administrative bureau of Xiaoshan District, Hangzhou City. She has extensive experience in enterprise management and fine finished steel industry and received a doctorate degree in Business Management from Century University of America in 2004.

Yongfei Jiang.  Mr. Jiang became a Director in June 2009 and has been our Chief Financial Officer, Treasurer and Secretary since February 1, 2007. He also has been the Chief Financial Officer of Changshu Huaye since 2005. From 2002 to 2005, Mr. Jiang served as the finance manager of Guangzhou Huaye Trading Co., Ltd., a subsidiary of Shanghai Huaye, where he was responsible for the financial and capital management. From 1999 to 2002, Mr. Jiang was the finance manager at Zhejiang Guotai Seal Material Co. Ltd., an equipment manufacturer. Mr. Jiang has nine years of experience in corporate accounting and finance. He has a MBA from Hong Kong Industrial and Commercial College.

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

A. Carl Mudd.  Mr. Mudd has been a Director since February 2008. Mr. Mudd has extensive operational and financial management experience in domestic and international, multi-location, manufacturing, distribution and retail businesses, both publicly held and privately owned. He has spent the past 15 years consulting with and mentoring CEOs and Boards of Directors of major companies on global strategy, business processes and international operations, including six years based in Hong Kong with clients in the PRC, Hong Kong, Sri Lanka and Singapore. Mr. Mudd is currently the Chairman of the Audit Committee of Shengda Tech, Inc., a NASDAQ listed publicly traded manufacturer and supplier of nano precipitated carbonated calcium for tires, plastics, paints and papers in China. He is also a Statutory Director of the National Association of Corporate Directors-North Texas Chapter. Mr. Mudd is a Certified Public Accountant, holds a Bachelor’s of Business Administration - Accounting, from St. Edward’s University and holds a Certificate of Director Education by The NACD Corporate Directors Institute.

Guoyou Shao.  Mr. Shao has been a Director since February 2008. Since April 2003, Mr. Shao has served as Board Chairman of Fortis Haitong Investment Management Co., Ltd., one of the first sino-foreign joint ventures specializing in fund management to gain approval in China Prior to this, Mr. Shao served as Manager of the Investor Relations Department of Haitong Securities Co. Ltd. since July 1998. Mr. Shao has extensive securities investment and asset management experience and holds a Master’s degree in Business Administration from Hong Kong Science Management Institute.

Xinchuang Li.  Mr. Li has been a Director in February 2008. Since 2008, Mr. Li has served as the Executive Director of China Metallurgical Industry Planning & Research Institute (CMIPRI) in Beijing. From 2002 to 2008, Mr. Li served as the Vice Director and Chief Engineer of CMIPRI. From 1998 to 2002, Mr. Li served as the Vice-Chief Engineer of CMIPRI. Mr. Li has significant experience in the operations of companies engaged in steel production with a particular focus and specialization in the operations, planning and strategic focus of companies operating in the Chinese steel industry. Mr. Li holds a Master’s degree in Business Administration from Fordham University and Beijing University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Yongfei Jiang, A. Carl Mudd, Guoyou Shao and Xinchuang Li.

Messrs. A. Carl Mudd, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.” The board of directors has determined that A. Carl Mudd possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Audit Committee

Our board of directors established an audit committee in February 2008. Our audit committee consists of three members: A. Carl Mudd, Guoyou Shao, and Xinchuang Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules. Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Mudd serves as our audit committee chairman and financial expert as that term is defined by the applicable SEC rules.

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

Compensation Committee

Our board of directors established a compensation committee in February 2008. Our compensation committee consists of three members: A. Carl Mudd, Guoyou Shao, and Xinchuang Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules. Mr. Shao serves as the chairman of our compensation committee. Our compensation committee assists the board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any meeting of our compensation committee during which her compensation is deliberated.

Our compensation committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;
•	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•	evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and setting the compensation level of our Chief Executive Officer based on this evaluation; and

•
reviewing periodically and making recommendations to the board of directors regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Governance and Nominating Committee

Our board of directors established a governance and nominating committee in February 2008. Our governance and nominating committee consists of three members: A. Carl Mudd, Guoyou Shao, and Xinchuang Li, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules. Mr. Li serves as the chairman to our governance and nominating committee. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board of directors and its committees.

•	Our governance and nominating committee is responsible for, among other things:
•	identifying and recommending to the board of directors nominees for election or re-election to the board of directors, or for appointment to fill any vacancy;
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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. In fiscal year 2009, the Form 3 for Xun Zhang was filed late due to administrative oversight.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning all compensation awarded to, earned by or paid to our Chief Executive Officer for services during the last two fiscal years in all capacities to us, our subsidiaries and predecessors. No other executive officer received compensation of $100,000 or more for the year ended June 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Lifang Chen, CEO	2009	100,000	-	-	100,000
	2008	-	-	-	-

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

Director Compensation – 2009

The following table sets forth information concerning all compensation paid to our non-employee directors for services rendered in all capacities for the year ended June 30, 2009.

Name	Fees Earned or Paid in Cash ($)	Total Compensation ($)
A. Carl Mudd	69,000	69,000
Guoyou Shao	15,384	15,384
Xinchuang Li	15,384	15,384

We have entered into agreements with each of the independent directors. Under the terms of the agreements, Mr. Mudd is entitled to $65,000, Mr. Shao is entitled to RMB 120,000 (approximately $17,143) and Mr. Li is entitled to RMB 120,000 (approximately $17,143) as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Mudd’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, the independent directors are entitled to indemnification for expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. The Company also reimburses our directors for reasonable travel expenses related to attendance at board and committee meetings.

Additionally, we entered into Indemnification Agreements with each of Messrs. Mudd, Shao and Li.  Under the terms of these Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding (other than a Proceeding by or in the right of the Company) if the independent director acted in good faith and in the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the independent director’s conduct was unlawful.  The Company also agreed to pay any such expenses to an independent director in advance of the final disposition of any such proceeding if the director agrees to repay such amount to the extent it is ultimately determined they are not entitled to indemnification; provided, however, that the Company is not obligated to make any such advance payment if the board of directors determines, in its sole discretion, that it does not appear that such director has met the standards of conduct which make it permissible under applicable law to indemnify such director, and that the advancement of expenses would not be in the best interests of the Company and its stockholders.

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

Additionally, we entered into Indemnification Agreements with each of Messrs. Mudd, Shao and Li, our independent directors. Under the terms of these Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company as permitted under applicable state law.

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

The following table sets forth information regarding beneficial ownership of our common stock as of September 25, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class[2]
Common Stock	Lifang Chen	Chairman and CEO	30,338,050	[3]	79.9%
Common Stock	Yongfei Jiang	CFO	0		*
Common Stock	Xun Zhang	CTO	0		*
Common Stock	A. Carl Mudd	Director	9,450		*
Common Stock	Guoyou Shao	Director	0		*
Common Stock	Xinchuang Li	Director	0		*
All Officers and Directors as a group (6 persons named above)			30,347,500		80%
Common Stock	Total Raise Investments Ltd.	5% Security Holder	30,338,050	[4]	79.9%
Common Stock	Total Shares Owned by Persons Named above		30,347,500		80%
* Less than 1%

1. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2. A total of 37,955,602 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 25, 2009. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3. Includes 30,338,050 shares of common stock owned by Total Raise Investments Ltd., a British Virgin Islands company wholly owned by Ms. Chen. Ms. Chen disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

4. Ms. Chen is the sole owner and director of Total Raise Investments Ltd.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of fiscal year 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the end of the fiscal years ended June 30, 2008 and 2009 ($2,994,719), and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•
We sell our products to and buy raw materials from various companies which are beneficially owned or controlled by our CEO and President Ms. Lifang Chen. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties. These transactions are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2009	Fiscal 2008
Changshu Diemate Steel Processing Co. Ltd.	Sale of products by Sutor	$70,168	$1,453,409
Guangzhou Huaye Steel Processing Co. Ltd.	Sale of products by Sutor	264,410	3,022,387
Hangzhou Nanye Material Co. Ltd.	Sale of products by Sutor	-	668,702
Hangzhou Xiaoshan Southern Industry Co., Ltd.	Sale of products by Sutor	397,727	-
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Sutor	15,631	1,690,847
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Sutor	6,457,867	12,477,142
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Sutor	142,092,727	159,050,906
Wuxi Haide Steel Processing Co., Ltd.	Sale of products by Sutor	177,459	997,836
Shanghai Pukesheng Steel Trade Co., Ltd	Sale of products by Sutor	1,487,213	-
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Sutor	15,719	1,492,766

•
On December 20, 2007, Ms. Chen loaned our Company $7.1 million which has a term of 24 months and carries an annual interest rate of 5%. On May 15, 2008, Ms. Chen loaned our Company $1.3 million which had a term of one year and carried no interest. On July 1, 2008, Ms. Chen loaned our Company $2.59 million which had a term of one year and carried no interest. On March 11, 2009, Ms. Chen loaned our Company $0.10 million which has a term of 36 months and carries an annual interest rate of 3.6%. On April 29, 2009, Ms. Chen loaned our Company $0.15 million which has a term of 36 months and carry an annual interest rate of 5.0%. In addition, from 2007 and 2009, Ms. Chen made several other loans in the aggregate amount of $1.13 million to our Company. These loans are due on demand and bear no interest.  All loans mentioned above are used for working capital purpose. Please see details under the section “Liquidity and Capital Resources” under Item 7.

•
Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under the section “Liquidity and Capital Resources” under Item 7. We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

•
On November 8, 2008, Ms. Chen and our Company entered into a lease agreement under which our Company rented 12F, Building B, World Trade Center, NO.45, North Haiyu Road, Changshu City from Ms. Chen as our Company’s office. The size of the premise is approximately 1,200 square meters. The lease has a three year term and the monthly rent is RMB 120,000 (approximately $17,500).

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

A. Carl Mudd, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the “Nasdaq Marketplace Rules.” Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of these three independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Hansen Barnett & Maxwell, P.C. for professional services rendered for the fiscal years ended June 30, 2009 and 2008:

(in thousands of U.S. dollars)
	June 30, 2009	June 30, 2008

Audit fees (1)	$268.6	$202.0
Audit-related fees (2)	39.6	32.7
Tax fees		-
All other fees		-
Total	308.2	234.7

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Hansen Barnett & Maxwell, P.C. for our consolidated financial statements as of and for the year ended June 30, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)    Financial Statement are set forth beginning on page F-1 of the Report

(2)    Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)    Exhibits: See the Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Lifang Chen
Lifang Chen
Chief Executive Officer

Date: September 25, 2009

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

Signature	Capacity	Date

/s/ Lifang Chen	Chief Executive Officer (Principal Executive	September 25, 2009,
Lifang Chen	Officer)

/s/ Yongfei Jiang	Chief Financial Officer and director (Principal	September 25, 2009
Yongfei Jiang	Financial Officer and Principal Accounting Officer)

/s/ A. Carl Mudd
A. Carl Mudd	Director	September 25, 2009

/s/ Guoyou Shao
Guoyou Shao	Director	September 25, 2009

/s/ Xinchuang Li
Xinchuang Li	Director	September 25, 2009

EXHIBITS

Exhibit No.	Description

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

10.24*	Loan Agreement, dated March 11, 2009, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen.

10.25*	Loan Agreement, dated April 29, 2009, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen.

10.26*	Loan Agreement, dated November 20, 2008, by and between Guihua Ling and Sutor Steel Technology Co., Ltd. (English Translation)

10.27
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

10.30
Indemnification Agreement, dated as of February 4, 2008, by and between Sutor Technology Group Limited and A. Carl Mudd [Incorporated by reference to Exhibit 10.4 to the registrant current report on Form 8-K filed on February 8, 2008]

10.31
Indemnification Agreement, dated as of February 4, 2008, by and between Sutor Technology Group Limited and Guoyou Shao [Incorporated by reference to Exhibit 10.5 to the registrant current report on Form 8-K filed on February 8, 2008]

10.32
Indemnification Agreement, dated as of February 4, 2008, by and between Sutor Technology Group Limited and Xinchuang Li [Incorporated by reference to Exhibit 10.6 to the registrant current report on Form 8-K filed on February 8, 2008]

10.33*	Lease Agreement, dated November 8, 2008, by and between Lifang Chen and Changshu Huaye Steel Strip Co., Ltd. (English Translation)

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

21*	List of subsidiaries of the registrant.

24	Power of Attorney (included on the signature page of this annual report).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Sutor Technology Group Limited

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 23, 2009

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$10,511,028	$11,806,101
Restricted cash	51,809,170	59,489,508
Trade accounts receivable, net of allowance for
doubtful accounts of $389,765 and $70,653, respectively	8,355,361	6,268,858
Other receivables	326,848	100,271
Advances to suppliers, related parties	95,810,109	76,118,544
Advances to suppliers, net of allowance
of $817,159 and $1,472,828, respectively	23,955,493	28,035,815
Inventory	38,548,418	51,315,521
Notes receivable	17,532	130,970
Deferred taxes	266,110	288,976
Total Current Assets	229,600,069	233,554,564
Property and Equipment, net of accumulated depreciation of
$17,484,268 and $12,019,445, respectively	69,766,127	59,736,612
Intangible Assets, net of accumulated amortization of
$345,130 and $285,888, respectively	3,047,498	3,238,931
TOTAL ASSETS	$302,413,694	$296,530,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,129,003	$6,003,898
Advances from customers	17,845,426	16,871,618
Other payables and accrued expenses	3,176,493	3,265,860
Short-term notes payable	104,312,763	129,192,870
Short-term notes payable - related parties	9,900,727	1,311,510
Total Current Liabilities	147,364,412	156,645,756
Long-Term Notes Payable	2,859,995	-
Long-Term Notes Payable - Related Parties	249,996	7,099,998
Total Liabilites	150,474,403	163,745,754

Minority Interest in Assets of Subsidiary	-	34,697

Stockholders' Equity
Undesignated preferred stock - $0.001 par value;
1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	12,586,995
Retained earnings	84,407,200	65,772,975
Accumulated other comprehensive income	17,736,977	17,181,567
Total Stockholders' Equity	151,939,291	132,749,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,413,694	$296,530,107

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2009	2008	2007
Revenue:
Revenue	$190,506,892	$237,494,371	$147,466,726
Revenue from related parties	150,978,922	180,535,469	155,972,011
	341,485,814	418,029,840	303,438,737
Cost of Revenue
Other cost of revenue	142,559,158	266,149,352	115,285,842
Purchases from related parties	166,119,456	106,960,453	157,615,325
	308,678,614	373,109,805	272,901,167

Gross Profit	32,807,200	44,920,035	30,537,570

Operating Expenses:
Selling expense	3,128,676	2,237,957	2,319,728
General and administrative expense	3,959,258	3,749,453	4,735,973
Total Operating Expenses	7,087,934	5,987,410	7,055,701
Income from Operations	25,719,266	38,932,625	23,481,869

Other Income (Expense):
Interest income	1,386,466	943,466	566,469
Other income	149,007	188,273	298,488
Interest expense	(5,886,727)	(6,253,098)	(2,258,425)
Other expense	(402,936)	(756,943)	(874,651)
Total Other Income (Expense)	(4,754,190)	(5,878,302)	(2,268,119)

Income Before Taxes and Minority Interest	20,965,076	33,054,323	21,213,750
Provision for income taxes	(2,330,851)	(1,916,468)	(696,754)
Minority interest in loss of consolidated subsidiary	-	(1,885)	3,395

Net Income	$18,634,225	$31,135,970	$20,520,391

Basic and Diluted Earnings per Common Share	$0.49	$0.82	$0.59

Net Income	$18,634,225	$31,135,970	$20,520,391
Foreign currency translation adjustment	555,410	12,261,597	3,488,320
Comprehensive Income	$19,189,635	$43,397,567	$24,008,711

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007, 2008 AND 2009

										Accumulated
	Series A Voting Convertible		Series B Voting Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Earnings	Income (Loss)	Equity

Balance, June 30, 2006	-	$-	304,182.73	$24,586,097	-	$-	$-	$5,664,889	$21,038,720	$1,431,650	$52,721,356
Issuance for cash, July	-	-	18,578.48	1,500,000	-	-	-	-	-	-	1,500,000
Issuance for cash, November	-	-	619.29	21,059,950	-	-	-	-	-	-	21,059,950
Capital distributions	-	-	-	(21,036,767)	-	-	-	-	-	-	(21,036,767)
Issuance for cash, February	-	-	39,473.56	10,570,762	-	-	-	-	-	-	10,570,762
Issuance to acquire Bronze
Marketing, Inc.	135,000	-	-	-	150,000	150	(150)	-	-	-	-
Issuance for services	20,122	528,077	-	-	-	-	-	-	-	-	528,077
Conversion of Series A Preferred
Stock into common stock	(155,122)	(528,077)	-	-	1,520,196	1,520	526,557	-	-	-	-
Conversion of Series B Preferred
Stock into common stock	-	-	(362,854.06)	(36,680,042)	36,285,406	36,285	36,643,757	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	2,083,380	18,437,011	-	20,520,391
Foreign currency translation
adjustment	-	-	-	-	-	-	-	-	-	3,488,320	3,488,320
Balance, June 30, 2007	-	-	-	-	37,955,602	37,955	37,170,164	7,748,269	39,475,731	4,919,970	89,352,089
Net income for the year	-	-	-	-	-	-	-	4,838,726	26,297,244	-	31,135,970
Foreign currency translation
adjustment	-	-	-	-	-	-	-	-	-	12,261,597	12,261,597
Balance, June 30, 2008	-	-	-	-	37,955,602	37,955	37,170,164	12,586,995	65,772,975	17,181,567	132,749,656
Net income for the year									18,634,225		18,634,225
Foreign currency translation
adjustment	-	-	-	-	-	-	-	-	-	555,410	555,410
Balance, June 30, 2009	-	$-	-	$-	37,955,602	$37,955	$37,170,164	$12,586,995	$84,407,200	$17,736,977	$151,939,291

The accompanying notes are an integral part of the consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$18,634,225	$31,135,970	$20,520,391
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	5,746,392	4,384,418	2,708,805
Minority interest in loss of consolidated subsidiary	-	1,885	(3,395)
Deferred income taxes	23,994	(272,375)	-
Stock based compensation	-	-	528,077
Gain on sale of assets	(161,458)	(2,844)	-
Changes in current assets and liabilities:
Trade accounts receivable, net	(2,111,269)	9,537,171	(13,596,643)
Other receivables, net	(226,140)	(48,258)	(41,539)
Advances to suppliers	4,139,480	7,869,743	(20,747,998)
Inventories	12,959,033	(24,623,639)	(9,075,799)
Accounts payable	6,202,723	1,562,872	395,630
Advances from customers	906,806	7,102,064	490,208
Other payables and accrued expenses	(24,798)	257,455	802,466
Advances to suppliers - related parties	(18,057,041)	(71,873,877)	(10,536,690)
Net Cash Provided by (Used in) Operating Activities	28,031,947	(34,969,415)	(28,556,487)

Cash Flows from Investing Activities:
Changes in notes receivable	99,296	89,430	(126,402)
Purchase of property and equipment, net of value
added tax refunds received	(16,473,995)	(10,872,302)	(8,850,305)
Proceeds from sale of assets	783,033	10,369	-
Purchase of land use rights	-	-	(198,301)
Net change in restricted cash	7,911,082	(26,998,292)	5,607,772
Net Cash Used in Investing Activities	(7,680,584)	(37,770,795)	(3,567,236)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	186,704,193	160,238,315	136,558,731
Payments on notes payable	(209,223,167)	(91,833,084)	(112,004,593)
Proceeds from issuance of Series B preferred stock	-	-	33,130,712
Proceeds from issuance of notes payable - related parties	3,354,441	8,411,508	-
Payments on notes payable - related parties	(2,520,812)	(2,244,164)	-
Payments on long-term debt	-	-	(2,554,598)
Capital distribution to shareholders	-	-	(21,036,767)
Net Cash Provided by (Used in) Financing Activities	(21,685,345)	74,572,575	34,093,485

Effect of Exchange Rate Changes on Cash	38,909	1,140,794	328,687

Net Change in Cash	(1,295,073)	2,973,159	2,298,449
Cash and Cash Equivalents at Beginning of Year	11,806,101	8,832,942	6,534,493
Cash and Cash Equivalents at End of Year	$10,511,028	$11,806,101	$8,832,942

Supplemental Cash Flow Information
Cash paid during the period for interest	$4,204,006	$5,952,002	$2,258,425
Cash paid during the period for taxes	$3,061,596	$3,746,316	$2,436,656

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

Nature of Operations - The operations of Changshu Huaye are located in the PRC. Changshu Huaye manufactures hot-dip galvanized steel (“HDG Steel”) and pre-painted galvanized steel (“PPGI”). In addition, Changshu Huaye owned a 90% interest in a consolidated subsidiary, Changshu Dongbang Sewage Treatment Co., Ltd. which is also located in the PRC. This subsidiary was sold during 2009. For the year ended June 30, 2009, approximately 93% of Changshu Huaye revenue is derived from sales within the PRC of steel products. A significant portion of the purchases and revenues of Changshu Huaye consist of transactions between Shanghai Huaye, which is owned by the Principal Stockholders, and its subsidiaries.

The operations of Jiangsu Cold-Rolled are also located in the PRC. Jiangsu Cold-Rolled operates several production lines that refines products such as cold-rolled steel and acid pickled steel through the use of various high-technology machines. For the year ended June 30, 2009 all of Jiangsu Cold-Rolled revenue is derived from sales of steel products within the PRC.

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

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $23,955,493 and $28,035,815 at June 30, 2009 and 2008, respectively. The Company also had advances from its customers in the amount of $17,845,426 and $16,871,618 at June 30, 2009 and 2008, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Benefit Plans   - Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $327,362, $492,804 and $315,821 for the years ended June 30, 2009, 2008 and 2007, respectively.

Share Based Payments – The Company accounts for share-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, share-based compensation expense reflects the fair value of share-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  A total of 2,000,000 shares of common stock were authorized for issuance under the plan.  The plan was approved by the board of directors on April 15, 2009 and approved by the stockholders on June 16, 2009.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended June 30,
	2009	2008	2007

Net income	$18,634,225	$31,135,970	$20,520,391

Weighted-average common shares outstanding	37,955,602	37,955,602	4,181,750
Effect of participating convertible Series B Preferred Stock	-	-	30,418,273
Weighted-Average Basic and Dilutive Common Shares Outstanding	37,955,602	37,955,602	34,600,023
Basic and Diluted Earnings per Common Share	$0.49	$0.82	$0.59

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 has not had a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for fiscal years ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 has not had a material impact on the Company’s financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165, also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the year ended June 30, 2009, as required, the adoption did not have a material impact on the Company’s financial statements.  The Company evaluated events subsequent to the balance sheet date through September 23, 2009.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	June 30,
	2009	2008
Raw materials	$18,266,080	$32,840,857
Finished goods	20,282,338	18,474,664
Total Inventory	$38,548,418	$51,315,521

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and equipment consisted of the following:

	June 30,
	2009	2008
Buildings and plant	$26,121,807	$17,525,800
Machinery	57,126,473	40,119,643
Office and other equipment	878,692	789,968
Vehicles	217,961	217,883
Construction in process	2,905,462	13,102,763
Total	87,250,395	71,756,057
Less accumulated depreciation	(17,484,268)	(12,019,445)
Net property, plant and equipment	$69,766,127	$59,736,612

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and plant	20 years
Machine	10 years
Office and other equipment	5 years
Vehicles	5 years

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 was $5,677,843, $4,311,708 and $2,653,422, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the years ended June 30, 2009, 2008, and 2007 was $68,549, $72,710 and $55,383, respectively. Intangible information by segment is presented below:

	Steel Coating	Cold Rolled
As of June 30, 2009	and Plating	Steel Production	Total
Gross Carrying Amount	$2,158,704	$1,233,924	$3,392,628
Accumulated Amortization	(239,439)	(105,691)	(345,130)
	$1,919,265	$1,128,233	$3,047,498

	Steel Coating	Cold Rolled
As of June 30, 2008	and Plating	Steel Production	Total
Gross Carrying Amount	$2,150,222	$1,374,597	$3,524,819
Accumulated Amortization	(195,493)	(90,395)	(285,888)
	$1,954,729	$1,284,202	$3,238,931

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule sets forth the estimated amortization expense for the periods presented:

Estimated Amortization Expense
For the year ending June 30, 2010	$67,819
For the year ending June 30, 2011	67,819
For the year ending June 30, 2012	67,819
For the year ending June 30, 2013	67,819
For the year ending June 30, 2014	67,819

NOTE 6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related party as of the dates presented:

Non related party short-term notes were comprised of the following:

	Maturity	June 30,	June 30,
	Date	2009	2008

Short-term notes payable, no interest rate, secured by cash deposits, guaranteed by related parties	various dates	$24,105,891	$65,455,921
Note payable at 4.86% interest, secured by land use right	8/4/2009	1,899,252	-
Note payable at 4.86% interest, secured by property	8/6/2009	8,327,489	-
Note payable at 5.31% interest, guaranteed by related party	8/13/2009	1,753,156	-
Note payable at 5.37% interest, guaranteed by related party	12/28/2009	1,460,963	-
Note payable at 5.31% interest, guaranteed by related party	2/26/2010	2,921,926	-
Note payable at 5.31% interest, secured by land use right	4/13/2010	4,382,889	-
Note payable at 6.03% interest, guaranteed by related party	4/29/2010	2,921,926	-
Note payable at 6.03% interest, guaranteed by related party	5/27/2010	7,304,815	-
Note payable at 5.31% interest, guaranteed by related party	6/25/2010	2,921,926	-
Note payable at 4.86% interest, guaranteed by related party	various dates	46,312,530	-
Note payable at 6.84% interest	matured	-	2,910,446
Note payable at 7.52% interest	matured	-	2,910,446
Note payable at 6.57% interest	matured	-	1,746,267
Note payable at 6.57% interest	matured	-	3,347,012
Note payable at 6.57% interest	matured	-	11,787,305
Note payable at 8.22% interest	matured	-	4,509,381
Note payable at 6.90% interest	matured	-	1,746,267
Note payable at 6.57% interest	matured	-	2,910,446
Note payable at 6.57% interest	matured	-	1,891,790
Note payable at 6.57% interest	matured	-	18,917,896
Note payable at 6.90% interest	matured	-	11,059,693
Total Short-Term Notes Payable		$104,312,763	$129,192,870

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes due to related parties were comprised of the following:

Short-term note payable to related party
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	$1,568,636	$1,311,510
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	1,052,099	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	79,997	-
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	99,997	-
Note payable to related party, at 5.00%, unsecured	12/20/2009	7,099,998	-
Total short-term notes payable - related parties		$9,900,727	$1,311,510

Long-term note payable to related party at 5.00% interest, unsecured	12/20/2009	$-	$7,099,998
Note payable to Principal Shareholder, 3.6% interest, unsecured	3/11/2012	99,998	$-
Note payable to Principal Shareholder, 5.0% interest, unsecured	4/29/2012	149,998	$-
Total long-term notes payable - related parties		$249,996	$7,099,998

Long-term note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	-
Total long-term notes payable		$2,859,995	$-

The Company has certain notes payable that indicate that they have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

The Company’s debt agreements contain debt covenants which require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at June 30, 2009.

NOTE 7 - RELATED PARTIES

The Company sells it products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of 20 sister companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the years ended June 30, 2009, 2008, and 2007, costs of revenue include purchases from these related parties of $166,119,456, $106,960,453 and $157,615,325, respectively.

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At June 30, 2009 and 2008, the net amounts due from related parties were $95,810,109 and $76,118,544, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers to related parties are relieved once the goods are received.

At June 30, 2009, the Company had unused letters of credit totaling $54,347,826 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months, carries an interest rate of 5% and is included in the accompanying balance sheet at June 30, 2009 under the caption short term notes payable – related parties.

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million.  The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $2.8 million and $1.3 million at June 30, 2009 and 2008, respectively.

On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the Principal Shareholder approximately $17,500 per month.

On March 11, 2009, Ms. Chen loaned the Company $99,998.  The loan is for a period of 36 months, carries an interest rate of 3.60% and is included in the accompanying balance sheet at June 30, 2009 under the caption long-term notes payable – related parties.

On April 29, 2009, Ms. Chen loaned the Company $149,998.  The loan is for a period of 36 months, carries an interest rate of 5.00% and is included in the accompanying balance sheet at June 30, 2009 under the caption long-term notes payable – related parties.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Taxes payable are a component of other payables and accrued expenses in the accompanying consolidated balance sheets and consisted of:

	June 30,
	2009	2008
Value added tax	$813,789	$339,849
Income tax	337,646	1,035,182
Surtax, insurance, other	23,675	115,046
Total Taxes	$1,175,110	$1,490,077

The statutory tax rate for 2009 is 25%. Due to the change in tax rate during fiscal 2008, the statutory tax rate for June 30, 2008 is a blended rate of approximately 30%, which was calculated as 33% during the six months ended December 31, 2007 and 25% during the six months ended June 30, 2008. For the year ended June 30, 2007 the statutory rate was 33%.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the Years Ended June 30,
	2009	2008	2007

Income tax calculated at statutory rates	$5,241,269	$10,003,860	$7,000,538
Investment tax credit	-	(1,385,711)	(1,889,992)
Benefit of favorable rates	(573,128)	(1,640,703)	(1,886,627)
Benefit of tax holiday	(2,641,149)	(5,008,137)	(2,615,685)
Tax effect of change in tax rates	-	165,585	-
Tax effect of parent and sewer losses	303,859	(218,426)	88,520
Provision for income taxes	$2,330,851	$1,916,468	$696,754

Deferred taxes are comprised of the following:

	June 30,
	2009	2008

Allowance for doubtful trade receivables	$75,637	$16,105
Allowance for doubtful other receivables	20,979	-
Allowance for doubtful advances to suppliers	169,494	272,871

Total deferred income tax assets	$266,110	$288,976

The provision for income taxes is comprised of the following:
	For the Years Ended June 30,
	2009	2008	2007

Current	$2,307,985	$2,205,444	$696,754
Deferred	22,866	(288,976)	-
Provision for income taxes	$2,330,851	$1,916,468	$696,754

If the Company had not been granted a “tax holiday” during the years ended June 30, 2009, 2008, and 2007, the provision for income taxes would have been $4,972,000, $6,924,605, and $3,312,439, respectively. Net income after income tax for the years ended June 30, 2009, 2008, and 2007 would have been $15,993,076, $26,127,833, and $17,904,706, respectively. Basic and diluted earnings per common share for the years ended June 30, 2009, 2008, and 2007 diluted earnings per common share would have been $0.42, $0.69, and $0.52, respectively.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency remittance - The Company’s revenue is either earned in the PRC or remitted to banks within the PRC and is denominated in the PRC’s currency of RMB. The transfer of currencies outside of the PRC must be converted into other currencies. Both the conversion of RMB into foreign currencies and the remittance of those currencies outside the PRC require approval of the PRC government.

Commitment under Make Good Agreement - On February 1, 2007, the Company issued 39,473.56 shares of Series B Preferred Stock in a private placement offering for $10,570,762 of cash, net of $720,000 of commissions and other costs of $709,238. In connection with the private placement offering, a Principal Shareholder delivered 39,473.68 shares of Series B voting convertible preferred stock into an escrow pursuant to the terms of a Make Good Agreement. Upon conversion, as described below, the Series B Preferred Stock held in the escrow was exchanged for 3,947,368 shares of common stock. Under the terms of the Make Good Agreement, the escrow agent would have released a portion of the escrowed shares to the investors under the private placement offering if the Company’s net income was not at least $18,900,000 and $23,500,000 for the years ending June 30, 2007 and 2008, respectively. The Company achieved the net income requirements above for the year ended June 30, 2008 and 2007. On December 7, 2007, the escrow agent returned 1,973,684 shares to the Principal Shareholder and on October 23, 2008 the escrow agent returned the remaining 1,973,684 shares to the Principal Shareholder and no contingent obligation remains under the Make Good Agreement.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock - On February 3, 2006, the articles of incorporation were amended to authorize 1,000,000 shares of preferred stock with a par value of $0.001 per share. The Company may issue the preferred stock in one or more series with such rights, preferences and designations as determined by its Board of Directors. On November 3, 2006, and amended on January 24, and January 25, 2007, the Board of Directors designated 185,000 shares of Series A voting convertible preferred stock and 500,000 shares of Series B preferred stock. All shares of Series A preferred stock and Series B preferred stock have been converted into common shares. Since the Series A and Series B shares have been converted, there are 1,000,000 shares of preferred stock that remain undesignated.

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

On March 9, 2007, the 362,854.06 shares of Series B Preferred Stock outstanding were converted into 36,285,406 shares of common stock on the basis of 100 shares of common stock for one share of Series B Preferred Stock.

Statutory Reserves - According to the articles of association of Changshu Huaye and Jiangsu Cold-Rolled, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

2009 Equity Incentive Plan - During 2009 the Company created the 2009 Equity Incentive Plan and reserved 2,000,000 shares of the Company’s common stock to be included as part of the plan.  There were no issuances under the plan during fiscal 2009.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain segment information is presented below:

At June 30, 2009 and for the year then ended	Changshu Huaye	Jiangsu Cold- Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$237,800,296	$103,685,518	$-	$341,485,814
Total operating expenses	5,215,809	1,271,239	600,886	7,087,934
Interest income	1,304,032	82,434	-	1,386,466
Interest expense	1,303,045	4,125,061	458,621	5,886,727
Depreciation and amortization expense	2,184,553	3,561,839	-	5,746,392
Provision for income taxes	1,785,647	545,204	-	2,330,851
Net income	11,829,839	7,863,893	(1,059,507)	18,634,225
Capital expenditures, net of VAT refunds	1,680,613	14,793,382	-	16,473,995
Total assets	232,770,219	129,016,250	(59,372,775)	302,413,694

At June 30, 2008 and for the year then ended	Changshu Huaye	Jiangsu Cold- Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$260,528,089	$157,501,751	$-	$418,029,840
Total operating expenses	4,635,428	665,992	685,990	5,987,410
Interest income	832,179	111,287	-	943,466
Interest expense	1,944,739	4,120,647	187,712	6,253,098
Depreciation and amortization expense	2,024,644	2,359,774	-	4,384,418
Provision for income taxes	1,916,468	-	-	1,916,468
Net income	26,169,281	5,840,391	(873,702)	31,135,970
Capital expenditures, net of VAT refunds	455,198	10,417,104	-	10,872,302
Total assets	196,192,239	101,176,306	(838,438)	296,530,107

At June 30, 2007 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Inter-Segment and Reconciling Items	Total
Revenue	$257,707,856	$45,730,881	$-	$303,438,737
Total operating expenses	4,424,360	1,293,103	1,338,238	7,055,701
Interest income	544,467	5,104	16,898	566,469
Interest expense	2,093,320	165,105	-	2,258,425
Depreciation and amortization expense	1,793,356	915,449	-	2,708,805
Provision for income taxes	696,754	-	-	696,754
Net income	21,286,961	834,850	(1,601,420)	20,520,391
Capital expenditures, net of VAT refunds	(498,378)	9,348,683	-	8,850,305
Total assets	99,195,391	59,362,560	(853,634)	157,704,317

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2009, 2008, and 2007:

	Years Ended June 30,
Geographic Area	2009	2008	2007
People's Republic of China	$318,000,791	$401,872,120	$272,460,649
Hong Kong	2,135,061	470,456	24,968,006
Other Countries	21,349,962	15,687,264	6,010,082
Total	$341,485,814	$418,029,840	$303,438,737

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables are a summary of unaudited quarterly financial information for the years ended June 30, 2009, 2008 and 2007.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009
Revenues	$101,777,689	$70,836,277	$76,456,937	$92,414,911
Income from Operations	12,312,783	6,155,081	4,643,152	2,608,250
Net Income	10,121,197	4,426,239	3,064,698	1,022,091
Basic and Diluted Earnings Per Common Share	0.27	0.11	0.08	0.03

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008
Revenues	$99,490,092	$114,892,021	$98,101,235	$105,546,492
Income from Operations	8,320,903	8,658,641	10,179,585	11,773,496
Net Income	6,619,990	6,687,792	7,792,258	10,035,930
Basic and Diluted Earnings Per Common Share	0.17	0.18	0.21	0.26

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
Revenues	$61,397,183	$78,610,889	$71,283,941	$92,146,724
Income from Operations	3,437,274	5,134,447	4,978,618	9,931,530
Net Income	3,032,156	4,464,447	3,885,959	9,137,829
Basic and Diluted Earnings Per Common Share	0.09	0.14	0.11	0.25

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED BALANCE SHEETS

	June 30,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$42,657	$63,666
Total Current Assets	42,657	63,666

Investment in unconsolidated subsidiaries	163,985,051	139,973,700

TOTAL ASSETS	$164,027,708	$140,037,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$646,335	$187,712
Notes Payable - related parties	8,332,091	-
Total Current Liabilities	8,978,426	187,712

Long-Term Liabilities
Notes Payable	2,859,995	-
Notes Payable - Related Parties	249,996	7,099,998
Total Long-Term Liabilities	3,109,991	7,099,998

Stockholders' Equity
Undesignated preferred stock - $0.001 par value;
1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	37,170,164	37,170,164
Statutory reserves	12,586,995	12,586,995
Retained earnings	84,407,200	65,772,975
Accumulated other comprehensive income	17,736,977	17,181,567
Total Stockholders' Equity	151,939,291	132,749,656

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$164,027,708	$140,037,366

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2009	2008	2007

General and Administrative expenses	$(600,886)	$(685,990)	$(1,321,340)
Interest expense	(458,621)	(187,712)	-
Equity in earnings of unconsolidated subsidiaries	19,693,732	32,009,672	21,841,731

Net Income	$18,634,225	$31,135,970	$20,520,391

SUTOR TECHNOLOGY GROUP LIMITED
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$18,634,225	$31,135,970	$20,520,391
Stock based compensation	-	-	528,077
Adjustments to reconcile net income to net cash used in operating activitites:
Undistributed equity in earnings of unconsolidated subsidiaries	(19,693,732)	(32,009,672)	(21,841,731)
Changes in current assets and liabilities:
Other payables and accrued expenses	458,623	187,712	-
Net Cash Used in Operating Activities	(600,884)	(685,990)	(793,263)

Cash Flows from Investing Activities
Investment in subsidiaries	(2,860,104)	(6,377,953)	(9,953,064)
Net Cash Used in Investing Activities	(2,860,104)	(6,377,953)	(9,953,064)

Cash Flows from Financing Activities:
Proceeds from issuance of related party notes payable	3,439,979	7,099,998	179,993
Proceeds from issuance of Series B preferred stock	-	-	10,570,762
Cash contributed by shareholders	-	-	21,059,950
Cash distributed to shareholders	-	-	(21,036,767)
Net Cash Provided by Financing Activities:	3,439,979	7,099,998	10,773,938

Net increase in cash and cash equivalents	(21,009)	36,055	27,611
Cash at beginning of period	63,666	27,611	-
Cash and Cash Equivalents at End of Period	$42,657	$63,666	$27,611