Form 10-Q
period 2009-09-30
Sutor Technology Group LTD
filed 2009-11-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

_____________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
 Three Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		1
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4.	CONTROLS AND PROCEDURES	26

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27
ITEM 1A.	RISK FACTORS	27
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 5.	OTHER INFORMATION	27
ITEM 6.	EXHIBITS	27

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and
June 30, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for
the Three Months Ended September 30, 2009 and 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2009 and 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Pro-Forma
	Stockholders' Equity
	September 30,	September 30,	June 30,
	2009	2009	2009
	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents		$13,518,156	$10,653,438
Restricted cash		55,194,783	64,811,741
Trade accounts receivable, net of allowance for
doubtful accounts of $384,887 and $816,268, respectively		6,194,651	12,107,602
Other receivables		310,852	463,916
Advances to suppliers, related parties		105,279,904	76,391,552
Advances to suppliers, net of allowance
of $1,035,518 and $898,762, respectively		11,802,447	25,039,763
Inventory		38,302,420	44,163,502
Notes receivable		131,625	178,237
Deferred taxes		358,750	397,998
Total Current Assets		231,093,588	234,207,749
Property and Equipment, net of accumulated depreciation of
$20,643,782 and $18,799,763, respectively		75,573,561	77,242,707
Intangible Assets, net of accumulated amortization of
$362,474 and $345,130, respectively		3,033,727	3,047,498
TOTAL ASSETS		$309,700,876	$314,497,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable		$12,610,520	$16,077,413
Advances from customers		15,306,133	18,805,901
Other payables and accrued expenses		3,949,801	3,950,327
Short-term notes payable		105,629,796	104,338,736
Short-term notes payable - related parties		10,102,311	9,900,727
Total Current Liabilities		147,598,561	153,073,104
Long-Term Notes Payable		2,859,995	2,859,995
Long-Term Notes Payable - Related Parties		249,996	249,996
Total Liabilites		150,708,552	156,183,095

Stockholders' Equity
Undesignated preferred stock - $0.001 par value;
1,000,000 shares authorized; no shares outstanding	$-	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
37,955,602 shares outstanding	37,955	37,955	37,955
Additional paid-in capital	42,233,307	42,233,307	42,233,307
Statutory reserves	12,601,921	12,601,921	12,601,921
Retained earnings	78,766,456	85,366,456	84,865,780
Accumulated other comprehensive income	18,752,685	18,752,685	18,575,896
Total Stockholders' Equity	$152,392,324	158,992,324	158,314,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$309,700,876	$314,497,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
Revenue:
Revenue	$56,804,565	$92,837,484
Revenue from related parties	67,003,757	37,219,878
	123,808,322	130,057,362
Cost of Revenue
Other cost of revenue	63,642,535	51,153,046
Purchases from related parties	55,757,299	64,123,469
	119,399,834	115,276,515

Gross Profit	4,408,488	14,780,847

Operating Expenses:
Selling expense	1,604,096	736,165
General and administrative expense	1,294,215	664,296
Total Operating Expenses	2,898,311	1,400,461
Income from Operations	1,510,177	13,380,386

Other Income (Expense):
Interest income	480,572	492,350
Other income	319,803	55,572
Interest expense	(1,346,898)	(1,531,046)
Other expense	(239,589)	(131,863)
Total Other Income (Expense)	(786,112)	(1,114,987)

Income Before Taxes and Minority Interest	724,065	12,265,399
Provision for income taxes	(223,389)	(1,403,097)

Net Income	$500,676	$10,862,302

Basic and Diluted Earnings per Common Share	$0.01	$0.29

Basic and Diluted Weighted Average Shares	37,955,602	37,955,602

Net Income	$500,676	$10,862,302
Foreign currency translation adjustment	176,789	374,980
Comprehensive Income	$677,465	$11,237,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$500,676	$10,862,302
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	1,840,352	1,229,998
Deferred income taxes	39,646	165,215
Gain on sale of assets	-	(161,346)
Changes in current assets and liabilities:
Trade accounts receivable, net	5,922,669	(4,089,870)
Other receivables, net	153,474	(338,219)
Advances to suppliers	13,256,897	17,726,151
Inventories	5,904,564	(33,686,006)
Accounts payable	(3,482,040)	(3,137,292)
Advances from customers	(3,517,770)	(5,105,367)
Other payables and accrued expenses	(3,935)	1,107,471
Advances to suppliers - related parties	(28,793,173)	61,008,281
Net Cash Provided by (Used in) Operating Activities	(8,178,640)	45,581,318

Cash Flows from Investing Activities:
Changes in notes receivable	46,776	185,322
Purchase of property and equipment, net of value
added tax refunds received	(73,792)	(4,096,689)
Proceeds from sale of assets	-	782,493
Net change in restricted cash	9,680,250	9,828,144
Net Cash Provided by Investing Activities	9,653,234	6,699,270

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	61,432,374	20,525,557
Payments on notes payable	(60,250,220)	(74,239,886)
Proceeds from issuance of notes payable - related parties	199,932	4,060,737
Net Cash Provided by (Used in) Financing Activities	1,382,086	(49,653,592)

Effect of Exchange Rate Changes on Cash	8,038	29,449

Net Change in Cash	2,864,718	2,656,445
Cash and Cash Equivalents at Beginning of Year	10,653,438	12,494,339
Cash and Cash Equivalents at End of Year	$13,518,156	$15,150,784

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,023,281	$1,253,855
Cash paid during the period for taxes	$91,327	$1,080,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited (the “Company”) was organized by Hong Kong Huaye and Shanghai Huaye. Hong Kong Huaye and Shanghai Huaye are each owned 80% and 20%, respectively, by two individuals (the “Principal Owners”). The Company’s operations are conducted through its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”), Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”), Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”) and Ningbo Zhehua Heavy Steel Pipe Manufacturing CO., LTD. (“Ningbo Zhehua”).

Ningbo Zhehua was organized under the laws of the People’s Republic of China (“PRC”) on April 5, 2004. On November 10, 2009, pursuant to an Equity Transfer Agreement (the “Agreement”), Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye for approximately $6.6 million in cash. The acquisition was a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.

As a result of the reorganization, the accompanying financial statements have been restated to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented. The $6.6 million payment to Shanghai Huaye has been recognized as a dividend distribution to those shareholders on November 10, 2009. The September 30, 2009 pro forma Stockholders’ Equity has been prepared to present the $6.6 million dividend distribution as though it had occurred on September 30, 2009. The assets, liabilities and stockholder’s equity of the previously separate companies at September 30, 2009 and June 30, 2009 were as follows:

	September 30, 2009				June 30, 2009

	Sutor	Ningbo	Adjustments	Combined	Sutor	Ningbo	Adjustments	Combined
Current assets	$227,441,765	$27,265,093	$(23,613,269)	$231,093,589	$229,600,069	$25,363,397	$(20,755,717)	$234,207,749
Property and equipment	68,258,117	7,315,444		75,573,561	69,766,127	7,476,580		77,242,707
Total assets	298,733,608	34,580,537	(23,613,269)	309,700,876	302,413,694	32,839,977	(20,755,717)	314,497,954
Current liabilities	$143,328,474	$27,883,356	$(23,613,269)	$147,598,561	$147,364,412	$26,464,410	$(20,755,718)	$153,073,104
Long-term liabilities	3,109,991	-		3,109,991	3,109,991	-	-	3,109,991
Common stock	37,955	5,063,143	(5,063,143)	37,955	37,955	5,063,143	(5,063,143)	37,955
Additional paid-in capital	37,170,164	-	5,063,143	42,233,307	37,170,164	-	5,063,143	42,233,307
Statutory reserves	12,586,995	14,926		12,601,921	12,586,995	14,926	-	12,601,921
Retained earnings	84,584,674	781,782		85,366,456	84,407,200	458,580	-	84,865,780
Accumulated other comprehensive income	17,915,355	837,330		18,752,685	17,736,977	838,919	-	18,575,896
Total liabilities and
stockholder's equity	$298,733,608	$34,580,537	$(23,613,269)	$309,700,876	$302,413,694	$32,839,978	$(20,755,718)	$314,497,954

Ningbo has reflected receivables from, and payables to related parties on a gross basis while Sutor has reflected them on a net basis due to the right of offset.  The related party balances of Ningbo have been reclassified in the above table to the net presentation method used by Sutor.  In addition the common stock of Ningbo has been eliminated in consolidation.

The results of the operations of the previously separate companies were as follows:

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008

	Sutor	Ningbo	Combined	Sutor	Ningbo	Combined
Net sales	$107,371,287	$16,437,035	$123,808,322	$101,777,689	$28,279,673	$130,057,362
Net income	185,936	314,740	500,676	10,121,197	741,105	10,862,302

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Operations - The Company’s operations are located in the (“PRC”). For the three months ended September 30, 2009, approximately 93.48% of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel and acid pickled steel and manufactures hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe.

In addition, Changshu Huaye owned a 90% interest in Changshu Dongbang Sewage Treatment Co., Ltd., which was a consolidated subsidiary until it was sold during the quarter ended September 30, 2008.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at September 30, 2009 and for the three months ended September 30, 2009 and 2008 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $11,802,447 and $25,039,763 at September 30, 2009 and June 30, 2009, respectively. The Company also had advances from its customers in the amount of $15,306,133 and $18,805,901 at September 30, 2009 and June 30, 2009, respectively.

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

Share Based Payments – The Company accounts for share-based compensation to reflect the fair value of share-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  A total of 2,000,000 shares of common stock were authorized for issuance under the Company’s stock compensation plan.  The plan was approved by the board of directors on April 15, 2009 and approved by the stockholders on June 16, 2009.  There are no options issued or outstanding in any of the periods presented.

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

Recently Enacted Accounting Standards - In June 2009, the Financial Accounting Standards Board (the FASB) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the fiscal year 2011. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on its condensed consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will become effective for the Company in the second fiscal quarter of 2010. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2009, the FASB issued guidance which establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  This guidance also requires disclosure of the date through which subsequent events have been evaluated.  The Company adopted this standard for the interim period ended June 30, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.  We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on November 13, 2009 which is the date the financial statements were issued

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2009	2009
Raw materials	$24,342,949	$19,928,175
Work in process	8,805	8,795
Finished goods	13,950,666	24,226,532
Total Inventory	$38,302,420	$44,163,502

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

Property and equipment consisted of the following:
	September 30,	June 30,
	2009	2009
Buildings and plant	$26,274,275	$26,246,637
Machinery	66,076,037	64,664,413
Office and other equipment	957,558	1,070,092
Vehicles	260,764	260,490
Construction in process	2,648,709	3,800,748
Total	96,217,343	96,042,380
Less accumulated depreciation	(20,643,782)	(18,799,673)
Net property, plant and equipment	$75,573,561	$77,242,707

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and plant	20 years
Machine	10 years
Office and other equipment	5 years
Vehicles	5 years

Depreciation expense for the three months ended September 30, 2009 and 2008 was $1,823,380 and $1,212,326, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non-related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

Non-related party notes payable were comprised of the following:

	Maturity	September 30,	June 30,
	Date	2009	2009
Short-term notes payable, no interest rate, secured by cash
deposits, guaranteed by related parties	various dates	$19,933,896	$24,105,891
Note payable at 5.37% interest, guaranteed by related party	12/28/2009	1,462,501	1,460,963
Note payable at 5.31% interest, guaranteed by related party	2/26/2010	2,925,003	2,921,926
Note payable at 5.31% interest, secured by land use right	4/13/2010	4,387,504	4,382,889
Note payable at 6.03% interest, guaranteed by related party	4/29/2010	2,925,003	2,921,926
Note payable at 6.03% interest, guaranteed by related party	5/27/2010	7,312,507	7,304,815
Note payable at 5.31% interest, guaranteed by related party	6/25/2010	2,925,003	2,921,926
Note payable at 4.86% interest, guaranteed by related party	various dates	22,083,772	46,312,530
Note payable at 4.78% interest, guaranteed by related party	various dates	24,423,774	-
Note payable at 5.10% interest, guaranteed by related party	2/10/2010	1,755,002	-
Note payable at 0.44% interest, guaranteed by related party	1/19/2010	512,876	-
Note payable at 0.39% interest, guaranteed by related party	1/28/2010	1,567,235	-
Note payable at 1.03% interest, guaranteed by related party	2/28/2010	984,458	-
Note payable at 4.86% interest, secured by property	3/22/2010	5,118,755	-
Note payable at 5.31% interest, guaranteed by related party	7/9/2010	7,312,507	-
Note payable at 5.37% interest, secured by a letter of credit	matured	-	25,973
Note payable at 4.86% interest, secured by land use right	matured	-	1,899,252
Note payable at 4.86% interest, secured by property	matured	-	8,327,489
Note payable at 5.31% interest, guaranteed by related party	matured	-	1,753,156
Total Short-Term Notes Payable		$105,629,796	$104,338,736

Long-term note payable at 6.00% interest, unsecured	11/20/2011	$2,859,995	$2,859,995
Total long-term notes payable		$2,859,995	$2,859,995

Notes payable due to related parties were comprised of the following:

Short-term notes payable to related parties

Note payable to Principal Shareholder, no interest rate, unsecured	On demand	$1,570,288	$1,568,636
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	1,052,099	1,052,099
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	79,998	79,997
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	99,998	99,997
Note payable to Principal Shareholder, at 2.00%, unsecured	7/25/2010	199,930	-
Note payable to related party, at 5.00%, unsecured	12/20/2009	7,099,998	7,099,998
Total short-term notes payable - related parties		$10,102,311	$9,900,727

Long-term notes payable to related parties

Note payable to Principal Shareholder, 3.60% interest, unsecured	3/11/2012	$99,998	$99,998
Note payable to Principal Shareholder, 5.00% interest, unsecured	4/29/2012	149,998	149,998
Total long-term notes payable - related parties		$249,996	$249,996

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has certain notes payable that indicate that they have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

The Company’s debt agreements contain debt covenants which require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at September 30, 2009.

NOTE 6 - RELATED PARTIES

The Company sells it products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of 20 sister companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended September 30, 2009 and 2008, costs of revenue include purchases from these related parties of $55,757,299 and $64,123,469, respectively.

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At September 30, 2009 and June 30, 2009, the net amounts due from related parties were $105,279,904 and $76,391,552, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers to related parties are relieved once the goods are received.

At September 30, 2009, the Company had unused letters of credit totaling $63,618,814 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for a period of 24 months, carries an interest rate of 5% and is included in the accompanying balance sheet at September 30, 2009 under the caption short term notes payable – related parties.

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million.  The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $2.8 million and $2.8 million at September 30, 2009 and June 30, 2009, respectively.

On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the Principal Shareholder approximately $17,500 per month.  As of September 30, 2009 the Company has accrued expense for this lease of $175,500 that is included on the Balance Sheet under the caption Other payables and accrued expenses.

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

On July 25, 2009, Ms. Chen loaned the Company $199,930. The loan is for a period of 12 months, carries an interest rate of 2.00% and is included in the accompanying balance sheet at September 30, 2009 under the caption short term notes payable – related parties.

Some of the Company’s notes payables are guaranteed by related parties as described in Note 6.

NOTE 7 - INCOME TAXES

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT rate of 25% for 2009 and beyond. Jiangsu Cold-Rolled is subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua is subject to an EIT of 25% and has no preferential tax treatments.  The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on the Company’s business, fiscal condition and current operations in China.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SEGMENT INFORMATION

The Company has three reportable segments represented by its three subsidiaries Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Cold-Rolled offers cold-rolled steel strips and acid pickled steel products and Ningbo Zhehua produces heavy steel pipe products.

Certain segment information is presented below:

At September 30, 2009 and for the three months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Inter-Segment and Reconciling Items	Total
Revenue	$59,524,248	$69,131,185	$16,437,035	$(21,284,146)	$123,808,322
Total operating expenses	1,942,408	267,864	451,902	236,136	2,898,311
Interest income	418,885	3,513	58,174	-	480,572
Interest expense	306,204	891,656	12,415	136,623	1,346,898
Depreciation and amortization expense	547,926	1,105,112	187,314	-	1,840,352
Provision for income taxes	80,584	37,892	104,913	-	223,389
Net income	241,752	316,945	314,740	(372,760)	500,676
Capital expenditures, net of VAT refunds	9,396	42,424	21,972	-	73,792
Total assets	230,443,455	150,571,785	10,967,268	(82,281,632)	309,700,876

At September 30, 2008 and for the three months ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Inter-Segment and Reconciling Items	Total
Revenue	$78,095,483	$74,120,807	$28,279,673	$(50,438,601)	$130,057,362
Total operating expenses	375,145	510,336	339,285	175,695	1,400,461
Interest revenue	439,488	35,960	16,902	-	492,350
Interest expense	355,902	1,035,355	50,310	89,479	1,531,046
Depreciation and amortization expense	546,095	619,364	64,539	-	1,229,998
Provision for income taxes	1,186,298	-	216,799	-	1,403,097
Net income	7,764,822	2,502,556	741,105	(146,181)	10,862,302
Capital expenditures, net of VAT refunds	395,466	3,509,032	192,191	-	4,096,689
Total assets	222,343,907	122,120,152	49,459,156	(116,741,480)	277,181,735

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
Geographic Area	2009	2008
People's Republic of China	$115,737,743	$112,926,143
Hong Kong	37,143	$1,956,057
Other Countries	8,033,436	$15,175,162
Total	$123,808,322	$130,057,362

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China and the current global economic crisis on our business and on our customers’ business; the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report, and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2009 and subsequent SEC filings.  The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to: (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Changshu Huaye” are to our subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iii) “Jiangsu Cold-Rolled” are to our subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Ningbo Zhehua” are to our subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a corporation incorporated in the People’s Republic of China of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao are 100% owners, and its subsidiaries; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (x) “China” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

Overview of Our Business

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel ("HDG Steel") and prepainted galvanized steel ("PPGI"). In addition, we produce acid pickled steel ("AP Steel") and cold-rolled steel, which represent the less processed of our finished products. As a result of our recent acquisition of Ningbo Zhehua, our product offerings are now expanded to welded steel pipe products. A large portion of our AP Steel and cold-rolled steel is used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water industries. Most of our customers are located in China, with domestic sales accounting for 93.5% of our total revenue in fiscal year 2009. Our primary export markets are Europe, Middle East, South America, the United States, Southeast Asia and Hong Kong.

At our manufacturing facilities in Changshu, China, we currently operate three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 700,000 metric tons (“MT”) for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steel and 250,000 MT for cold-rolled steel.

Executive Overview of Quarterly Results

As a result of the acquisition of Ningbo Zhehua from Shanghai Huaye in November 2009, a company that is 100% owned by our chief executive officer, chairwoman and majority shareholder Lifang Chen and her husband Feng Gao, our financial statements for the periods covered by this quarterly report were restated to reflect the reorganization of Ningbo Zhehua as if the acquisition had happened at the beginning of each period.

Our results during the quarter ended September 30, 2009 were adversely affected by the significant decline in steel price resulting from the global economic slowdown.  The global economic crisis had a negative impact on the steel industry generally, leading to a decline of the price of our main raw material steel which caused the per unit sales price of our products and our revenue to decrease. In response to the global economic crisis, we also made a strategic decision to reduce our per unit sales price in certain instances to both maintain our market share and attract new customers. While our revenue and net income decreased due to falling steel prices, we still made a profit in the quarter ended September 30, 2009.

We will continue to focus on reducing costs, increasing sales, maximizing asset utilization and improving our operations.  Additionally, we believe we will benefit from Chinese government’s US$586 billion stimulus package which will be implemented step by step. We believe that the plan’s 45% investment in infrastructure, 25% of investment in reconstruction of earthquake-hit areas, and 4% investment in technological innovation and structural adjustment will increase market demand for steel products like ours and expect our revenue to grow in the next quarter. The following summarizes certain key quarterly financial information for the first fiscal quarter.

•	Revenue: Revenue was $123.8 million for the three months ended September 30, 2009, a decrease of $6.3 million, or 4.8%, from $130.1 million for the same period last year.

•	Gross Margin: Gross margin was 3.6% for the three months ended September 30, 2009, as compared to 11.4 % for the same period last year.

•	Net Income: Net income was $0.5 million for three months ended September 30, 2009, a decrease of $10.4 million, or 95.4%, from $10.9 million for the same period of last year.

•	Fully diluted net income per share: Fully diluted net income per share was $0.01 for three months ended September 30, 2009, as compared to $0.29 for the same period last year.

Recent Developments

On November 6, 2009, our subsidiary Changshu Huaye entered into an equity transfer agreement with Shanghai Huaye pursuant to which Changshu Huaye purchased a 100% equity interest in Ningbo Zhehua for the total purchase price of RMB 45,172,855.34 (approximately $6.6 million). Ningbo Zhehua  manufactures and sells a variety of welded steel pipes.  The acquisition closed on November 10, 2009.

Our major shareholder, chief executive officer and chairwoman, Lifang Chen and her husband Feng Gao are 100% owners of Shanghai Huaye. As a result, the Agreement with Shanghai Huaye was identified and acknowledged by the Company’s Board of Directors from the outset as a related party transaction and an independent appraiser was hired to assist in determining the value of Ningbo Zhehua. On November 5, 2009, the Audit Committee of the Board approved the related-party transaction and recommended approval of the Agreement to the Board. The Board approved the Agreement on November 5, 2009, with Ms. Chen abstaining.  Please see the Company’s current report on Form 8-K filed on November 10, 2009 for more details.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. As a result of the recent acquisition of Ningbo Zhehua, our revenue also is generated from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

Our operations consist of three business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities.  Changshu Huaye manufactures HDG Steel and PPGI products.  In the three months ended September 30, 2009 and 2008, Changshu Huaye generated revenue of $59.5 million and $78.1million, which represented 48.1% and 60.0% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP Steel, cold-rolled steel and HDG Steel.  In the three months ended September 30, 2009 and 2008, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $47.8 million and $23.7 million, which represented 38.6% and 18.2% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products.  In the three months ended September 30, 2009 and 2008, Ningbo Zhehua generated revenue of $16.4 million and $28.3 million, which represented 13.3% and 21.7% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 54.1% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2009, an increase from 28.6% in the same period last year.  In response to the economic slowdown and the trend of consolidation in the steel industry, we made a strategic decision to sell more products to Shanghai Huaye in order to capitalize on Shanghai Huaye’s extensive sales network and to increase market share and build brand value.

Cost of Revenue

Cost of revenue includes direct costs to manufacture our products, including the cost of raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of product.

Direct costs of manufacturing are generally highest when we first introduce a new product due to higher start-up costs and higher raw material costs. As production volume increases, we typically improve manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our new HDG production lines, which started operation at the end of September 2008, had a relatively high cost of production in fiscal year 2009.  The two production lines are starting to operate at normal levels so we expect our manufacturing efficiency to improve in the future.

In the three months ended September 30, 2009, approximately 46.7% of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye, it has stronger bargaining power than us and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower purchase prices from suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended September 30, 2009, gross margin for domestic and international sales were approximately 3.0% and 11.5%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 4.8%, 3.3% and 5.0% in the three months ended September 30, 2009, respectively.  Changes in our gross margins are primarily because we made a strategic decision to reduce our sales price in some instances to retain our market share.

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

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the three months ended September 30, 2009.

BVI

Sutor BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law (the “New EIT Law”), and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified enterprise income tax (“EIT”) of 25.0% on all domestic-invested enterprises and Foreign Invested Entities (“FIEs”) established in the PRC, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the New EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

Our subsidiary Changshu Huaye was subject to an EIT rate of 12.5% for calendar year 2008 and is and will be subject to an EIT rate of 25% for calendar year 2009 and beyond. Our subsidiary Jiangsu Cold-Rolled is subject to an EIT rate of 12.5% for 2009, 2010 and 2011. Ningbo Zhehua is subject to an EIT rate of 25% for calendar year 2009.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income.  The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.”  On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Reportable Operating Segments

As a result of the acquisition of Ningbo Zhehua, we now have three reportable operating segments which are categorized based on manufacturing facility – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP Steel, Cold-Rolled Steel and HDG Steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 10, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

On November 10, 2009, the Company acquired from Shanghai Huaye all of the equity of Ningbo Zhehua for a cash payment of approximately $6.6 million.  We consider Shanghai Huaye to be an affiliate due to the fact that Ms. Lifang Chen, our major shareholder, chief executive officer and chairwoman, and her husband Feng Gao own 100% of Shanghai Huaye.  We treated the acquisition of Ningbo Zhehua as a related party transaction.  From an accounting perspective, the acquisition was accounted for as a transfer of equity interests between entities under common control and recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.  As a result of the reorganization, the financial statements for the periods covered by this quarterly report have been restated to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented.

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

 (All amounts, other than percentages, in thousands of U.S. dollars)
(Unaudited)	Three Months Ended September 30,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$56,804	45.88%	$92,837	71.38%
Revenue from related parties	67,004	54.12%	37,220	28.62%
Total	123,808	100.00%	130,057	100.00%

Cost of Revenue:
Cost of revenue:	63,643	51.40%	51,153	39.33%
Purchases from related parties	55,757	45.04%	64,123	49.30%
Total	119,400	96.44%	115,277	88.64%

Gross Profit	4,408	3.56%	14,780	11.36%

Operating Expenses
Selling expense	1,604	1.30%	736	0.57%
General and administrative expense	1,294	1.05%	664	0.51%
Total Operating Expenses	2,898	2.34%	1,400	1.08%

Income from Operations	1,510	1.22%	13,380	10.29%

Other Income (Expense)
Interest income	481	0.39%	492	0.38%
Other income	320	0.26%	56	0.04%
Interest expense	(1,347)	(1.09)%	(1,531)	(1.18)%
Other expense	(240)	(0.19)%	(132)	0.10%
Total Other Expense	(786)	(0.63)%	(1,115)	(0.86)%

Income Before Taxes and Minority Interest	724	0.58%	12,265	9.43%
Provision for income taxes	(223)	(0.18)%	(1,403)	(1.08)%

Net Income	$501	0.40%	$10,862	8.35%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended September 30, 2009 and 2008.

(All amounts, other than percentages, in thousands of U.S. dollars)
(Unaudited)	Three Months Ended September 30,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$115,738	93.48%	$112,926	86.83%
Hong Kong	37	0.03%	1,956	1.50%
Other Countries	8,033	6.49%	15,175	11.67%
Total revenue	$123,808	100%	$130,057	100.00%

Segment Data:
Changshu Huaye	$59,524	48.08%	$78,095	60.05%
Jiangsu Cold-Rolled	47,847	38.65%	23,682	18.21%
Ningbo Zhehua	16,437	13.28%	28,279	21.74%

Revenue

Revenue decreased $6.3 million, or 4.8% to $123.8 million for the three months ended September 30, 2009, from $130.1 million for the same period last year. The global economic crisis had a negative impact on the steel industry generally. In the quarter ended September 30, 2009, the price of our main raw material steel decreased approximately 30% which caused the per unit sales price of our products and our revenue to decrease.  In response to the global economic crisis, we also made a strategic decision to further reduce our per unit sales price in certain instances to both maintain our market share and attract new customers.  The per unit pricing decrease was the primary cause of our lower revenue during the quarter ended September 30, 2009.

On a geographic basis, revenue generated from outside of mainland China was $8.1 million, accounting for 6.5% of our revenue in the three months ended September 30, 2009 as compared to $17.1 million, which was 13.1% of our revenue for the same period last year. The economic crisis has led to decreased international market demand for steel products. We have increased marketing efforts in targeted overseas markets and expect to benefit from such efforts when the market rebounds.

On a segment basis, revenue contributed by Changshu Huaye decreased to $59.5 million for the three months ended September 30, 2009, a decrease of $18.6 million, or 23.8%, from $78.1 million for the same period last year.  While our sales volume remained stable in this quarter, our revenue was negatively impacted by the decrease of the per unit sale price of our products as discussed above.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $47.8 million for the three months ended September 30, 2009, an increase of $24.1 million from $23.7 million for the same period last year, mainly as a result of the new 400,000 MT HDG production lines which became operational at the end of September 2008.

Revenues contributed by Ningbo Zhehua were $16.4 million for the three months ended September 30, 2009, a decrease of $11.9 million from $28.3 million for the same period last year. Such decrease was mainly due to the decrease of the per unit sales price of steel pipe products which was caused by the decline of the price of our main raw material steel. Per unit sales price of heavy steel pipe products is approximately 40% lower as compared to that in the same quarter last year.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2009 decreased $36.0 million, or38.8%, to $56.8 million from $92.8 million for the same period last year. We increased the amount of sales made through Shanghai Huaye in order to gain access to Shanghai Huaye’s sales network and, consequently, we were able to maintain our market share and attract new customers.

Cost of Revenue

Cost of revenue increased $4.1 million, or 3.6% to $119.4 million for the three months ended September 30, 2009 from $115.3 million for the same period last year.  As a percentage of revenue, the cost of revenue increased to 96.4% for the three months ended September 30, 2009 from 88.6% for the same period last year.  We received a larger proportion of smaller orders in the three months ended September 30, 2009 as compared to the same period last year which impaired our ability to realize economies of scale. In addition, we implemented a strategic decision to reduce the per unit sale price in certain instances in order to maintain our market share. We believe the successful implementation of such strategy allowed us to remain profitable in fiscal year 2009 despite the challenging economy.

Gross Profit

Gross profit decreased $10.4 million to $4.4 million for the three months ended September 30, 2009 from $14.8million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 3.6% for the three months ended September 30, 2009, as compared to 11.4% for the same period last year.  Such decrease in our gross margin was mainly due to lower per unit sales price and higher production costs for the reasons as stated above.

Gross margin for Changshu Huaye decreased to 4.8% for the three months ended September 30, 2009 from 15.6% for the same period last year.  Gross margin for Jiangsu Cold-Rolled decreased to 3.3% for the three months ended September 30, 2009 from 5.5% for the same period last year. Such decrease was mainly due to the reasons stated above. Gross margin for Ningbo Zhehua remained was 5% for the three months ended September 30, 2009.

Total Operating Expenses

Our total operating expenses increased $1.5 million to $2.9 million for the three months ended September 30, 2009, from $1.4 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 2.3% for the three months ended September 30, 2009 from 1.1% for the same period last year.  Such dollar and percentage increase was mainly due to the increase of general and administrative expenses and selling expenses as discussed below.

General and Administrative Expenses. General and administrative expenses increased $0.6 million to $1.3 million for the three months ended September 30, 2009 from $0.7 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 1.0% for the three months ended September 30, 2009 from 0.5 % for the same period last year.  The dollar and percentage increases were mainly because, in response to the economic crisis, we received a larger portion of smaller orders in the quarter ended September 30, 2009 which led to higher administrative cost. In addition, we incurred $0.4 million more in allowance for doubtful accounts and advances to suppliers in the quarter ended September 30, 2009.

Selling Expenses. Selling expenses increased $0.9 million to $1.6 million for the three months ended September 30, 2009, from $0.7 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 1.3% for the three months ended September 30, 2009 from 0.6 % for the same period last year.  The dollar and percentage increase was mainly because we shouldered more transportation costs for our customers and transportation costs rose this year. The per container shipping charge was generally $1600-2000 this year as compared to $500-600 last year. Additionally, we incurred more costs in connection with our increased efforts on marketing and product promotion.

Interest Expense

Interest expense decreased $0.2 million to $1.3 million for the three months ended September 30, 2009, from $1.5 million for the same period last year.  As a percentage of revenue, our interest expenses decreased to 1.1% for the three months ended September 30, 2009, from 1.2% for the same period last year.  The amount decrease was mainly due to the lower interest rate. In December 2008, the People’s Bank of China reduced the benchmark interest rate for one-year loan by 0.27% to 5.31% from 5.58%.

Provision for Income Taxes

We incurred income tax expense of $0.2 million and $1.4 million during the three months ended September 30, 2009 and 2008, respectively.  Such decrease was primarily attributable to decreased income.

Net Income

Net income, without including the foreign currency translation adjustment, decreased $10.4 million, or 95.4%, to $0.5 million for the three months ended September 30, 2009 from $10.9 million for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were borrowings through short-term bank and private loans.  Our operating activities used $8.2 million of cash in the three months ended September 30, 2009. External sources of cash flows have been required and will likely continue to be required. At September 30, 2009, our total indebtedness to non-related parties under existing short-term loans was $105.6 million, our short-term notes payable to related parties was $10.1 million, and our long-term notes payable to non-related parties was $2.9 million, our long-term notes payable to related parties totaled $0.2 million. In early November, $6.6 million of cash and cash equivalents was spent for the purchase of Ningbo Zhehua.

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

As of September 30, 2009, we had cash and cash equivalents (excluding restricted cash) of $13.5 million and restricted cash of $55.2 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

(Unaudited)	Three Months Ended September 30,
	2009	2008
Net cash (used in) provided by operating activities	$(8,179)	$45,581
Net cash provided by investing activities	9,653	6,699
Net cash provided by (used in) financing activities	1,382	(49,653)
Effect of foreign currency translation on cash and cash equivalents	8	29
Net cash flows	2,864	2,656

Operating Activities

Net cash used in operating activities was $8.2 million for the three months ended September 30, 2009, a decrease of $53.8 million from $45.6 million net cash provided by operating activities for the same period last year.  Such decrease of net cash provided by operating activities was primarily attributable to an $89.8 million increase in advances to related party suppliers which more than offset the $39.6 million inflow due to the decrease of inventory. In anticipation of increased orders, we made more advances to our suppliers for the purchase of raw materials in this quarter.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities during the three months ended September 30, 2009 was $9.7 million, which is an increase of $3.0 million from $6.7 million net cash provided by investing activities for the same period in 2008. Such increase in net cash provided by investing activities was mainly due to a $4.0 million decrease in purchase of property and equipment as compared to the same period last year when our two new HDG production lines were under construction.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2009 totaled $1.4 million as compared to $49.7 million net cash used in financing activities for the same period last year.  Such increase in net cash provided by investing activities was mainly due to a $40.9 million increase in proceeds from issuance of notes payable which were mainly used as deposit for the payment of raw materials.

We believe we currently maintain a good business relationship with many banks. As of September 30, 2009, the amount, maturity date and term of each of our bank loans were as follows.

(All amounts in million of U.S. dollars)

Bank	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial bank of China, Changshu Branch	$1.46	April 15, 2009	April 13, 2010	None
Changshu Rural Commercial Bank	3.22	May 7, 2009	November 6, 2009	None
Industrial and Commercial bank of China	1.46	May 18, 2009	May 18, 2010	None
Industrial and Commercial bank of China	1.46	May 27, 2009	May 24, 2010	None
The Agricultural Bank of China, Changshu Branch	7.31	May 31, 2009	May 27, 2010	Shanghai Huaye/ Jiangsu Cold Rolled
Communications Bank of China, Changshu Branch	2.93	June 29, 2009	June 25, 2010	Shanghai Huaye
Bank of China, Changshu Branch	1.76	August 10, 2009	February 10, 2010	Shanghai Huaye
Changshu Rural Commercial Bank	1.90	September 23, 2009	March 22, 2010	None
The Agricultural Bank of China	4.39	May 12, 2009	November 12, 2009	Shanghai Huaye/ Jiangsu Cold Rolled
China Construction Bank	5.85	August 13, 2009	February 13, 2010	Shanghai Huaye
The Agricultural Bank of China	1.32	August 26, 2009	February 26, 2010	Shanghai Huaye/ Jiangsu Cold Rolled
The Agricultural Bank of China	4.53	August 27, 2009	February 27, 2010	Shanghai Huaye/ Jiangsu Cold Rolled
Changshu Rural Commercial Bank	2.93	September 24, 2009	March 24, 2010	None
Industrial and Commercial bank of China	1.46	December 29, 2008	December 28, 2009	Changshu Huaye
Industrial and Commercial bank of China	2.93	February 27, 2009	February 26, 2010	Changshu Huaye
The Agricultural Bank of China	9.65	May 15, 2009	November 14, 2009
The Agricultural Bank of China	1.46	May 19, 2009	November 18, 2009	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	1.46	May 21, 2009	November 20, 2009	None
The Agricultural Bank of China	4.39	May 27, 2009	November 26, 2009	Shanghai Huaye/Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.93	May 25, 2009	April 29, 2010	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.31	July 10, 2009	July 9, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	5.12	July 27, 2009	January 26, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	1.32	July 29, 2009	January 28, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	5.56	September 7, 2009	August 7, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	5.85	September 15, 2009	August 15, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	5.85	September 16, 2009	September 15, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	5.85	September 18, 2009	July 17, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	0.51	August 19, 2009	January 19, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	1.57	August 28, 2009	January 28, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	0.98	September 30, 2009	February 28, 2010	Shanghai Huaye/Changshu Huaye
The Agricultural Bank of China	0.29	July 2, 2009	January 2, 2010	None
Chen Lifang	1.57	No fixed date	No fixed date	None
Chen Lifang	7.20	December 20, 2007	December 20, 2009	None
Lin Guihua	2.86	November 20, 2008	November 20, 2011	None
Chen Lifang	0.10	March 11, 2009	March, 11, 2012	None
Chen Lifang	0.15	April 29, 2009	April 29, 2012	None
Chen Lifang	0.05	March 28, 2007	No fixed date	None
Chen Lifang	0.10	May 8, 2007	No fixed date	None
Chen Lifang	0.03	June 15, 2007	No fixed date	None
Chen Lifang	0.05	August 7, 2007	No fixed date	None
Chen Lifang	0.07	September 17, 2007	No fixed date	None
Chen Lifang	0.10	September 27, 2007	No fixed date	None
Chen Lifang	0.10	December 10, 2007	No fixed date	None
Chen Lifang	0.20	February 25, 2007	No fixed date	None
Chen Lifang	0.10	April 9, 2008	No fixed date	None
Chen Lifang	0.10	April 18, 2008	No fixed date	None
Chen Lifang	0.10	August 28, 2008	No fixed date	None
Chen Lifang	0.05	September 12, 2008	No fixed date	None
Chen Lifang	0.08	October 20, 2008	No fixed date	None
Chen Lifang	0.20	July 25, 2009	July 25, 2010	None
Total	118.21

*  Calculated on the basis that $1 = RMB 6.8376
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require us to maintain certain inventory levels. We were in compliance with these debt covenants as of September 30, 2009.

Our material capital expenditure requirements for fiscal year 2010 are expected to be approximately $20.0 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $20.0 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. In the coming 12 months, we have approximately $105.6 million in bank loans that will mature. Among $10.1 million related party loans, $7.3 million will mature in the following 12 months. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the FASB) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first quarter of 2011. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us in the fourth quarter of 2009. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The Company does not expect that the adoption of theses standards will have a material impact on our consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations.  This pattern may change, however, as a result of new market opportunities or new product introductions.

Off Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.  The term “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented, or detected and corrected on a timely basis.

Changes in Internal Control Over Financial Reporting.

In our annual report on Form 10-K for the year ended June 30, 2009, together with our outside consultant, we determined we had a material weakness in our controls over financial reporting, relating to our ability to correctly make necessary adjustments to our financial statements in accordance with U.S. GAAP in order to avoid the need for further adjustments.  Since that time, we have, with the assistance of outside consultants, continued to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring staff, (ii) implementing expanded policies and procedures over financial reporting, and (iii) instituting expanded training of management and staff responsible for financial transactions and records.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We have hired an individual with U.S. GAAP experience, however, we are still actively searching for additional personnel who are experienced in U.S. GAAP and can assist us in remediating the aforementioned weakness.  As of September 30, 2009, we believe that our ongoing efforts to hire additional staff, implement expanded policies and procedures, and institute expanded training of management and staff responsible for financial transactions and records are not yet complete.  Accordingly, we cannot provide our constituents with reasonable assurance that the material weakness in the financial closing and reporting process has been remediated.

Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. Under the supervision of our Audit Committee, we have implemented annual budgets for the Company. The Company plans to improve its annual budget process in an effort to maximize revenues and potentially reduce operating expenses.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

On July 25, 2009, the Company entered into a loan agreement with Lifang Chen, the company’s majority shareholder, chief executive officer and chairwoman, pursuant to which Ms. Chen loaned $200,000 to the Company with an annual interest rate of 2%. The loan is due on July 25, 2010.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Loan agreement, Dated July 25, 2009, by and between the registrant and Lifang Chen

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2009	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)