Form 10-Q
period 2009-12-31
Sutor Technology Group LTD
filed 2010-02-09
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	37,955,602

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
 Three Months and Six Months Ended December 31, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of December 31, 2009 and
June 30, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for
the Three and Six Months Ended December 31, 2009 and 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
December 31, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended
December 31, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS
Current Assets:
Cash and cash equivalents	$13,462,559	$10,653,438
Restricted cash	61,538,740	64,811,741
Trade accounts receivable, net of allowance for
doubtful accounts of $400,104 and $816,268, respectively	4,548,951	12,107,602
Other receivables	431,327	463,916
Advances to suppliers, related parties	78,229,793	76,391,552
Advances to suppliers, net of allowance
of $718,085 and $817,159, respectively	11,375,273	25,039,763
Inventory	41,270,322	44,163,502
Notes receivable	409,524	178,237
Deferred income taxes	289,458	397,998
Total Current Assets	211,555,947	234,207,749
Property and Equipment, net of accumulated depreciation of
$22,131,122 and $18,799,763, respectively	72,869,531	77,242,707
Intangible Assets, net of accumulated amortization of
$379,477 and $345,130, respectively	3,016,922	3,047,498
TOTAL ASSETS	$287,442,400	$314,497,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,836,041	$16,077,413
Advances from customers	10,699,480	18,805,901
Other payables and accrued expenses	4,592,180	3,950,327
Short-term notes payable	103,464,041	104,338,736
Short-term notes payable - related parties	1,570,380	9,900,727
Total Current Liabilities	128,162,122	153,073,104
Long-Term Notes Payable	2,859,995	2,859,995
Long-Term Notes Payable - Related Parties	-	249,996
Total Liabilities	131,022,117	156,183,095

Stockholders' Equity
Undesignated preferred stock - $0.001 par value;
1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
37,955,602 shares outstanding	37,955	37,955
Additional paid-in capital	35,617,482	42,233,307
Statutory reserves	12,601,921	12,601,921
Retained earnings	89,393,605	84,865,780
Accumulated other comprehensive income	18,769,320	18,575,896
Total Stockholders' Equity	156,420,283	158,314,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,442,400	$314,497,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Revenue	$55,735,197	$59,076,972	$112,539,762	$151,914,456
Revenue from related parties	59,439,545	34,994,039	126,443,302	72,213,917
	115,174,742	94,071,011	238,983,064	224,128,373
Cost of Revenue
Other cost of revenue	46,105,949	46,668,073	109,748,484	97,821,119
Purchases from related parties	60,441,799	39,328,152	116,199,098	103,451,621
	106,547,748	85,996,225	225,947,582	201,272,740

Gross Profit	8,626,994	8,074,786	13,035,482	22,855,633

Operating Expenses:
Selling expense	1,044,382	1,226,596	2,648,478	1,962,761
General and administrative expense	1,192,212	1,950,939	2,486,427	2,615,235
Total Operating Expenses	2,236,594	3,177,535	5,134,905	4,577,996
Income from Operations	6,390,400	4,897,251	7,900,577	18,277,637

Other Income (Expense):
Interest income	102,767	503,088	583,339	995,438
Other income	47,161	237,012	366,964	292,584
Interest expense	(1,268,151)	(1,792,095)	(2,615,049)	(3,323,141)
Other expense	(82,689)	(413,122)	(322,278)	(544,985)
Total Other Income (Expense)	(1,200,912)	(1,465,117)	(1,987,024)	(2,580,104)

Income Before Taxes	5,189,488	3,432,134	5,913,553	15,697,533
Provision for income taxes	(1,162,339)	(197,260)	(1,385,728)	(1,600,357)

Net Income	$4,027,149	$3,234,874	$4,527,825	$14,097,176

Basic and Diluted Earnings per Common Share	$0.11	$0.09	$0.12	$0.37

Net Income	$4,027,149	$3,234,874	$4,527,825	$14,097,176
Foreign currency translation adjustment	16,635	(4,588)	193,424	370,392
Comprehensive Income	$4,043,784	$3,230,286	$4,721,249	$14,467,568

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$4,527,825	$14,097,176
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	3,407,563	2,689,333
Deferred income taxes	108,960	177,496
Gain on sale of assets	-	(161,340)
Changes in current assets and liabilities:
Trade accounts receivable, net	7,570,593	4,474,096
Other receivables, net	33,099	(719,793)
Advances to suppliers	13,689,581	34,307,460
Inventories	2,941,681	7,737,497
Accounts payable	(6,173,319)	(401,533)
Advances from customers	(8,125,696)	(12,783,041)
Other payables and accrued expenses	1,364,563	(983,921)
Advances to suppliers - related parties	(11,259,630)	(5,383,047)
Net Cash Provided by Operating Activities	8,085,220	43,050,383

Cash Flows from Investing Activities:
Changes in notes receivable	(231,042)	(4,378)
Purchase of property and equipment, net of value
added tax refunds received	(999,732)	(17,388,802)
Proceeds from sale of assets	-	782,464
Net change in restricted cash	3,344,374	26,535,382
Net Cash Provided by Investing Activities	2,113,600	9,924,666

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	84,726,744	73,688,527
Payments on notes payable	(85,716,426)	(128,568,239)
Proceeds from issuance of notes payable - related parties	199,932	5,787,323
Distribution to shareholders	(6,615,825)	-
Net Cash Used in Financing Activities	(7,405,575)	(49,092,389)

Effect of Exchange Rate Changes on Cash	15,876	13,780

Net Change in Cash	2,809,121	3,896,440
Cash and Cash Equivalents at Beginning of Year	10,653,438	12,494,339
Cash and Cash Equivalents at End of Year	$13,462,559	$16,390,779

Supplemental Non-Cash Financing Activities
Offset of notes payable to related party
against receivable from related parties (Note 6)	$9,508,621	$-

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,046,656	$2,965,696
Cash paid during the period for taxes	$1,366,124	$2,181,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS  ENDED DECEMBER 31, 2009
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity
Balance, June 30, 2009	37,955,602	$37,955	$42,233,307	$12,601,921	$84,865,780	$18,575,896	$158,314,859
Distribution to stockholders	-	-	(6,615,825)	-	-	-	(6,615,825)
Net income for the Period	-	-	-	-	4,527,825	-	4,527,825
Foreign currency translation adjustment	-	-	-	-	-	193,424	193,424
Balance, December 31, 2009	37,955,602	$37,955	$35,617,482	$12,601,921	$89,393,605	$18,769,320	$156,420,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Sutor Technology Group Limited (the “Company”) is comprised of its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”) and Ningbo Zhehua Heavy Steel Pipe Manufacturing CO., LTD. (“Ningbo Zhehua”).

Ningbo Zhehua was organized under the laws of the People’s Republic of China (the “PRC”) on April 5, 2004. On November 10, 2009, pursuant to an Equity Transfer Agreement (the “Agreement”), Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye for approximately $6.6 million in cash. The acquisition was a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.

As a result of the reorganization, the accompanying financial statements have been adjusted to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented. The $6.6 million payment to Shanghai Huaye has been recognized as a dividend distribution to its shareholders in November 2009. The assets, liabilities and stockholder’s equity of the previously separate companies at September 30, 2009 and June 30, 2009 were as follows:
	December 31, 2009				June 30, 2009

	Sutor	Ningbo	Adjustments	Combined	Sutor	Ningbo	Adjustments	Combined
Current assets	$227,441,765	$27,265,093	$(23,613,269)	$231,093,589	$229,600,069	$25,363,397	$(20,755,717)	$234,207,749
Property and equipment	68,258,117	7,315,444		75,573,561	69,766,127	7,476,580		77,242,707
Total assets	298,733,608	34,580,537	(23,613,269)	309,700,876	302,413,694	32,839,977	(20,755,717)	314,497,954
Current liabilities	$143,328,474	$27,883,356	$(23,613,269)	$147,598,561	$147,364,412	$26,464,410	$(20,755,718)	$153,073,104
Long-term liabilities	3,109,991	-		3,109,991	3,109,991	-	-	3,109,991
Common stock	37,955	5,063,143	(5,063,143)	37,955	37,955	5,063,143	(5,063,143)	37,955
Additional paid-in capital	37,170,164	-	5,063,143	42,233,307	37,170,164	-	5,063,143	42,233,307
Statutory reserves	12,586,995	14,926	-	12,601,921	12,586,995	14,926	-	12,601,921
Retained earnings	84,584,674	781,782	-	85,366,456	84,407,200	458,580	-	84,865,780
Accumulated other comprehensive income	17,915,355	837,330	-	18,752,685	17,736,977	838,919	-	18,575,896
Total liabilities and
stockholder's equity	$298,733,608	$34,580,537	$(23,613,269)	$309,700,876	$302,413,694	$32,839,978	$(20,755,718)	$314,497,954

Ningbo Zhehua has reflected receivables from and payables to related parties on a gross basis while the Company has reflected them on a net basis due to the right of offset.  The related party balances of Ningbo Zhehua have been reclassified in the above table to the net presentation method used by the Company.

The results of the operations of the Company for all periods presented and of Ningbo Zhehua prior to November 10, 2009 were as follows:
	For the Three Months Ended December 31, 2009			For the Three Months Ended December 31, 2008
	Sutor	Ningbo	Combined	Sutor	Ningbo	Combined
Net sales	$107,002,863	$8,171,879	$115,174,742	$71,107,433	$22,963,578	$94,071,011
Net income	4,000,733	26,416	4,027,149	4,426,250	(1,191,376)	3,234,874

	For the Six Months Ended December 31, 2009			For the Six Months Ended December 31, 2008
	Sutor	Ningbo	Combined	Sutor	Ningbo	Combined
Net sales	$214,374,150	$24,608,914	$238,983,064	$172,885,122	$51,243,251	$224,128,373
Net income (loss)	4,186,669	341,156	4,527,825	14,547,447	(450,271)	14,097,176

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Operations - The Company’s operations are located in the PRC. For the six months ended December 31, 2009, approximately 90.2% of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel and acid pickled steel and manufactures hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe.

In addition, Changshu Huaye owned a 90% interest in Changshu Dongbang Sewage Treatment Co., Ltd., which was a consolidated subsidiary until it was sold during the quarter ended September 30, 2008.

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at December 31, 2009 and for the six months ended December 31, 2009 and 2008 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009 as Exhibit 99.2.

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

Advances to Suppliers and from Customers - The Company, as is common practice in the PRC, will often make advance payments to its suppliers for materials, or receive advance payments from its customers. The Company had net advances to suppliers of $11,375,273 and $25,039,763 at December 31, 2009 and June 30, 2009, respectively. The Company also had advances from its customers in the amount of $10,699,480 and $18,805,901 at December 31, 2009 and June 30, 2009, respectively.

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

As discussed in Note 6, the Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. These handling fees have been classified as selling expenses in the statement of operations.

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

Recently Enacted Accounting Standards - In June 2009, the Financial Accounting Standards Board (the FASB) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first fiscal quarter of 2011. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:
	December 31,	June 30,
	2009	2009
Raw materials	$23,160,670	$19,928,175
Work in process	8,805	8,795
Finished goods	18,100,847	24,226,532
Total Inventory	$41,270,322	$44,163,502

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

Property and equipment consisted of the following:
	December 31,	June 30,
	2009	2009
Buildings and plant	$27,237,667	$26,246,637
Machinery	64,846,633	64,664,413
Office and other equipment	962,044	1,070,092
Vehicles	297,929	260,490
Construction in process	1,656,380	3,800,748
Total	95,000,653	96,042,380
Less accumulated depreciation	(22,131,122)	(18,799,673)
Net property, plant and equipment	$72,869,531	$77,242,707

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and plant	20 years
Machine	10 years
Office and other equipment	5 years
Vehicles	5 years

Depreciation expense for the six months ended December 31, 2009 and 2008 was $3,373,606 and $2,654,462, respectively.

NOTE 5 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-related party short-term and long term notes were comprised of the following:

	Maturity	December 31,	June 30,
	Date	2009	2009
Short-term notes payable, no interest rate, secured by cash
deposits, guaranteed by related parties	various dates	$20,081,320	$24,105,891

Note payable at 5.31% interest, guaranteed by related party	2/26/2010	2,925,174	2,921,926
Note payable at 5.31% interest, secured by land use right	4/13/2010	4,387,761	4,382,889
Note payable at 6.03% interest, guaranteed by related party	4/29/2010	2,925,174	2,921,926
Note payable at 6.03% interest, guaranteed by related party	5/27/2010	7,312,935	7,304,815
Note payable at 5.31% interest, guaranteed by related party	6/25/2010	2,925,174	2,921,926
Note payable at 4.78% interest, guaranteed by related party	various dates	31,738,138	-
Note payable at 0.44% interest, guaranteed by related party	1/19/2010	512,876	-
Note payable at 4.86% interest, secured by property	1/26/2010	5,119,055	-
Note payable at 0.39% interest, guaranteed by related party	1/28/2010	1,567,235	-
Note payable at 1.03% interest, guaranteed by related party	2/28/2010	984,457	-
Note payable at 0.99% interest, guaranteed by related party	3/15/2010	899,678	-
Note payable at 4.86% interest, secured by property	3/22/2010	5,119,055	-
Note payable at 5.31% interest, guaranteed by related party	7/9/2010	7,312,935	-
Note payable at 4.78% interest, secured by property	10/24/2010	9,653,074	-
Note payable at 4.86% interest, guaranteed by related party	matured	-	46,312,530
Note payable at 5.37% interest, guaranteed by related party	matured	-	1,460,963
Note payable at 5.37% interest, secured by a letter of credit	matured	-	25,973
Note payable at 4.86% interest, secured by land use right	matured	-	1,899,252
Note payable at 4.86% interest, secured by property	matured	-	8,327,489
Note payable at 5.31% interest, guaranteed by related party	matured	-	1,753,156
Total Short-Term Notes Payable		$103,464,041	$104,338,736

Long-term note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	2,859,995
Total long-term notes payable		$2,859,995	$2,859,995

Notes due to related parties were comprised of the following:
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	$1,570,380	$1,568,636
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	1,052,099
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	79,997
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	99,997
Note payable to Principal Shareholder, at 2.00%, unsecured	Note 6	-	-
Note payable to related party, at 5.00%, unsecured	Note 6	-	7,099,998
Total short-term notes payable - related parties		$1,570,380	$9,900,727

Long-term notes payable to related parties

Note payable to Principal Shareholder, 3.60% interest, unsecured	Note 6	-	99,998
Note payable to Principal Shareholder, 5.00% interest, unsecured	Note 6	-	149,998
Total long-term notes payable - related parties		$-	$249,996

The Company has certain notes payable that have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s debt agreements contain debt covenants which require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at December 31, 2009.

NOTE 6 - RELATED PARTIES

The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of 20 sister companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the six months ended December 31, 2009 and 2008, cost of revenue includes purchases from these related parties of $116,199,098 and $103,451,621, respectively.

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At December 31, 2009 and June 30, 2009, the net amounts due from related parties were $78,229,793 and $76,391,552, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

At December 31, 2009, the Company had unused letters of credit totaling $76,390,920 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

On December 20, 2007, Ms. Chen loaned the Company $7.1 million. The loan is for an initial period of 24 months through December 20, 2009, carries an interest rate of 5% and is included in the accompanying balance sheet at June 30, 2009 under the caption short term notes payable – related parties.

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

On July 25, 2009, Ms. Chen loaned the Company $199,930. The loan is for a period of 12 months, and carries an interest rate of 2%.

The notes to Ms. Chen described above totaling $8,276,526 (including accrued interest of $726,602), along with $1,232,095 of non-interest bearing notes due to Ms. Chen were transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009.  Since the Company has a right of offset for amounts due from Shanghai Huaye, the aggregate amount of these notes and accrued interest of $9,508,621 has been recorded as a reduction of Advances to related parties in the accompanying balance sheet as of December 31, 2009.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million and as described above Ms. Chen transferred to Shanghai Huaye $1,235,095 of the notes on December 10, 2009.  The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $1.6 million and $2.8 million at December 31, 2009 and June 30, 2009, respectively.

On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the Principal Shareholder approximately $17,500 per month. As of December 31, 2009 the Company has accrued expense for this lease of $245,000 that is included on the Balance Sheet under the caption Other payables and accrued expenses.

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

NOTE 9 - SEGMENT INFORMATION

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

Certain segment information is presented below:

At December 31, 2009 and for the three months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo	Inter-Segment and Reconciling Items	Total
Revenue	$52,194,404	$71,279,345	$18,591,024	$(26,890,031)	$115,174,742
Total operating expenses	1,512,606	174,439	261,969	287,580	2,236,594
Interest income	33,492	5,669	63,606	-	102,767
Interest expense	262,873	860,310	-	144,968	1,268,151
Depreciation and amortization expense	527,896	847,720	191,596	-	1,567,211
Provision for income taxes	868,931	261,322	32,086	-	1,162,339
Net income	2,622,041	1,777,553	60,097	(432,543)	4,027,149
Capital expenditures, net of VAT refunds	5,365	876,675	43,900	-	925,940
Total assets	198,109,312	148,375,174	38,513,254	(97,555,340)	287,442,400

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2008 and for the three months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo	Inter-Segment and Reconciling Items	Total
Revenue	$57,648,438	$56,315,033	$23,234,732	$(43,127,193)	$94,071,010
Total operating expenses	1,333,920	525,023	1,010,889	307,703	3,177,535
Interest revenue	458,909	27,630	16,549	-	503,088
Interest expense	353,645	1,358,197	(9,227)	89,480	1,792,095
Depreciation and amortization expense	450,356	902,295	92,121	-	1,444,772
Provision for income taxes	414,059	-	(216,799)	-	197,260
Net income (loss)	2,790,986	2,079,138	(1,191,376)	(443,874)	3,234,874
Capital expenditures, net of VAT refunds	699,468	11,997,278	595,103	-	13,291,849
Total assets	152,330,086	113,059,579	25,816,888	(17,252,362)	273,954,191

At December 31, 2009 and for the six months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo	Inter-Segment and Reconciling Items	Total
Revenue	$111,718,652	$140,410,530	$35,028,059	$(48,174,177)	$238,983,064
Total operating expenses	3,455,014	442,303	713,871	523,717	5,134,905
Interest income	452,377	9,182	121,780	-	583,339
Interest expense	569,077	1,751,966	12,419	281,587	2,615,049
Depreciation and amortization expense	1,075,822	1,952,832	378,909	-	3,407,563
Provision for income taxes	949,514	299,214	137,000	-	1,385,728
Net income	2,863,793	2,094,498	374,837	(805,303)	4,527,825
Capital expenditures, net of VAT refunds	14,761	919,099	65,872	-	999,732
Total assets	198,109,312	148,375,174	38,513,254	(97,555,340)	287,442,400

At December 31, 2008 and for the six months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo	Inter-Segment and Reconciling Items	Total
Revenue	$135,743,957	$130,435,840	$51,514,406	$(93,565,831)	224,128,372
Total operating expenses	1,775,954	1,041,562	1,350,174	410,306	4,577,996
Interest revenue	898,397	63,590	33,451	-	995,438
Interest expense	709,547	2,393,552	41,083	178,959	3,323,141
Depreciation and amortization expense	996,451	1,521,659	156,660	-	2,674,770
Provision for income taxes	1,600,357	-	-	-	1,600,357
Net income (loss)	10,555,799	4,581,694	(450,271)	(590,046)	14,097,176
Capital expenditures, net of VAT refunds	1,094,934	15,506,310	787,294	-	17,388,538
Total assets	152,330,086	113,059,579	25,816,888	(17,252,362)	273,954,191

NOTE 10 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December 31, 2009 and 2008:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Geographic Area	2009	2008	2009	2008
People's Republic of China	$99,760,862	$79,971,612	$215,498,605	$192,897,753
Hong Kong	-	190,087	37,157	2,146,145
Other Countries	15,413,880	13,909,312	23,447,302	29,084,475
Total	$115,174,742	$94,071,011	$238,983,064	$224,128,373

NOTE 11 - SUBSEQUENT EVENTS

Effective February 1, 2010, the Company entered into a one year employment contract with a newly appointed executive officer of the Company. The terms of the contract specify that in addition to cash compensation, the Company will issue 20,000 shares of common stock to the officer within 60 days of the effective date of the contract. The Company will record stock-based compensation expense based on the closing market price of its common stock on February 1, 2010. The contract will be automatically renewed annually unless terminated or modified by the officer and the Company.

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

Overview of Our Business

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and in other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG Steel”) and prepainted galvanized steel (“PPGI”). In addition, we produce acid pickled steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products.  In November 2009, our subsidiary Changshu Huaye acquired 100% equity interest in Ningbo Zhehua for the total purchase price of RMB 45,172,855.34 (approximately $6.6 million). As a result of the acquisition of Ningbo Zhehua, our product offerings have expanded to include welded steel pipe products.  A large portion of our AP Steel and cold-rolled steel is used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

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

Recent Development

On January 4, 2010, we announced the appointment of Mr. Naijiang Zhou as our Vice President of Finance.  In such position, Mr. Zhou will be responsible for the Company’s finance, strategic planning and analysis, investor communications, corporate development, and mergers and acquisitions.

On January 15, 2010, our Board of Directors elected Mr. Gerard Pascale as a director of the Company and appointed Mr. Pascale to the Company’s Audit Committee, Compensation Committee, and Governance and Nominating Committee and appointed Mr. Pascale as the chair of the Audit Committee.

Executive Overview of Quarterly Results

Despite the general economic slowdown, our revenue and net income increased in this quarter, mainly as a result of the increased output of the new 400,000 MT HDG Steel production lines, which become operative in September 2008 and generated approximately $23 million in revenue in the second fiscal quarter. The global economic crisis continues to have a negative impact on the steel industry as a whole, leading to generally depressed prices across product lines throughout the entire industry. In response to the global economic crisis, we made a strategic decision to reduce our per unit sales price in certain instances to both maintain our market share and attract new customers. We will continue to focus on reducing costs, increasing sales, maximizing asset utilization and improving our operations.  Additionally, we believe we will benefit from Chinese government’s US$586 billion stimulus package which will be incrementally implemented. The stated investment allocations under the stimulus package call for a 45% investment in infrastructure, 25% of investment in reconstruction of earthquake-hit areas, and 4% investment in technological innovation and structural adjustment. The stimulus package is expected to increase market demand for steel products such as ours in the coming quarters.

The following summarizes certain key quarterly financial information for the second fiscal quarter.

•	Revenue: Revenue was $115.2 million for the three months ended December 31, 2009, an increase of $21.1 million, or 22.4%, from $94.1 million for the same period last year.

•
Gross Profit and Margin. Gross profit was $8.6 million for the three months ended December 31, 2009 as compared to $8.1 million for the same period last year. Gross margin was 7.5% for the three months ended December 31, 2009 as compared to 8.6% for the same period last year.

•	Net Income: Net income was $4.0 million for the three months ended December 31, 2009, an increase of $0.8 million, or 24.5%, from $3.2 million for the same period of last year.

•	Fully diluted net income per share: Fully diluted net income per share was $0.11 for the three months ended December 31, 2009, as compared to $0.09 for the same period last year.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. As a result of the recent acquisition of Ningbo Zhehua, we also generated revenue from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

Our operations consist of three business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities.  Changshu Huaye manufactures HDG Steel and PPGI products.  In the three months ended December 31, 2009 and 2008, Changshu Huaye generated revenue of $52.2 million and $57.6 million, which represented 45.3% and 61.3% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP Steel, cold-rolled steel and HDG Steel.  In the three months ended December 31, 2009 and 2008, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $44.4 million and $13.2 million, which represented 38.5% and14.0 % of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products.  In the three months ended December 31, 2009 and 2008, Ningbo Zhehua generated revenue of $18.6 million and $23.2 million, which represented 16.1% and 24.7% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 51.6% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2009, an increase from 37.2% in the same period last year.  In response to the economic slowdown and the trend of consolidation in the steel industry, we made a strategic decision to sell more products to Shanghai Huaye in order to capitalize on Shanghai Huaye’s extensive sales network and to increase market share and build brand value.

Cost of Revenue

Cost of revenue includes direct costs to manufacture our products, including the cost of raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of product.

Direct costs of manufacturing are generally highest when we first introduce a new product due to higher start-up costs and higher raw material costs. As production volume increases, we typically improve manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities. Our new HDG Steel production lines, which started operation at the end of September 2008, had a relatively high cost of production in fiscal year 2009.  The two production lines are starting to operate at normal levels so we expect our manufacturing efficiency to improve in the future.

In the three months ended December 31, 2009, approximately 56.7% of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower purchase prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended December 31, 2009, gross margin for domestic and international sales were approximately 6.7% and 12.5%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 10.3%, 4.8% and 1.7% in the three months ended December 31, 2009, respectively.  Changes in our gross margins are primarily because we made a strategic decision to reduce our sales price in some instances to retain our market share.

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

We implemented a vertical integration strategy where we use our own AP Steel and cold-rolled steel products as raw materials for HDG Steel products as raw materials for PPGI products. We believe this vertical integration of our operations will allow us to maintain more stable margins for our HDG Steel and PPGI products.

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

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the three months ended December 31, 2009.

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

Our subsidiary Changshu Huaye was subject to EIT rates of 12.5% and 25% for calendar years 2008 and 2009, respectively, and is subject to an EIT rate of 25% for calendar year 2010 and beyond. Our subsidiary Jiangsu Cold-Rolled is subject to an EIT rate of 12.5% for 2010 and 2011. Ningbo Zhehua is subject to an EIT rate of 25% for calendar year 2010.

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

Reportable Operating Segments

As a result of the acquisition of Ningbo Zhehua, we now have three reportable operating segments which are categorized based on manufacturing facilities – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP Steel, Cold-Rolled Steel and HDG Steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 10, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

On November 10, 2009, Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye for a cash payment of approximately $6.6 million.  We consider Shanghai Huaye to be an affiliate due to the fact that Ms. Lifang Chen, our major shareholder, chief executive officer and chairwoman, and her husband Feng Gao own 100% of Shanghai Huaye.  We treated the acquisition of Ningbo Zhehua as a related party transaction.  From an accounting perspective, the acquisition was accounted for as a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.  As a result of the reorganization, the financial statements for the periods covered by this quarterly report have been adjusted to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented. The $6.6 million payment to Shanghai Huaye has been recognized as a dividend distribution to its shareholders in November 2009.

Comparison of Three Months Ended December 31, 2009 and December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

 (All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended December 31,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$55,735	48.4%	$59,077	62.8%
Revenue from related parties	59,440	51.6%	34,994	37.2%
Total	115,175	100.0%	94,071	100.0%

Cost of Revenue:
Cost of revenue:	46,106	40.0%	46,668	49.6%
Purchases from related parties	60,442	52.5%	39,328	41.8%
Total	106,548	92.5%	85,996	91.4%

Gross Profit	8,627	7.5%	8,075	8.6%

Operating Expenses
Selling expense	1,045	0.9%	1,227	1.3%
General and administrative expense	1,192	1.0%	1,951	2.1%
Total Operating Expenses	2,237	1.9%	3,178	3.4%

Income from Operations	6,390	5.5%	4,897	5.2%

Other Income (Expense)
Interest income	103	0.1%	503	0.5%
Other income	47	0.0%	237	0.3%
Interest expense	(1,268)	(1.1)%	(1,792)	(1.9)%
Other expense	(83)	(0.1)%	(413)	(0.4)%
Total Other Expense	(1,201)	(1.0)%	(1,465)	(1.6)%
	.
Income Before Taxes and Minority Interest	5,189	4.5%	3,432	3.6%
Provision for income taxes	(1,162)	(1.0)%	(197)	(0.2)%

Net Income	$4,027	3.5%	$3,235	3.4%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended December 31, 2009 and 2008.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended December 31,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$99,761	86.6%	$79,972	85.0%
Hong Kong	0	0.0%	190	0.2%
Other Countries	15,414	13.4%	13,909	14.8%
Total revenue	$115,175	100%	$94,071	100.0%

Segment Data:
Changshu Huaye	$52,194	45.3%	$57,648	61.3%
Jiangsu Cold-Rolled	44,389	38.5%	13,188	14.0%
Ningbo Zhehua	18,591	16.1%	23,235	24.7%

Revenue

Revenue increased $21.1 million, or 22.4% to $115.2 million for the three months ended December 31, 2009, from $94.1 million for the same period last year. During the quarter ended December 31, 2009, the steel industry continued to be negatively impacted by the global economic crisis. As compared to the same quarter last year, the price of raw steel decreased which caused downward pressure on the per unit sales price of our products and our revenue to decrease.  In response to the global economic crisis, we made a strategic decision to further reduce our per unit sales price in certain instances to both maintain our market share and attract new customers. However, our new 400,000 MT HDG Steel production lines generated revenues of approximately $23.8 million in this quarter which more than offset the revenue decrease caused by per unit sales price reduction discussed above. As compared to the first fiscal quarter 2010, the price of our main raw material steel and our per unit sales price increased in this quarter. Management expects gradual recovery of steel market and sales price in the coming quarters.

On a geographic basis, revenue generated from outside of mainland China was $15.4 million, accounting for 13.4% of our revenue in the three months ended December 31, 2009 as compared to $14.1 million, which was 15.0 % of our revenue for the same period last year.  The amount increase was mainly because we increased marketing efforts in targeted overseas markets. We benefited from such efforts when the overseas market rebounded in this quarter.

On a segment basis, revenue contributed by Changshu Huaye decreased to $52.2 million for the three months ended December 31, 2009, a decrease of $5.4 million, or 9.5%, from $57.6 million for the same period last year.  While our sales volume remained stable for Changshu Huaye, our revenue was negatively impacted by the decrease of the average sales price as discussed above.

After eliminating the inter-company sales, revenues generated by Jiangsu Cold-Rolled were $44.4 million for the three months ended December 31, 2009, an increase of $31.2 million from $13.2 million for the same period last year, mainly as a result of the increased output of the new 400,000 MT HDG Steel production lines.

Revenues from Ningbo Zhehua were $18.6 million for the three months ended December 31, 2009, a decrease of $4.6 million from $23.2 million for the same period last year. Such decrease was mainly due to the decrease of the average sales price of steel pipe products which was primarily caused by the decline of the price of our main raw material steel. Average sales price of heavy steel pipe products is approximately 25% lower as compared to that in the same quarter last year.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2009 decreased $3.4 million, or 5.8%, to $55.7 million from $59.1 million for the same period last year. In order to maintain our market share and attract new customers, we sold most of Jiangsu Cold-Rolled’s new HDG products through Shanghai Huaye.

Cost of Revenue

Cost of revenue increased $20.5 million, or 23.8% to $106.5 million for the three months ended December 31, 2009 from $86.0 million for the same period last year.  As a percentage of revenue, the cost of revenue increased to 92.5% for the three months ended December 31, 2009 from 91.4 % for the same period last year.  We received a larger proportion of smaller orders in the three months ended December 31, 2009 as compared to the same period last year which impaired our ability to realize economies of scale. In addition, our new 400,000 MT HDG Steel production lines became operational at the end of September 2008, the new production lines generally have a higher per-unit cost than other production lines. As a big portion of our sales revenue in this quarter was contributed by the new production lines, it also impacted the higher per-unit cost.

Gross Profit

Gross profit increased $0.5 million to $8.6 million for the three months ended December 31, 2009 from $8.1 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 7.5% for the three months ended December 31, 2009, as compared to 8.6% for the same period last year.  The decrease in our gross margin was mainly due to lower average sales price and higher production costs for the reasons as stated above.

Gross margin for Changshu Huaye decreased to 10.3 % for the three months ended December 31, 2009 as compared to 12.9% for the same period last year.  Gross margin for Jiangsu Cold-Rolled decreased to 4.8% for the three months ended December 31, 2009 from 5.9% for the same period last year. Such decrease was mainly due to the reasons stated above. Gross margin for Ningbo Zhehua was 1.7% for the three months ended December 31, 2009 compared to 2.0% in the same period last year.

Total Operating Expenses

Our total operating expenses decreased $1.0 million to $2.2 million for the three months ended December 31, 2009, from $3.2 million for the same period last year.  As a percentage of revenue, our total operating expenses decreased to 1.9% for the three months ended December 31, 2009 from 3.4% for the same period last year.  Such dollar and percentage decrease was mainly because we experienced a reduction in the high start-up operating costs associated with our new 400,000 MT HDG Steel production lines which became operational in September 2008.

General and Administrative Expenses. General and administrative expenses decreased $0.8 million to $1.2 million for the three months ended December 31, 2009 from $2.0 million for the same period last year.  As a percentage of revenue, general and administrative expenses decreased to 1.0% for the three months ended December 31, 2009 from 2.1 % for the same period last year.  The dollar and percentage increases were mainly due to lower costs associated with the new HDG Steel production lines in this quarter.

Selling Expenses. Selling expenses decreased $0.2 million to $1.0 million for the three months ended December 31, 2009, from $1.2 million for the same period last year.  As a percentage of revenue, our selling expenses decreased to 0.9% for the three months ended December 31, 2009 from 1.3 % for the same period last year.  The dollar and percentage decrease was mainly due to our increased cost control this year.

Interest Expense

Interest expense decreased $0.5 million to $1.3 million for the three months ended December 31, 2009, from $1.8 million for the same period last year.  As a percentage of revenue, our interest expenses decreased to 1.1% for the three months ended December 31, 2009, from 1.9 % for the same period last year.  The amount decrease was mainly due to the lower interest rate. In December 2008, the People’s Bank of China reduced the benchmark interest rate for one-year loan by 0.27% to 5.31% from 5.58%.

Provision for Income Taxes

We incurred income tax expense of $1.2 million and $0.2 million during the three months ended December 31, 2009 and 2008, respectively.  Such increase was primarily attributable to the tax rate increase. Changshu Huaye’s tax holiday expired in 2009, as a result, its tax rate increased from 12.5% in 2008 to 25% in 2009. Jiangsu Cold-Rolled’s tax exemption expired in 2009, as a result, it was subject to a tax rate of 12.5% in 2009.

Net Income

Net income, without including the foreign currency translation adjustment, increased $0.8 million, or 25%, to $4.0 million for the three months ended December 31, 2009 from $3.2 million for the same period last year, mainly as a result of the reasons as stated above.

Comparison of Six Months Ended December 31, 2009 and December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

 (All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Six Months Ended December 31,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$112,540	47.1%	$151,914	67.8%
Revenue from related parties	126,443	52.9%	72,214	32.2%
Total	238,983	100%	224,128	100%

Cost of Revenue:
Cost of revenue:	109,749	45.9%	97,821	43.6%
Purchases from related parties	116,199	48.6%	103,452	46.2%
Total	225,948	94.5%	201,273	89.8%

Gross Profit	13,035	5.5%	22,856	10.2%

Operating Expenses
Selling expense	2,649	1.1%	1,963	0.9%
General and administrative expense	2,486	1.0%	2,615	1.2%
Total Operating Expenses	5,135	2.1%	4,578	2.0%

Income from Operations	7,901	3.3%	18,278	8.2%

Other Income (Expense)
Interest income	583	0.2%	995	0.4%
Other income	367	0.2%	293	0.1%
Interest expense	(2,615)	(1.1)%	(3,323)	(1.5)%
Other expense	(322)	(0.1)%	(545)	(0.2)%
Total Other Expense	(1,987)	(0.8)%	(2,580)	(1.2)%

Income Before Taxes and Minority Interest	5,914	2.5%	15,697	7.0%
Provision for income taxes	(1,386)	(0.6)%	(1,600)	(0.7)%

Net Income	$4,528	1.9%	$14,097	6.3%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the six months ended December 31, 2009 and 2008.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Six Months Ended December 31,
	2009		2008
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$215,499	90.2%	$192,898	86.1%
Hong Kong	37	0.0%	2,146	0.9%
Other Countries	23,447	9.8%	29,084	13.0%
Total revenue	$238,983	100%	$224,128	100.0%

Segment Data:
Changshu Huaye	$111,719	46.7%	$135,744	60.6%
Jiangsu Cold-Rolled	92,236	38.6%	36,870	16.5%
Ningbo Zhehua	35,028	14.7%	51,514	23.0%

Revenue

Revenue increased $14.9 million, or 6.6% to $239.0 million for the six months ended December 31, 2009, from $224.1 million for the same period last year. In the six months ended December 31, 2009, the price of raw steel decreased due to the global economic crisis, causing price compression on the average sales price of our products and a decrease in our revenue.  In response to the global economic crisis, we made a strategic decision to further reduce our average sales price in certain instances to both maintain our market share and attract new customers.  Notwithstanding our decision to lower our per unit pricing, our revenue increased due to the increased sales volume and output generated by our new 400,000 MT HDG Steel production lines contributed approximately $44.9 million in the six months ended December 31, 2009 which more than offset the revenue decrease caused by average sales price reduction discussed above.

On a geographic basis, revenue generated from outside of mainland China was $23.5 million, accounting for 9.8% of our revenue in the six months ended December 31, 2009 as compared to $31.2 million, which was 13.9% of our revenue for the same period last year. The decrease was mainly due to a decline in our exports during the first fiscal quarter of 2010. As we have increased our marketing efforts in overseas markets, we expect our export sales to contribute a greater percentage of our overall sales when the global market rebounds.

On a segment basis, revenue contributed by Changshu Huaye decreased to $111.7 million for the six months ended December 31, 2009, a decrease of $24.0 million, or 17.7%, from $135.7 million for the same period last year.  While our sales volume remained stable during the six months ended December 31, 2009, our revenue was negatively impacted by the decrease of the average sale price of our products as discussed above.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $92.2 million for the six months ended December 31, 2009, an increase of $55.3 million from $36.9 million for the same period last year, mainly as a result of the increased output of the new 400,000 MT HDG Steel production lines.

Revenues contributed by Ningbo Zhehua were $35.0 million for the six months ended December 31, 2009, a decrease of $16.5 million from $51.5 million for the same period last year. Such decrease was mainly due to the decrease of the average sales price of steel pipe products which was caused by the decline of the price of our main raw material steel. Average sales price of heavy steel pipe products is approximately 25% lower as compared to that in the same period last year.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2009 decreased $39.4 million, or 25.9%, to $112.5 million from $151.9 million for the same period last year. In order to maintain our market share and attract new customers, we sold most of Jiangsu Cold-Rolled’s new HDG products through Shanghai Huaye.

Cost of Revenue

Cost of revenue increased $24.6 million, or 12.2% to $225.9 million for the six months ended December 31, 2009 from $201.3 million for the same period last year.  As a percentage of revenue, cost of revenue increased to 94.5% for the six months ended December 31, 2009 from 89.8% for the same period last year.  We received a larger proportion of smaller orders in the six months ended December 31, 2009 as compared to the same period last year which impaired our ability to realize economies of scale. Also, the cost of revenue for our new HDG Steel production lines were relatively higher as we incurred start-up costs.

Gross Profit

Gross profit decreased $9.9 million to $13.0 million for the six months ended December 31, 2009 from $22.9 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 5.5% for the six months ended December 31, 2009, as compared to 10.2 % for the same period last year.

On a segment basis, gross margin for Changshu Huaye decreased to 7.4% for the six months ended December 31, 2009 from 14.4% for the same period last year.  Gross margin for Jiangsu Cold-Rolled decreased to 3.1% for the six months ended December 31, 2009 from 6.0% for the same period last year. Gross margin for Ningbo Zhehua was 3.2% for the six months ended December 31, 2009. Such decrease in our gross margin was mainly due to lower average sales price and higher production costs for the reasons as stated above.

Total Operating Expenses

Our total operating expenses increased $0.5 million to $5.1 million for the six months ended December 31, 2009, from $4.6 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 2.1% for the six months ended December 31, 2009 from 2.0% for the same period last year.  Such dollar and percentage increases were mainly due to the increase of selling expenses in the first fiscal quarter of 2010.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million to $2.5 million for the six months ended December 31, 2009 from $2.6 million for the same period last year.  As a percentage of revenue, general and administrative expenses decreased slightly to 1.0% for the six months ended December 31, 2009 from 1.2% for the same period last year.

Selling Expenses. Selling expenses increased $0.6 million to $2.6 million for the six months ended December 31, 2009, from $2.0 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 1.1% for the six months ended December 31, 2009 from 0.9% for the same period last year. We increased efforts on marketing and product promotion in the first fiscal quarter of 2010 and expect these efforts will contribute to increased sales in the coming quarters.

Interest Expense

Interest expense decreased $0.7 million to $2.6 million for the six months ended December 31, 2009, from $3.3 million for the same period last year.  As a percentage of revenue, our interest expenses decreased to 1.1% for the six months ended December 31, 2009, from 1.5% for the same period last year.  The amount decrease was mainly due to lower interest rates. In December 2008, the People’s Bank of China reduced the benchmark interest rate for one-year loan by 0.27% to 5.31% from 5.58%.

Provision for Income Taxes

We incurred income tax expense of $1.4 million and $1.6 million during the six months ended December 31, 2009 and 2008, respectively.

Net Income

Net income, without including the foreign currency translation adjustment, decreased $9.6 million, or 68.3%, to $4.5 million for the six months ended December 31, 2009 from $14.1 million for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were borrowings through short-term bank and private loans.  Our operating activities provided $8.1 million of cash in the six months ended December 31, 2009. External sources of cash flows have been required and will likely continue to be required. At December 31, 2009, our total indebtedness to non-related parties under existing short-term loans was $103.5 million, our short-term notes payable to related parties was $1.6 million, and our long-term notes payable to non-related parties was $2.9 million. We had no long-term notes payable to related parties outstanding.

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

Our liquidity and working capital may also be affected by the substantial amount of our outstanding short-term loans, which represent our primary source of financing in China. Depending on the level of cash used in our operating activities and the level of our indebtedness, (i) it may become more difficult for us to satisfy our existing or future liabilities or obligations, which could in turn result in an event of default on such obligations, (ii) we may have to dedicate a substantial portion of our cash flows from borrowings to our operating activities and to debt service payments, thereby reducing the availability of cash for working capital and capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may become impaired, (iv) our ability to withstand a downturn in our business, the industry in which we operate or the economy generally may be diminished, (v) we may experience limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and (vi) we may find ourselves at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us to default on our debt service obligations and be subject to foreclosure on such loans. Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

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

As of December 31, 2009, we had cash and cash equivalents (excluding restricted cash) of $13.5 million and restricted cash of $61.5 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

(Unaudited)	Six Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$8,085	$43,050
Net cash provided by investing activities	2,114	9,924
Net cash used in financing activities	(7,406)	(49,092)
Effect of foreign currency translation on cash and cash equivalents	16	14
Net cash flows	2,809	3,896

Operating Activities

Net cash provided by operating activities was $8.1 million for the six months ended December 31, 2009, a decrease of $35.0 million from $43.1 million net cash provided by operating activities for the same period last year.  Such decrease of net cash provided by operating activities was primarily attributable to a $9.6 million decrease in net income. In addition, during the six months ended December 31, 2009, we made more advances to our suppliers for the purchase of raw materials in anticipation of increased orders in the coming months.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities during the six months ended December 31, 2009 was $2.1 million, which is a decrease of $7.8 million from $9.9 million net cash provided by investing activities for the same period in 2008. We invested approximately $17 million in our new 400,000 MT HDG Steel production lines last year. However, we had more notes payables expired in the six months ended December 31, 2008 than the same period this year, as a result of which, received approximately $23.2 million more returned deposit in the six months ended December 31, 2008.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2009 totaled $7.4 million as compared to $49.1 million net cash used in financing activities for the same period last year.  Such decrease in net cash used in financing activities was mainly because we had less note payables matured in the six months ended December 31, 2009 which more than offset the $6.6 million payment made for the acquisition for Ningbo Zhehua.

 (All amounts in million of U.S. dollars)

Bank	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial bank of China, Changshu Branch	$1.46	April 15, 2009	April 13, 2010	None
Industrial and Commercial bank of China	1.46	May 18, 2009	May 18, 2010	None
Industrial and Commercial bank of China	1.46	May 27, 2009	May 24, 2010	None

Bank	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Changshu Branch	7.31	May 31, 2009	May 27, 2010	Shanghai Huaye/Jiangsu Cold Rolled
Communications Bank of China, Changshu Branch	2.93	June 29, 2009	June 25, 2010	Shanghai Huaye
Changshu Rural Commercial Bank	1.90	September 23, 2009	March 22, 2010	None
Changshu Rural Commercial Bank	3.22	November 4, 2009	April 30, 2010	None
Industrial and Commercial bank of China	2.93	February 27, 2009	February 26, 2010	Changshu Huaye
Industrial and Commercial bank of China	2.93	May 25, 2009	April 29, 2010	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.31	July 10, 2009	July 9, 2010	Shanghai Huaye
The Agricultural Bank of China	5.12	July 27, 2009	January 26, 2010	Shanghai Huaye
The Agricultural Bank of China	1.32	August 26, 2009	February 26, 2010	Shanghai Huaye
The Agricultural Bank of China	0.51	August 19, 2009	January 19, 2010	Shanghai Huaye
The Agricultural Bank of China	1.57	August 28, 2009	January 28, 2010	Shanghai Huaye
The Agricultural Bank of China	5.56	September 7, 2009	August 7, 2010	Shanghai Huaye
The Agricultural Bank of China	5.85	September 15, 2009	August 15, 2010	Shanghai Huaye
The Agricultural Bank of China	5.85	September 16, 2009	September 15, 2010	Shanghai Huaye
The Agricultural Bank of China	5.85	September 18, 2009	July 17, 2010	Shanghai Huaye
The Agricultural Bank of China	0.98	December 31, 2009	February 28, 2010	Shanghai Huaye
The Agricultural Bank of China	0.90	October 15, 2009	March 15, 2010	Shanghai Huaye
The Agricultural Bank of China	9.65	May 15, 2009	November 14, 2009	None
The Agricultural Bank of China	7.31	November 19 2009	November 14, 2010	Shanghai Huaye
The Agricultural Bank of China	7.31	July 13,2009	January 13, 2010	None
The Agricultural Bank of China	0.48	July 23, 2009	January 23, 2010	None
The Agricultural Bank of China	0.29	July 23, 2009	January 23,2010	None
China Construction Bank	1.46	August 18, 2009	February 18, 2010	None
China Construction Bank	0.73	November 2, 2009	May 1, 2010	None
The Agricultural Bank of China	2.93	August 31, 2009	February 28 2010	None
The Agricultural Bank of China	2.93	September 9, 2009	March 9 ,2010	None
Industrial and Commercial bank of China	1.46	September 22, 2009	March 21, 2010	None
Changshu Rural Commercial Bank	1.46	October 14, 2009	April 14, 2010	None
Industrial and Commercial bank of China	0.73	November 2, 2009	May 1, 2010	None
The Agricultural Bank of China	0.29	July 12, 2009	January 2, 2010	None
Chen Lifang	1.57	No fixed date	No fixed date	None
Lin Guihua	2.86	November 20, 2009	November 21, 2011	None
Total	107.89

*  Calculated on the basis that $1 = RMB 6.8372
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require us to maintain certain inventory levels. We were in compliance with these debt covenants as of December 31, 2009.

Our material capital expenditure requirements for fiscal year 2010 are expected to be approximately $20.0 million, which will be used for updating and expansion of our production lines, equipment and facilities. In addition, we expect that an additional $20.0 million of working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. In the coming 12 months, we have approximately $105.3 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first quarter of 2011. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.  The term “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented, or detected and corrected on a timely basis.

Changes in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended June 30, 2009, together with our outside consultant, we determined we had a material weakness in our controls over financial reporting, relating to our ability to correctly make necessary adjustments to our financial statements in accordance with U.S. GAAP in order to avoid the need for further adjustments.  Since that time, we have, with the assistance of outside consultants, continued to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring staff, (ii) implementing expanded policies and procedures over financial reporting, and (iii) instituting expanded training of management and staff responsible for financial transactions and records.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We have hired an individual with U.S. GAAP experience and Naijiang Zhou as the Vice President of Finance. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. Under the supervision of our Audit Committee, we have implemented annual budgets for the Company. The Company plans to improve its annual budget process in an effort to maximize revenues and potentially reduce operating expenses.

Other than the remediation actions described above, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2010	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)