Form 10-Q
period 2010-03-31
Sutor Technology Group LTD
filed 2010-05-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,695,602

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
 Three Months and Nine Months Ended March 31, 2010

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	(Removed and Reserved)	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$16,808,922	$10,653,438
Restricted cash	48,241,237	64,811,741
Trade accounts receivable, net of allowance for doubtful accounts of $610,848 and $816,268, respectively	12,513,078	12,107,602
Other receivables	359,896	463,916
Advances to suppliers, related parties	104,008,051	76,391,552
Advances to suppliers, net of allowance of $291,931 and $817,159, respectively	23,573,629	25,039,763
Inventory	37,387,616	44,163,502
Notes receivable	1,448,194	178,237
Deferred income taxes	334,749	397,998
Total Current Assets	244,675,372	234,207,749
Property and Equipment, net of accumulated depreciation of $23,970,850 and $18,799,763, respectively	71,220,529	77,242,707
Intangible Assets, net of accumulated amortization of $396,523 and $345,130, respectively	3,000,423	3,047,498
TOTAL ASSETS	$318,896,324	$314,497,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,040,271	$16,077,413
Advances from customers	22,667,310	18,805,901
Other payables and accrued expenses	4,571,506	3,810,075
Other payables – related parties	298,416	140,252
Short-term notes payable	104,201,015	104,338,736
Short-term notes payable - related parties	585,129	9,900,727
Total Current Liabilities	149,363,647	153,073,104
Long-Term Notes Payable	2,859,995	2,859,995
Long-Term Notes Payable - Related Parties	-	249,996
Total Liabilities	152,223,642	156,183,095

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 40,715,602 and 37,955,602 shares outstanding, respectively	40,715	37,955
Additional paid-in capital	42,439,051	42,233,307
Statutory reserves	12,601,921	12,601,921
Retained earnings	92,788,297	84,865,780
Accumulated other comprehensive income	18,802,698	18,575,896
Total Stockholders' Equity	166,672,682	158,314,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,896,324	$314,497,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009

Revenue:
Revenue	$53,393,402	$33,579,821	$165,933,164	$185,494,277
Revenue from related parties	61,058,979	62,230,954	187,502,281	134,444,871
	114,452,381	95,810,775	353,435,445	319,939,148

Cost of Revenue
Cost of revenue	48,928,589	31,773,931	153,813,836	171,572,683
Cost of revenue from related party sales	56,209,868	56,926,963	177,272,203	118,400,951
	105,138,457	88,700,894	331,086,039	289,973,634

Gross Profit	9,313,924	7,109,881	22,349,406	29,965,514

Operating Expenses:

Selling expense	1,815,730	1,157,110	4,464,208	3,119,871
General and administrative expense	1,980,356	1,723,817	4,466,783	4,339,052
Total Operating Expenses	3,796,086	2,880,927	8,930,991	7,458,923
Income from Operations	5,517,838	4,228,954	13,418,415	22,506,591

Other Income (Expense):
Interest income	389,750	352,733	973,089	1,348,171
Other income	6,211	12,281	373,175	304,865
Interest expense	(1,535,430)	(1,320,993)	(4,150,479)	(4,644,134)
Other expense	(22,592)	(37,402)	(344,870)	(582,387)
Total Other Income (Expense)	(1,162,061)	(993,381)	(3,149,085)	(3,573,485)

Income Before Taxes	4,355,777	3,235,573	10,269,330	18,933,106
Provision for income taxes	(961,085)	(509,433)	(2,346,813)	(2,109,790)

Net Income	$3,394,692	$2,726,140	$7,922,517	$16,823,316

Basic and Diluted Earnings per Common Share	$0.09	$0.07	$0.21	$0.44

Net Income	$3,394,692	$2,726,140	$7,922,517	$16,823,316
Foreign currency translation adjustment	33,378	172,713	226,802	543,105
Comprehensive Income	$3,428,070	$2,898,853	$8,149,319	$17,366,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	March 31
	2010	2009
Cash Flows from Operating Activities:
Net income	$7,922,517	$16,823,316
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,260,692	4,522,952
Deferred income taxes	63,740	(21,402)
Stock based compensation	10,133	-
Loss (gain) on sale of assets	3,549	(161,410)
Changes in current assets and liabilities:
Trade accounts receivable, net	(389,975)	1,282,339
Other receivable, net	104,586	(18,441)
Advances to suppliers - related parties	(37,108,213)	35,084,256
Advances to suppliers	1,561,993	8,955,166
Inventories	6,830,463	12,766,527
Accounts payable	2,980,169	(8,228,932)
Advances from customers	3,836,561	(17,006,436)
Other payables and accrued expenses	1,432,592	551,307
Other payables - related parties	298,345	-
Net Cash Provided By (Used in) Operating Activities	(7,192,848)	54,549,242

Cash Flows from Investing Activities:
Changes in notes receivable	(1,269,427)	99,256
Purchase of property and equipment, net of value added tax refunds received	(1,196,621)	(17,105,642)
Proceeds from sale of assets	-	782,719
Net change in restricted cash	16,649,017	(2,739,553)
Net Cash Provided By (Used in) Investing Activities	14,182,969	(18,963,220)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	95,709,395	125,537,883
Payments on notes payable	(95,979,838)	(161,740,223)
Proceeds from issuance of notes payable - related parties	199,932	17,515,845
Payments on notes payable - related parties	(985,269)	(8,757,922)
Distribution to certain shareholders in connection with the reorganization of Ningbo	(6,615,825)	-
Net proceeds from issuance of common stock and warrants	6,814,196	-
Proceeds from issuance of notes payable - principal shareholder	-	5,247,013
Net Cash (Used in) Financing Activities	(857,409)	(22,197,404)

Effect of Exchange Rate Changes on Cash	22,772	50,145

Net Change in Cash	6,155,484	13,438,763
Cash and Cash Equivalents at Beginning of period	10,653,438	12,494,339
Cash and Cash Equivalents at End of period	$16,808,922	$25,933,102

Supplemental Non-Cash Financing Activities
Offset of notes payable to related party against receivable from related parties (Note 6)	$9,597,783	$-

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,744,722	$4,666,281
Cash paid during the period for income taxes	$1,465,412	$2,391,874
The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS  ENDED MARCH 31, 2010
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity
Balance, June 30, 2009	37,955,602	$37,955	$42,233,307	$12,601,921	$84,865,780	$18,575,896	$158,314,859
Distribution to certain stockholders in connection with the reorganization with Ningbo	-	-	(6,615,825)	-	-	-	(6,615,825)
Issuance of common stock and 685,000 warrants, net of issuance cost of $583,804	2,740,000	2,740	6,811,456	-	-	-	6,814,196
Stock based compensation	20,000	20	10,113	-	-	-	10,133
Net income for the Period	-	-	-	-	7,922,517	-	7,922,517
Foreign currency translation adjustment	-	-	-	-	-	226,802	226,802
Balance, March 31, 2010	40,715,602	$40,715	$42,439,051	$12,601,921	$92,788,297	$18,802,698	$166,672,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited and subsidiaries (the “Company”) include its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”) and Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”).

Ningbo Zhehua was organized under the laws of the People’s Republic of China (the “PRC”) on April 5, 2004. On November 10, 2009, pursuant to an Equity Transfer Agreement (the “Agreement”), Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye Iron & Steel Co., Ltd., (an entity under common control with the Company) (“Shanghai Huaye”) for approximately $6,615,825 in cash. The acquisition was a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.

As a result of the reorganization, the accompanying financial statements have been adjusted to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented. The $6,615,825 payment to Shanghai Huaye has been recognized as a dividend distribution to certain of the Company’s shareholders in November 2009. The assets, liabilities and stockholder’s equity of the previously separate companies at September 30, 2009 and June 30, 2009 were as follows:

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

The results of the operations of the Company for all periods presented and of Ningbo Zhehua prior to November 10, 2009 were as follows:
	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Sutor	Ningbo	Combined	Sutor	Ningbo	Combined
Revenue	$114,452,381	$-	$114,452,381	$76,185,781	$19,624,994	$95,810,775
Net income (loss)	3,394,692	-	3,394,692	3,064,687	(338,547)	2,726,140

	For the Nine Months Ended March 31, 2010			For the Nine Months Ended March 31, 2009
	Sutor	Ningbo	Combined	Sutor	Ningbo	Combined
Revenue	$328,826,531	$24,608,914	$353,435,445	$249,070,903	$70,868,245	$319,939,148
Net income (loss)	7,581,361	341,156	7,922,517	17,612,134	(788,818)	16,823,316

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Operations - The Company’s operations are located in the PRC. For the nine months ended March 31, 2010, approximately 92.4% of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe and purchases and resells cold-rolled and hot-dip galvanized steel.

In addition, Changshu Huaye owned a 90% interest in Changshu Dongbang Sewage Treatment Co., Ltd., which was a consolidated subsidiary until it was sold during the quarter ended September 30, 2008.  The discontinued operations were not material.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements - The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2009.

Reclassifications - Certain reclassifications have been made to general and administrative expense and other expense in the three and nine months ended March 31, 2009 comparative condensed consolidated statements of operations to conform to the current period presentation.

Functional Currency and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations and cash flows have been translated using the exchange rate on the dates of significant transactions or the weighted-average exchange rates prevailing during the periods of each statement. Transactions in the Company’s equity securities have been recorded at the exchange rate existing at the time of the transaction.

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
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

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

Recently Adopted Accounting Guidance- In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009. Adoption of this new guidance did not have an impact on our consolidated financial statements as we did not have any business combination as defined by this guidance since adoption of the guidance.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Guidance Not Yet Adopted - In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 3 – INVENTORY

Inventory consisted of the following:
	March 31,	June 30,
	2010	2009
Raw materials	$22,554,792	$19,928,175
Work in process	-	8,795
Finished goods	14,832,824	24,226,532
Total Inventory	$37,387,616	$44,163,502

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

Property and equipment consisted of the following:
	March 31,	June 30,
	2010	2009
Buildings and plant	$27,403,238	$26,246,637
Machinery	65,731,489	64,664,413
Office and other equipment	1,092,022	1,070,092
Vehicles	297,977	260,490
Construction in process	666,653	3,800,748
Total	95,191,379	96,042,380
Less accumulated depreciation	(23,970,850)	(18,799,673)
Net property, plant and equipment	$71,220,529	$77,242,707

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and plant	20 years
Machine	10 years
Office and other equipment	5 years
Vehicles	5 years

Depreciation expense for the nine months ended March 31, 2010 and 2009 was $5,209,750 and $4,472,105, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

 Non-related party short-term and long term notes were comprised of the following:

		March 31,	June 30,
	Maturity Date	2010	2009

Short-term notes payable, no interest rate, secured by cash deposit, guaranteed by related parties	Through 9/25/10	$20,527,575	$24,105,891

Note payable at 5.31% interest, secured by land use right	4/13/2010	4,388,467	4,382,889

Note payable at 5.31% interest, guaranteed by related party	4/29/2010	2,925,645	2,921,926

Note payable at 5.31% interest, guaranteed by related party	5/27/2010	7,314,112	7,304,815

Note payable at 5.31% interest, guaranteed by related party	6/25/2010	2,925,645	2,921,926

Note payable at 4.78% interest, guaranteed by related party	various dates	30,426,705	-

Note payable at 4.86% interest, secured by property	5/16/2010	5,119,878	-

Note payable at 5.31% interest, guaranteed by related party	7/9/2010	7,314,112	-

Note payable at 4.80% interest, secured by property	10/24/2010	9,654,628	-

Note payable at 4.05% interest, guaranteed by related party	various dates	5,119,878	-

Note payable at 4.78% interest, guaranteed by related party	7/28/2010	1,316,540	-

Note payable at 4.78% interest, guaranteed by related party	1/20/2011	2,194,234	-

Note payable at 5.31% interest, guaranteed by related party	3/1/2011	2,925,645	-

Note payable at 4.86% interest, guaranteed by related party	8/10/2010	2,047,951	-

Note payable at 5.31% interest, guaranteed by related party	matured	-	2,921,926

Note payable at 4.86% interest, guaranteed by related party	matured	-	46,312,530

Note payable at 5.37% interest, guaranteed by related party	matured	-	1,460,963

Note payable at 5.37% interest, secured by a letter of credit	matured	-	25,973

Note payable at 4.86% interest, secured by land use right	matured	-	1,899,252

Note payable at 4.86% interest, secured by property	matured	-	8,327,489

Note payable at 5.31% interest, guaranteed by related party	matured	-	1,753,156
Total Short-Term Notes Payable		$104,201,015	$104,338,736

Long-term note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	2,859,995
Total long-term notes payable		$2,859,995	$2,859,995

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - NOTES PAYABLE – continued

Notes due to related parties were comprised of the following:

	Maturity	March 31,	June 30,
	Date	2010	2009
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	$585,129	$1,568,636
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	1,052,099
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	79,997
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	99,997
Note payable to Principal Shareholder, at 2.00%, unsecured	Note 6	-	-
Note payable to related party, at 5.00%, unsecured	Note 6	-	7,099,998
Total short-term notes payable - related parties		$585,129	$9,900,727

Long-term notes payable to related parties

Note payable to Principal Shareholder, 3.06%, unsecured	Note 6	-	99,998
Note payable to Principal Shareholder, 5.00%, unsecured	Note 6	-	149,998
Total long-term notes payable - related parties		$-	$249,996

The Company has certain notes payable that have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

The Company’s debt agreements contain debt covenants which require the Company to maintain certain inventory levels. The Company was in compliance with these debt covenants at March 31, 2010.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 NOTE 6 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of 20 sister companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended March 31, 2010 and 2009, purchases from these related parties totaled of $94,364,470 and $40,899,993, respectively.  For the nine months ended March 31, 2010 and 2009, purchases from these related parties totaled of $210,563,568 and $144,351,614, respectively.

Due from Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At March 31, 2010 and June 30, 2009, the net amounts due from related parties were $104,008,051 and $76,391,552, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Unused Letters of Credit Held by Related Parties
At March 31, 2010, the Company had unused letters of credit totaling $81,815,655 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

Notes Payable to Principal Shareholder
On December 20, 2007, Ms. Chen loaned the Company $7,099,998. The loan was for an initial period of 24 months through December 20, 2009, carried an interest rate of 5% and is included in the accompanying balance sheet at June 30, 2009 under the caption short term notes payable – related parties.

On March 11, 2009, Ms. Chen loaned the Company $99,998.  The loan was for a period of 36 months, carried an interest rate of 3.60% and was included in the accompanying balance sheet at June 30, 2009 under the caption long-term notes payable – related parties.

On April 29, 2009, Ms. Chen loaned the Company $149,998.  The loan was for a period of 36 months, carried an interest rate of 5.00% and was included in the accompanying balance sheet at June 30, 2009 under the caption long-term notes payable – related parties.

On July 25, 2009, Ms. Chen loaned the Company $199,930. The loan was for a period of 12 months, and carried an interest rate of 2%.

The notes to Ms. Chen described above totaling $8,365,686 (including accrued interest of $815,762), along with $1,232,095 of non-interest bearing notes due to Ms. Chen were transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009.  Since the Company has a right of offset for amounts due from Shanghai Huaye, the aggregate amount of these notes and accrued interest of $9,597,783 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of March 31, 2010.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 NOTE 6 - RELATED PARTIES - continued

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million and as described above Ms. Chen transferred to Shanghai Huaye $1,232,095 of the notes on December 10, 2009.  The Company further paid off $1 million during the three months ended March 31, 2010. The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $585,129 and $2,800,729 at March 31, 2010 and June 30, 2009, respectively.

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the Principal Shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $298,416 and $140,252 that is included on the balance sheet under the caption Other payables – related parties at March 31, 2010 and June 30, 2009, respectively.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – ISSUANCE OF COMMON STOCK AND WARRANTS

On March 10, 2010, the Company issued 2,740,000 shares of common stock and warrants to purchase up to 685,000 shares of common stock for an aggregate price of $7,398,000.  The proceeds from the transaction were allocated to the common stock and warrants based on the relative fair value of the securities. Issuance costs of $583,804 were netted against the gross proceeds.

The warrants have a five year term, expiring March 9, 2015, with an exercise price of $3.76 per share, adjustable for stock dividends, stock splits and upon occurrence of fundamental transaction as defined in the warrant agreement. The fair value of the warrants was $1,368,428, valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.39%, expected life of 5 years, and stock price of $2.99 per share.

The following table summarizes warrant activity for the nine months ended March 31, 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at June 30, 2009	-	$-	$-
Issued	685,000	3.76	-
Outstanding at March 31, 2010	685,000	$3.76	$-

The terms of outstanding warrants as of March 31, 2010 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable	Weighted-average exercise price

$3.76	685,000	4.94	$3.76	685,000	$3.76

NOTE 9 – STOCK-BASED COMPENSATION

On February 1, 2010, the Company granted to an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for one year period. The restricted common stock will vest on the first anniversary of the grant date. Stock-based compensation expense for the three and nine months ended March 31, 2010 was $10,133.  The remaining $50,667 stock-based compensation will be expensed over the remainder of the one year service period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$3,394,692	$2,726,140	$7,922,517	$16,823,316

Basic weighted-average common shares outstanding	38,608,046	37,955,602	38,169,909	37,955,602
Dilutive effect of warrants	-	-	-	-
Diluted weighted-average common shares outstanding	38,608,046	37,955,602	38,169,909	37,955,602

Earnings per share:
Basic	$0.09	$0.07	$0.21	$0.44
Diluted	$0.09	$0.07	$0.21	$0.44

Warrants to purchase 685,000 shares of common stock were outstanding from March 10, 2010 through March 31, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SEGMENT INFORMATION

The Company has three reportable segments represented by its three subsidiaries Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Cold-Rolled offers cold-rolled steel strips and acid pickled steel products and Ningbo Zhehua trades steel and manufactures heavy steel pipe products

Certain segment information is presented below:

At March 31, 2010 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Inter-Segment and Reconciling Items	Total

Revenue	$48,730,864	$68,737,500	$16,069,289	$(19,085,272)	$114,452,381
Total operating expenses	2,569,834	702,354	350,919	172,979	3,796,086
Interest income	357,407	10,114	22,229	-	389,750
Interest expense	253,412	1,158,694	3,042	120,282	1,535,430
Depreciation and amortization expense	541,792	1,109,023	202,314	-	1,853,129
Provision for income taxes	690,555	194,028	76,502	-	961,085
Net income	2,081,827	1,358,193	247,934	(293,262)	3,394,692
Capital expenditures, net of VAT refunds	12,322	(178,844)	363,411	-	196,889
Total assets	223,458,218	161,036,300	58,586,365	(124,184,559)	318,896,324

At March 31, 2009 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Inter-Segment and Reconciling Items	Total

Revenue	$47,865,004	$59,922,889	$19,353,838	$(31,330,956)	$95,810,775
Total operating expenses	1,583,812	214,248	1,021,510	61,357	2,880,927
Interest income	269,343	8,281	75,109	-	352,733
Interest expense	354,813	852,139	26,507	87,534	1,320,993
Depreciation and amortization expense	634,875	1,008,578	204,729	-	1,848,182
Provision for income taxes	249,959	311,633	(52,159)	-	509,433
Net income (loss)	1,024,305	2,189,649	(338,547)	(149,267)	2,726,140
Capital expenditures, net of VAT refunds	550,146	(902,183)	69,141	-	(282,896)
Total assets	258,444,354	145,537,302	26,521,766	(118,374,364)	312,129,058

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 - SEGMENT INFORMATION - continued

At March 31, 2010 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Inter-Segment and Reconciling Items	Total

Revenue	$160,449,516	$209,148,030	$51,097,348	$(67,259,449)	$353,435,445
Total operating expenses	6,024,848	1,144,657	1,064,790	696,696	8,930,991
Interest income	809,784	19,296	144,009	-	973,089
Interest expense	822,489	2,910,660	15,461	401,869	4,150,479
Depreciation and amortization expense	1,617,614	3,061,855	581,223	-	5,260,692
Provision for income taxes	1,640,069	493,242	213,502	-	2,346,813
Net income	4,945,620	3,452,691	622,771	(1,098,565)	7,922,517
Capital expenditures, net of VAT refunds	27,083	740,255	429,283	-	1,196,621
Total assets	223,458,218	161,036,300	58,586,365	(124,184,559)	318,896,324

At March 31, 2009 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Inter-Segment and Reconciling Items	Total

Revenue	$183,608,924	$190,358,729	$70,868,245	$(124,896,750)	$319,939,148
Total operating expenses	3,359,766	1,255,810	2,371,684	471,663	7,458,923
Interest income	1,167,740	71,871	108,560	-	1,348,171
Interest expense	1,064,360	3,245,691	67,590	266,493	4,644,134
Depreciation and amortization expense	1,631,326	2,530,237	361,389	-	4,522,952
Provision for income taxes	1,850,316	311,633	(52,159)	-	2,109,790
Net income	11,580,103	6,771,343	(788,818)	(739,312)	16,823,316
Capital expenditures, net of VAT refunds	1,645,080	14,604,127	856,435	-	17,105,642
Total assets	258,444,354	145,537,302	26,521,766	(118,374,364)	312,129,058

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
Geographic Area
People's Republic of China	$103,722,673	$88,990,640	$319,221,278	$281,888,393
Hong Kong	134,144	689,959	171,301	2,836,104
Other Countries	10,595,564	6,130,176	34,042,866	35,214,651
Total	$114,452,381	$95,810,775	$353,435,445	$319,939,148

NOTE 14 - SUBSEQUENT EVENTS

On April 27, 2010, the Board of Directors approved the grant of stock options to purchase 100,000 shares of the Company’s common stock under the “2009 Equity Incentive Plan” to certain key employees as reward for past services and to promote future performance. These options have exercise price of $2.71 per share, expiring on the fifth anniversary of the grant date, and vest in three equal installments on each of the first, second and third anniversary of the vesting commencement date, which is April 27, 2010.

The fair value of the options was $190,952, valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of the options: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.46%, expected life of 5 years, and stock price of $2.71 per share.

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

Overview of Our Business

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and in other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG Steel”) and prepainted galvanized steel (“PPGI”). In addition, we produce acid pickled steel (“AP Steel”) and cold-rolled steel, which represent the less processed of our finished products.  In November 2009, our subsidiary Changshu Huaye acquired 100% equity interest in Ningbo Zhehua for the total purchase price of about RMB 45.17 million (approximately $6.6 million). As a result of the acquisition of Ningbo Zhehua, our product offerings have expanded to include welded steel pipe products.  A large portion of our AP Steel and cold-rolled steel is used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG Steel and PPGI products, provide superior services to customers and distinguish us from competitors.

We sell most of our products to customers who operate primarily in the solar energy, home appliances, automobile, construction, infrastructure, medical equipment and water industries. Most of our customers are located in China, with domestic sales accounting for approximately 93.1% of our total revenue in fiscal year 2009. Our primary export markets are Europe, Middle East, South America, the United States, Southeast Asia and Hong Kong.

At our manufacturing facilities in Changshu, China, we currently operate three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 700,000 metric tons (“MT”) for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steel and 250,000 MT for cold-rolled steel. At our Ningbo facilities, the designed annual production capacity is 400,000 MT for steel pipes.

Executive Overview of Quarterly Results

In this quarter, we improved our performance in terms of revenue, net income and gross margins on the year-over-year basis.  Our revenue and net income increased in this quarter, mainly as a result of the increased output of the new 400,000 MT HDG Steel production lines, which became operational in September 2008 and generated approximately $22.8 million in revenue in the third fiscal quarter. We also improved gross margins due to production of more high-end products. However, the global economic crisis continued to affect the steel industry as a whole, with many product prices below historical peak prices. We will continue to focus on reducing costs, increasing sales, maximizing asset utilization and improving our operations.  We believe we will continue to benefit from Chinese government’s US$586 billion stimulus package which has been incrementally implemented. Part of the stimulus package is being spent on areas in which our products may be used, such as infrastructure, post earthquake reconstruction and household appliances. In addition, we believe we will continue to significantly benefit from the Chinese government’s green energy initiatives. For instance, our products have been extensively used for roof-top solar water heaters throughout China.

The following summarizes certain key financial information for the third fiscal quarter.

•	Revenue: Revenue was $114.5 million for the three months ended March 31, 2010, an increase of $18.6 million, or 19.5%, from $95.8 million for the same period last year.

•
Gross Profit and Margin: Gross profit was $9.3 million for the three months ended March 31, 2010 as compared to $7.1 million for the same period last year. Gross margin was 8.1% for the three months ended March 31, 2010 as compared to 7.4% for the same period last year.

•	Net Income: Net income was $3.4 million for the three months ended March 31, 2010, an increase of $0.7 million, or approximately 24.5%, from $2.7 million for the same period of last year.

•
Fully diluted net income per share: Fully diluted net income per share was approximately $0.09 for the three months ended March 31, 2010, as compared to approximately $0.07 for the same period last year.

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

Our operations consist of three business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities.  Changshu Huaye manufactures HDG Steel and PPGI products.  In the three months ended March 31, 2010 and 2009, Changshu Huaye generated revenue of $48.7 million and $47.9 million, which represented 42.6% and 50.0% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP Steel, cold-rolled steel and HDG Steel.  In the three months ended March 31, 2010 and 2009, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $49.7 million and $28.6 million, which represented 43.4% and 29.8% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products.  In the three months ended March 31, 2010 and 2009, Ningbo Zhehua generated revenue of $16.1 million and $19.3 million, which represented 14.0% and 20.2% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 53.3% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2010, a decrease from approximately 65.0% in the same period last year. We expanded our own sales channel in this quarter to gain more market share. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In the three months ended March 31, 2010, approximate $94.4 million of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended March 31, 2010, gross margin for domestic and international sales were approximately 7.2% and 17.0%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 14.9%, 4.6% and 3.9% in the three months ended March 31, 2010, respectively.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer superior products and services at competitive prices. General economic conditions, the cost of raw materials, and supply and demand of fine finished steel products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins.

We implemented a vertical integration strategy where we use our own AP Steel and cold-rolled steel products as raw materials for HDG Steel and PPGI products. We believe our vertically integrated operations will allow us to provide customers with one-stop services, build customer loyalty, and maintain stable operating margins.

Operating Expenses

Our operating expenses primarily consist of general and administrative expenses and selling expenses.

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

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the three months ended March 31, 2010.

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

Reportable Operating Segments

As a result of the acquisition of Ningbo Zhehua, we now have three reportable operating segments which are categorized based on manufacturing facilities – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP Steel, Cold-Rolled Steel and HDG Steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 12, “Segment Information” to the consolidated financial statements included elsewhere in this report.

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

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended March 31,
	2010		2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$53,393	46.7%	$33,580	35.0%
Revenue from related parties	61,059	53.3%	62,231	65.0%
Total	114,452	100%	95,811	100%

Cost of Revenue:
Cost of revenue:	48,928	42.8%	31,774	33.2%
Cost of revenue from related parties	56,210	49.1%	56,927	59.4%
Total	105,138	91.9%	88,701	92.6%

Gross Profit	9,314	8.1%	7,110	7.4%

Operating Expenses
Selling expense	1,816	1.6%	1,157	1.2%
General and administrative expense	1,980	1.7%	1,724	1.8%
Total Operating Expenses	3,796	3.3%	2,881	3.0%

Income from Operations	5,518	4.8%	4,229	4.4%

Other Income (Expense)
Interest income	390	0.3%	353	0.4%
Other income	6	0%	12	0%
Interest expense	(1,535)	(1.3)%	(1,321)	(1.4)%
Other expense	(19)	0%	(37)	0%
Loss on sale of assets	(4)	0%	0	0%
Total Other Expense	(1,162)	(1.0)%	(993)	(1.0)%
Income Before Taxes and Minority Interest	4,356	3.8%	3,236	3.4%
Provision for income taxes	(961)	(0.8)%	(509)	(0.5)%

Net Income	$3,395	3.0%	$2,726	2.8%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended March 31, 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended March 31,
	2010		2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$103,722	90.6%	$88,991	92.9%
Hong Kong	134	0.1%	690	0.7%
Other Countries	10,596	9.3%	6,130	6.4%
Total Revenue	$114,452	100.0%	$95,811	100.0%

Segment Data:
Changshu Huaye	$48,731	42.6%	$47,865	50.0%
Jiangsu Cold-Rolled	49,653	43.4%	28,592	29.8%
Ningbo Zhehua	16,069	14.0%	19,354	20.2%

Revenue

Revenue increased $18.6 million, or 19.5%, to $114.5 million for the three months ended March 31, 2010, from $95.8 million for the same period last year. Such increase was mainly attributable to $22.8 million revenue generated by our new 400,000 MT HDG Steel production lines that became operational in September 2008. In addition, revenue from the 300,000 MT HDG line was approximately $18.0 million higher than the same period last year due to high sales volume and average per unit prices. According to the National Bureau of Statistics of China, China’s GDP grew 11.9% in the first quarter of 2010, which spurred demand for a variety of products including HDG steel. However, the increased revenue was partially offset by lower sales from the PPGI production line and from Ningbo Zhehua. During the quarter, we conducted annual maintenance and upgrading of our PPGI facility which temporarily affected production, but is expected to improve our manufacturing efficiency in the future. The lower sales from Ningbo Zhehua were primarily due to reduced lower-margin trading volumes.

On a geographic basis, revenue generated from outside of mainland China was $10.7 million, accounting for 9.4% of our revenue in the three months ended March 31, 2010 as compared to $6.8 million, which was 7.1% of our revenue for the same period last year.  The amount increase was mainly because we increased marketing efforts in targeted overseas markets. We benefited from such efforts when the overseas market rebounded in this quarter. Our new products are well received in the overseas markets.

On a segment basis, revenue contributed by Changshu Huaye increased to $48.7 million for the three months ended March 31, 2010, an increase of $0.9 million, or 1.8%, from $47.9 million for the same period last year. Our new products, such as anti-septic PPGI and color-patterned PPGI products started to make contributions to the company’s gross margin and net income.

After eliminating the inter-company sales, revenues generated by Jiangsu Cold-Rolled were $49.7 million for the three months ended March 31, 2010, an increase of $21.1 million from $28.6 million for the same period last year, mainly as a result of the increased output of the new 400,000 MT HDG Steel production lines.

Revenues from Ningbo Zhehua were $16.1 million for the three months ended March 31, 2010, a decrease of $3.3 million from $19.4 million for the same period last year. After our acquisition of Ningbo Zhehua, we made a strategic decision to reduce its lower-margin steel trading businesses and increased its efforts on higher-margin production businesses.  We expect increased business activities at Ningbo Zhehua in the coming months.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2010 increased $19.8 million, or 59.0%, to $53.4 million from $33.6 million for the same period last year.

Cost of Revenue

Cost of revenue increased $16.4 million, or 18.5% to $105.1 million for the three months ended March 31, 2010 from $88.7 million for the same period last year.  As a percentage of revenue, the cost of revenue decreased to 91.9% for the three months ended March 31, 2010 from 92.6% for the same period last year.  The increased cost of revenue was mainly due to increased sales.

Gross Profit

Gross profit increased $2.2 million to $9.3 million for the three months ended March 31, 2010 from $7.1 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 8.1% for the three months ended March 31, 2010, as compared to 7.4% for the same period last year.  The increase in gross margin was mainly due to increased sales of company’s higher-margin new products. In addition, our international sales which had higher gross margin than domestic sales also increased significantly.

Gross margin for Changshu Huaye increased to 14.9% for the three months ended March 31, 2010 as compared to 11.1% for the same period last year.  Gross margin for Jiangsu Cold-Rolled remained stable at 4.6% for the three months ended March 31, 2010. Gross margin for Ningbo Zhehua was approximately 3.9% for the three months ended March 31, 2010 as compared with approximately 2.6% in the same period last year.

Total Operating Expenses

Our total operating expenses increased $0.9 million to $3.8 million for the three months ended March 31, 2010, from $2.9 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 3.3% for the three months ended March 31, 2010 from 3.0% for the same period last year.  Such dollar and percentage increase was mainly due to the increase percentage of international sales and the related increase in shipping costs in this quarter. In the quarter ended March 31, 2010, customers requested more CFR type of services.

General and Administrative Expenses. General and administrative expenses increased approximately $0.3 million to about $2.0 million for the three months ended March 31, 2010 from $1.7 million for the same period last year.  As a percentage of revenue, general and administrative expenses decreased to 1.7% for the three months ended March 31, 2010 from 1.8% for the same period last year.

Selling Expenses. Selling expenses increased $0.7 million to $1.8 million for the three months ended March 31, 2010, from $1.2 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 1.6% for the three months ended March 31, 2010 from 1.2% for the same period last year.  The dollar and percentage increase was mainly due to our increased overseas shipping cost as discussed above.

Interest Expense

Interest expense increased $0.2 million to $1.5 million for the three months ended March 31, 2010, from $1.3 million for the same period last year.  As a percentage of revenue, our interest expenses decreased to 1.3% for the three months ended March 31, 2010, from 1.4% for the same period last year.  The amount increase was mainly due to one-time factoring expenses associated with Jiangsu Cold-Rolled’s notes receivables.

Provision for Income Taxes

We incurred income tax expense of $1.0 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively.  Such increase was primarily attributable to the increase of income and higher effective income tax rate.

Net Income

Net income, without including the foreign currency translation adjustment, increased $0.7 million, or approximately 24.5%, to $3.4 million for the three months ended March 31, 2010 from $2.7 million for the same period last year, mainly as a result of the reasons as stated above.

Comparison of Nine Months Ended March 31, 2010 and March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

 (All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Nine Months Ended March 31,
	2010		2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$165,933	46.9%	$185,494	58.0%
Revenue from related parties	187,502	53.1%	134,445	42.0%
Total	353,435	100.0%	319,939	100.0%

Cost of Revenue:
Cost of revenue:	153,814	43.5%	171,573	53.6%
Cost of revenue from related parties sales	177,272	50.2%	118,401	37.0%
Total	331,086	93.7%	289,974	90.6%

Gross Profit	22,349	6.3%	29,965	9.4%

Operating Expenses
Selling expense	4,464	1.3%	3,120	1.0%
General and administrative expense	4,467	1.3%	4,339	1.4%
Total Operating Expenses	8,931	2.6%	7,459	2.4%

Income from Operations	13,418	3.8%	22,506	7.0%

Other Income (Expense)
Interest income	973	0.3%	1,348	0.4%
Other income	373	0.1%	305	0.1%
Interest expense	(4,150)	(1.2)%	(4,644)	(1.5)%
Other expense	(341)	(0.1)%	(582)	(0.2)%
Loss on sale of assets	(4)	0.0%	0	0.0%
Total Other Expense	(3,149)	(0.9)%	(3,573)	(1.1)%

Income Before Taxes and Minority Interest	10,269	2.9%	18,933	5.9%
Provision for income taxes	(2,347)	(0.7)%	(2,110)	(0.7)%

Net Income	$7,923	2.2%	$16,823	5.3%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the nine months ended March 31, 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Nine Months Ended March 31,
	2010		2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$319,221	90.3%	$281,888	88.1%
Hong Kong	171	0.0%	2,836	0.9%
Other Countries	34,043	9.7%	35,215	11.0%
Total revenue	$353,435	100.0%	$319,939	100.0%

Segment Data:
Changshu Huaye	$160,450	45.4%	$183,609	57.3%
Jiangsu Cold-Rolled	141,889	40.1%	65,462	20.5%
Ningbo Zhehua	51,097	14.5%	70,868	22.2%

Revenue

Revenue increased $33.5 million, or 10.5%, to $353.4 million for the nine months ended March 31, 2010, from $319.9 million for the same period last year. Such increase was mainly due to higher sales of approximately $64.1 million from the new 400,000 MT HDG production lines.

On a geographic basis, revenue generated from outside of mainland China was $34.2 million, accounting for 9.7% of our revenue in the nine months ended March 31, 2010 as compared to $38.1 million, which was 11.9% of our revenue for the same period last year. The decrease was mainly due to the decline in our exports during the first fiscal quarter of 2010.  As we have increased our marketing efforts in overseas market, our export sales increased gradually in the last two fiscal quarters.

On a segment basis, revenue contributed by Changshu Huaye decreased to $160.5 million for the nine months ended March 31, 2010, a decrease of $23.1 million, or 13.0%, from $183.6 million for the same period last year. Such decrease was mainly due to the decreased sales in the first fiscal quarter of 2010.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $141.9 million for the nine months ended March 31, 2010, an increase of $76.4 million from $65.5 million for the same period last year, mainly as a result of the increased output of its 400,000 MT HDG Steel production lines.

Revenues contributed by Ningbo Zhehua were $51.1 million for the nine months ended March 31, 2010, a decrease of $19.8 million from $70.9 million for the same period last year. After our acquisition of Ningbo Zhehua, we made a strategic decision to reduce its lower-margin steel trading business and increased its efforts on production.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2010 decreased $19.6 million, or 10.5%, to $165.9 million from $185.5 million for the same period last year. By taking advantage of Shanghai Huaye’s extensive sales and distribution network, we were able to sell a large portion of Jiangsu Cold-Rolled’s new HDG products through Shanghai Huaye allowing us to ramp this capacity at a much quicker pace. At the same time, we also expanded our own sales channel to gain additional market share.

Cost of Revenue

Cost of revenue increased $41.1 million, or 14.2%, to $331.1 million for the nine months ended March 31, 2010 from $290.0 million for the same period last year.  As a percentage of revenue, cost of revenue increased to 93.7% for the nine months ended March 31, 2010 from 90.6% for the same period last year.  The amount increase of cost of revenue was mainly due to the increase of sales. The reason for the reduced gross margin was due to the fact we received a larger proportion of smaller orders in the six months ended December 31, 2009 as compared to the same period last year which impaired our ability to realize economies of scale. Also, the cost of revenue for our new HDG Steel production lines was relatively higher during the capacity ramping-up process.

Gross Profit

Gross profit decreased $7.6 million to $22.4 million for the nine months ended March 31, 2010 from $30.0 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 6.3% for the nine months ended March 31, 2010, as compared to 9.4% for the same period last year.

On a segment basis, gross margin for Changshu Huaye decreased to 9.7% for the nine months ended March 31, 2010 from 13.5% for the same period last year.  Gross margin for Jiangsu Cold-Rolled decreased to 3.6% for the nine months ended March 31, 2010 from 5.4% for the same period last year. Gross margin for Ningbo Zhehua was 3.4% for the nine months ended March 31, 2010. Such decrease in our gross margin was mainly due to higher production costs attributable to smaller orders from more customers. During economic recovery, customers tend to replace large orders with small ones to control risks. Further, lower capacity utilization ratio of our new HDG production lines also adversely affected the gross margin.

Total Operating Expenses

Our total operating expenses increased $1.4 million to $8.9 million for the nine months ended March 31, 2010, from $7.5 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 2.5% for the nine months ended March 31, 2010 from 2.3% for the same period last year.  Such dollar and percentage increases were mainly due to increased selling expenses as we expanded international sales.

General and Administrative Expenses. General and administrative expenses increased $0.13 million to $4.47 million for the nine months ended March 31, 2010 from $4.34 million for the same period last year.  As a percentage of revenue, general and administrative expenses decreased slightly to 1.3% for the nine months ended March 31, 2010 from 1.4% for the same period last year.

Selling Expenses. Selling expenses increased $1.34 million to $4.46 million for the nine months ended March 31, 2010, from $3.12 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 1.3% for the nine months ended March 31, 2010 from 1.0% for the same period last year. We increased efforts on marketing and product promotion in the first fiscal quarter of 2010. In addition, our transportation costs increased in the third fiscal quarter of 2010 due to the increased percentage of international sales.

Interest Expense

Interest expense decreased $0.4 million to $4.2 million for the nine months ended March 31, 2010, from $4.6 million for the same period last year.  As a percentage of revenue, our interest expenses decreased to 1.2% for the nine months ended March 31, 2010, from 1.5% for the same period last year.  Such decrease was mainly due to lower interest rates.  In December 2008, the People’s Bank of China reduced the benchmark interest rate for one-year loan by 0.27% from 5.58% to 5.31%.

Provision for Income Taxes

We incurred income tax expense of $2.3 million and $2.1 million during the nine months ended March 31, 2010 and 2009, respectively.

Net Income

Net income, without including the foreign currency translation adjustment, decreased $8.9 million, or 53.0%, to $7.9 million for the nine months ended March 31, 2010 from $16.8 million for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were borrowings through short-term bank and private loans.  Our operating activities used $7.2 million of cash in the nine months ended March 31, 2010. As of March 31, 2010, our total indebtedness to non-related parties under existing short-term loans was $104.2 million, our short-term notes payable to related parties was $0.6 million, and our long-term notes payable to non-related parties was $2.9 million. We had no long-term notes payable to related parties.

Short-term bank and private loans are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We expect to renew our short term loans when they become due.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic crisis, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes.

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

As of March 31, 2010, we had cash and cash equivalents (excluding restricted cash) of $16.8 million and restricted cash of $48.2 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

(Unaudited)	Nine Months Ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(7,193)	$54,549
Net cash provided by (used in) investing activities	14,183	(18,963)
Net cash used in financing activities	(857)	(22,197)
Effect of foreign currency translation on cash and cash equivalents	22	50
Net cash flows	6,155	13,439

Operating Activities

Net cash used in operating activities was $7.2 million for the nine months ended March 31, 2010, a decrease of $61.7 million from $54.5 million net cash provided by operating activities for the same period last year.  Such decrease of net cash provided by operating activities was primarily attributable to decreased net income, increased advances to suppliers, partially offset by a reduction in account receivables. During the nine months ended March 31, 2010, we made more advances to our suppliers for the purchase of raw materials in anticipation of increased orders in the coming months.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities during the nine months ended March 31, 2010 was $14.2 million, which is an increase of $33.1 million from ($18.9) million net cash used in investing activities for the same period in 2009. We invested approximately $17.1 million in plant and equipment for our 400,000 MT HDG Steel production lines last fiscal year. The remaining variance was primarily due to changes in restricted cash.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2010 totaled $0.8 million as compared to $22.2 million net cash used in financing activities for the same period last year.  Such decrease in net cash used in financing activities was mainly because we had less note payables matured in the nine months ended March 31, 2010. We made approximately $6.6 million payment for the acquisition for Ningbo Zhehua. In addition, we completed a public offering in March 2010 and received net proceeds of approximately $6.8 million.

All amounts in million of U.S. dollars)

Bank	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial bank of China, Changshu Branch	$1.46	2009/4/15	2010/4/13	None
Industrial and Commercial bank of China	1.46	2009/5/18	2010/5/18	None
Industrial and Commercial bank of China	1.46	2009/5/27	2010/5/24	None
The Agricultural Bank of China, Changshu Branch	7.31	2009/5/31	2010/5/27	Shanghai Huaye/ Jiangsu Cold Rolled
Communications Bank of China, Changshu Branch	2.93	2009/6/29	2010/6/25	Shanghai Huaye
Changshu Rural Commercial Bank	3.22	2009/11/4	2010/4/30	None
Industrial and Commercial bank of China	1.90	2010/3/20	2010/7/20	None
Industrial and Commercial bank of China	2.93	2009/5/5	2010/4/29	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.31	2009/7/10	2010/7/9	Shanghai Huaye
The Agricultural Bank of China	1.32	2009/7/29	2010/7/28	Shanghai Huaye
The Agricultural Bank of China	5.56	2009/9/7	2010/8/7	Shanghai Huaye
The Agricultural Bank of China	5.85	2009/9/15	2010/8/15	Shanghai Huaye
The Agricultural Bank of China	5.85	2009/9/16	2010/9/15	Shanghai Huaye
The Agricultural Bank of China	5.85	2009/9/18	2010/7/17	Shanghai Huaye
The Agricultural Bank of China	9.65	2009/10/29	2010/10/24	Shanghai Huaye
The Agricultural Bank of China	7.31	2009/11/19	2010/11/14	Shanghai Huaye
The Agricultural Bank of China	5.12	2010/01/10	2010/5/16	Shanghai Huaye
The Agricultural Bank of China	2.19	2010/02/03	2011/1/20	Shanghai Huaye
Industrial and Commercial bank of China	2.93	2010/3/1	2011/3/1	Shanghai Huaye
Bank of China, Ningbo Branch	2.05	2010/3/1	2010/8/10	Shanghai Huaye
The Agricultural Bank of China	1.95	2010/3/8	2010/6/8
ShenZhen development Bank, Ningbo Branch	4.39	2010/3/20	2010/8/23	Shanghai Huaye
Communications Bank of China, Changshu Branch	1.46	2009/10/14	2010/4/14	None
Industrial and Commercial bank of China	0.73	2009/11/2	2010/5/1	None
The Agricultural Bank of China	0.59	2010/1/18	2010/7/18	None
The Agricultural Bank of China	0.44	2010/2/3	2010/8/3	None
Communications Bank of China, Changshu Branch	3.51	2010/2/9	2010/8/9	None
Communications Bank of China, Changshu Branch	2.34	2010/3/4	2010/9/4	None
China Construction Bank, Changshu branch	2.19	2010/3/11	2010/9/11	None
Communications Bank of China, Changshu Branch	2.93	2010/3/25	2010/9/25	None
Chen Lifang	0.59	No fixed date	No fixed date	None
Ling Guihua	2.86	2008/11/20	2011/11/20	None
Total	107.65

* Calculated on the basis that $1 = RMB 6.8361

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require us to maintain certain inventory levels. We were in compliance with these debt covenants as of March 31, 2010.

On March 10, 2010, we completed an offering in which we issued and sold to certain institutional investors an aggregate of 2,740,000 shares of our common stock and warrants to purchase a total of 685,000 shares of our common stock.  As a result of this offering, we raised approximately $7.40 million in gross proceeds, which left us with approximately $6.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $0.6 million.  The offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-161026), which became effective on December 14, 2009 pursuant to a prospectus supplement filed with the Securities and Exchange Commission on March 5, 2010.

In the coming 12 months, we have approximately $107.7 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first quarter of 2011. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.  The term “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented, or detected and corrected on a timely basis.

Changes in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended June 30, 2009, together with our outside consultant, we determined we had a material weakness in our controls over financial reporting, relating to our ability to correctly make necessary adjustments to our financial statements in accordance with U.S. GAAP in order to avoid the need for further adjustments.  Since that time, we have, with the assistance of outside consultants, continued to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring staff, (ii) implementing expanded policies and procedures over financial reporting, and (iii) instituting expanded training of management and staff responsible for financial transactions and records.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We have hired an individual with U.S. GAAP experience and Naijiang Zhou, CFA, as the Vice President of Finance. In March 2010, we engaged SEC AuditPrep Limited, an independent financial service firm, to support us in U.S. GAAP and testing existing Sarbanes-Oxley Act compliance programs. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. Under the supervision of our Audit Committee, we have implemented annual budgets for the Company. The Company plans to improve its annual budget process in an effort to maximize revenues and potentially reduce operating expenses.  The Company has made significant progress in addressing its internal control weaknesses over the past quarter and anticipates resolving these material weaknesses by the end of its current fiscal year, June 30, 2010.

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

ITEM 4.       (REMOVED AND RESERVED).

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

Date: May 13, 2010	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)