Form 10-K
period 2010-06-30
Sutor Technology Group LTD
filed 2010-09-28
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-51908

SUTOR TECHNOLOGY GROUP LIMITED

 (Exact name of registrant as specified in its charter)

Nevada	87-0578370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No 8, Huaye Road
Dongbang Industrial Park
Changshu, 215534
People’s Republic of China

(Address of principal executive offices)

(86) 512-52680988

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☐ No ☒

As of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $20.2 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 40,695,602 shares of the registrant’s common stock outstanding as of September 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUTOR TECHNOLOGY GROUP LIMITED

Annual Report on FORM 10-K
 For the Fiscal Year Ended June 30, 2010

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as:

•	Downturns in the steel industry;
•	Competition and competitive factors in the markets in which we compete;
•	Our heavy reliance on Shanghai Huaye;
•	Increases in our raw material costs;
•	General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for the Company’s products and services; and
•	Changes in laws, rules and regulations governing the business community in China in general and the steel industry in particular.

Additional disclosures regarding factors that could cause our results and performance to differ from results or anticipated performance are discussed in Item 1A, “Risk Factors” included herein. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•
“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Sutor BVI, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua;

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;
•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;
•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;
•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;
•
“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao, are 100% owners, and its subsidiaries;

•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended, and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.
•	“China” and “PRC” are to People’s Republic of China;
•	“BVI” are to the British Virgin Islands;
•	“RMB” are to Renminbi, the legal currency of China; and
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Overview

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and in other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”). In addition, we produce acid pickled steel (“AP Steel”), and cold-rolled steel, which represent the less processed of our finished products.  As a result of our acquisition of Ningbo Zhehua in November 2009, our product offerings have expanded to include welded steel pipe products.  A large portion of our AP Steel and cold-rolled steel is used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, Middle East, South America and Hong Kong.

Through our manufacturing facilities located in Changshu, China, we currently have three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 700,000 metric tons, or MT, for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

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

The following chart reflects our organizational structure as of the date of this annual report:

.

Reportable Segment Information

Our three reportable operating segments are categorized according to our three subsidiaries:

•	Changshu Huaye, which manufactures and sells HDG Steel and PPGI products;
•	Jiangsu Cold-Rolled, which manufactures and sells HDG Steel, AP Steel and cold-rolled steel; and
•	Ningbo Zhehua, which manufactures and sells welded steel pipe products.

Changshu Huaye and Jiangsu Cold-Rolled are located adjacent to each other in Changshu, China and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. For additional information about each segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 11, “Segment Information” to the consolidated financial statements included elsewhere in this annual report.

Our Products

Our current products include HDG Steel, PPGI, AP Steel, cold-rolled steel and welded steel pipe products. Our HDG Steel and PPGI products are primarily manufactured by Changshu Huaye and our AP Steel and cold-rolled steel products are primarily manufactured by Jiangsu Cold-Rolled. Jiangsu Cold-Rolled added two new HDG Steel production lines and has started to manufacture HDG of both cold-rolled steel and hot-rolled steel since the end of September 2008. Ningbo Zhehua manufactures our welded steel pipe products.

We were certified ISO 9001:2000 for our quality management system in 2005, ISO 14001:2004 for our environmental management system in 2008, and GD/T28001:2001 for our occupational health and safety management system in 2008.

The following table set forth sales information about our product mix in last two fiscal years.

(All amounts, other than percentage, in millions of U.S. dollars)

	Fiscal Years Ended June 30,
	2009		2010
Product	Revenue	Percent of Sales	Revenue	Percent of Sales
HDG Steel	$108.3	25.2%	$228.69	47.8%
PPGI	144.8	33.7%	78.6	16.4%
AP Steel	49.1	11.4%	40.3	8.4%
Cold-Rolled Steel	30.3	7.1%	57.8	12.1%
Welded Steel Pipe Products	88.3	20.5%	62.4	13.0%
Other	9.0	2.1%	10.9	2.3%
Total	$429.8	100.0%	$478.69	100.0%

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

We produce not only common industrial specifications, but also extreme specifications that we believe only a few other large PRC state-owned steel manufacturers can produce. The following table compares our technical manufacturing capabilities for most of our products:

	Width (mm)	Thickness (mm)	Galvanized Layer Weight (g/m2 )
Our Specification Scope	700-1250	0.18-1.5	70-280
Industrial Common Specification Scope	700-1250	0.3-1.2	100-180

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

Sales of HDG Steel products to third parties amounted to approximately 58,496 MT in fiscal year 2010, representing approximately 7.6% of our total revenue. The remaining HDG Steel products, which represent a majority of our HDG Steel products, were used for our production of PPGI products. Currently, our HDG Steel products are manufactured by Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye produces only HDG of cold-rolled steel. Jiangsu Cold-Rolled added two new HDG Steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. These two new production lines became operational at the end of September 2008. The addition of the new production lines significantly expanded our production capacity of HDG Steel, which increased designed production capacity from 300,000 MT per year to 700,000 MT per year.

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

Sales of PPGI products amounted to approximately 96,676 MT in fiscal year 2010, representing approximately 16.4% of our total revenue. Through our vertical integration strategy, we currently self-supply approximately 66.2% of HDG of cold-rolled steel to our PPGI production.

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

Most of our AP Steel products are used for our own production of HDG Steel and full-hard cold-rolled steel. We also sell a small portion of our AP Steel products to the market. In fiscal year 2010, our sales of AP Steel products to third parties were approximately 16,724 MT, representing approximately 2.2% of our total revenue.

Full-Hard, Cold-rolled Steel Products

Our manufacturing of full-hard, cold-rolled steel products commenced in January 2007. Full-hard cold-rolled steel strips are treated in an annealing process and are used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use most of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. The remaining undergoes the annealing process and is sold to the market. Our sales of full-hard cold-rolled steel products to third parties amounted to approximately 24,110 MT in fiscal year 2010, representing approximately 3.1% of our total revenue. In addition, approximately 66.2% of cold-rolled steel products were used for our own production.

Welded Steel Pipe Products

Our subsidiary Ningbo Zhehua has one advanced JCOE production line for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes.  Ningbo Zhehua is specialized in manufacturing large-diameter, double-side, submerged-arc welded steel pipes and spiral seam steel pipes. The finished products are extensively used for oil and gas transmission, municipal water supply projects, sewage treatment projects, and piling.  Sales of welded steel pipe products amounted to approximately 117,000 MT in fiscal year 2010, representing approximately 13.1% of our total sales revenue.

Manufacturing

Our manufacturing facilities are located in Changshu and Ningbo, China. Our facilities in Changzhou currently have three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our facilities in Ningbo have six welded steel pipe production lines. Our current annual designed production capacity is approximately 700,000 MT for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steels, 250,000 MT for cold-rolled steel and 400,000 MT for welded steel pipe products.

We utilize modern automated production technology which is strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye which supplied approximately 68.1% of our raw materials in fiscal year 2010. We believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 90% of total production cost in fiscal year 2010. We generally purchase steel coil after receiving orders from customers and are generally able to pass on increased cost to customers. We purchase steel strips from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounted for approximately 7.8% of our total production costs of HDG Steel in fiscal year 2010. We have established long-term relationships with several Chinese suppliers. We compare the prevailing domestic prices and choose the lower price and can generally pass price fluctuations onto customers. Zinc prices are closely guided by the London Metal Exchange quotation, are the most volatile among those of all of our raw materials.

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

Approximately 51.0% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2010. We currently do not have a long-term written contract with Shanghai Huaye and plan to negotiate the terms of each transaction based on then current market condition. We believe such arrangement will afford us more flexibility and allow us to obtain more favorable price based on the changing market. We believe we have a good relationship with Shanghai Huaye and expect Shanghai Huaye to remain as our major customer in the foreseeable future.  We plan to further expand our sales channel and increase our direct sale to end customers in the future. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2010.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 88.8% of our total revenue in fiscal year 2010. Within China, the biggest market for our products is eastern China, which includes Shanghai and the Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Europe, Middle East, South America, and Hong Kong. Our foreign sales accounted for approximately 10.6% and 11.2% of our total revenue in fiscal years 2009 and 2010, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 49.0% of our products through our own sales and marketing department in fiscal year 2010. Our sales and marketing department consists of approximately 55 employees as of the date of this annual report.

Research and Development

We believe that the development of new products and production methods is important to our success. We established our high-performance steel sheet research center in 2007 which was recognized as the “Jiangsu Province Foreign Invested Research Center” by the Jiangsu Science and Technology Bureau. As of June 30, 2010, our research and development personnel consisted of approximately 99 employees.

We recently set up Sutor Technology Co., Ltd., a wholly-owned subsidiary incorporated in China, and plan to consolidate all R&D activities into this subsidiary in the future. We plan to build a facility in the new subsidiary to be used solely for research and development of new products and technologies. We expect the new subsidiary will help attract talent and enhance our leading position in the fine processed steel industry in China. The new subsidiary is anticipated to enjoy preferential tax treatment when in full operation.

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

Private steel product manufacturers in China generally focus on low-end products. Many of our competitors are much smaller than us and use older equipment and production techniques. In contrast, our products are aimed at the high-end markets so we attempt to manufacture them with superior quality and broader range of specifications. We use advanced manufacturing equipment that we have purchased from developed countries, such as France and Italy, and employ engineers and researchers who are experienced with different production techniques. This allows us to provide a broad array of products in terms of thickness, zinc layer weight and width of steel coil, which helps us target high-end customers whose manufacturing specifications are extreme. In addition, through cooperation of our strategic partners, we have also established a vertically integrated business model that provides processing, distribution and customized logistic solutions. We believe this business model is difficult to duplicate and few private companies have this capability.

There are several state-owned steel manufacturers that produce comparable products to our products. As compared with those competitors, we believe we differentiate ourselves by the following:

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

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Europe, Middle East, South America and Hong Kong. Our export sales accounted for approximately 11.2% of our total sales for fiscal year 2010.

Our operating subsidiaries, Changshu Huaye and Jiangsu Cold-Rolled, are both located in Changshu, which provides us a transportation cost advantage. Changshu is situated in the eastern coastal part of China, the largest market for coated steel products in China. In addition, our affiliate Shanghai Huaye has a logistic center in Changshu port, which provides us convenient and low cost transportation for both raw materials and finished products. Further, our subsidiary Ningbo Zhehua is located in Ningbo which is one of the largest and most important sea port cities in China with easy access to both domestic and international markets.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of June 30, 2010, we held 23 patents and had 36 patent applications pending.

Most of our products are sold with the trademark of “,” which is known by Chinese and international clients. In August 2005, Shanghai Huaye agreed to transfer the trademark of “” to us without consideration. Such transfer was approved by the Trademark office of the State Administration for Industry and Commerce of China in August 2006. As a result, we have all the legal rights for the trademark, the term of which expires in July 2015.

All our key employees, especially engineers, have signed confidentiality and non-competition agreements with us. In addition, all our employees are obligated to protect our confidential information. Where appropriate for our business strategy, we will continue to take steps to protect our intellectual property rights.

Employees

As of June 30, 2010, we had approximately 657 full-time employees. Approximately 251 are employees of Changshu Huaye, approximately 172 are employees of Jiangsu Cold-Rolled and approximately 234 are employees of Ningbo Zhehua.
The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Manufacturing	369
General and administration	134
Marketing and sales	55
Research and development	99

We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. Our employees are not covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various type of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Regulation

General Regulation of Business

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.  As a result, our PRC operating subsidiaries Changshu Huaye and Ningbo Zhehua were and are subject to an earned income tax of 25.0% in 2009 and 2010. Our subsidiary Jiangsu Cold-Rolled’s tax holiday will expire at the end of 2011, therefore, it is and will be subject to an EIT rate of 12.5% in calendar years 2010 and 2011 and will be subject to an EIT rate of 25% starting in calendar year 2012.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.  For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements.  Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the PRC Ministry of Commerce, or MOFCOM, or their respective local branches.  These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC subsidiaries.  However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital.  These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the EIT Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our subsidiaries may be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

The Company intends on reinvesting profits, if any, and does not intend on making cash distributions of dividends in the near future.

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

Available Information

Our internet website is at www.sutorcn.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, Sutor Technology Group Limited, No 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534. The information posted on our website is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s website: www.sec.gov.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We maintain a close business relationship with Shanghai Huaye and any disruption of this relationship or the financial stability of Shanghai Huaye could damage our business.

Our company and Shanghai Huaye, which is 100% owned by our major shareholder, Chairperson and CEO, Lifang Chen and her husband Feng Gao, have a close business relationship.  Approximately 51.0% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2010, which distribute our products. In addition, a large portion of our raw materials were supplied by Shanghai Huaye in fiscal year 2010.  We believe that the larger size of Shanghai Huaye gives it greater bargaining power than us and our arrangement with Shanghai Huaye allows us to leverage its bargaining power and purchase raw materials at relatively lower purchase prices from suppliers. We do not have long-term written contracts with Shanghai Huaye.  In the past, Shanghai Huaye also has provided credit support on our behalf and guaranties for our benefit in connection with loans to us from third party lenders.

If our business relationship with Shanghai Huaye changes negatively or Shanghai Huaye’s financial condition deteriorates, this would harm our business in many ways.   We would be forced to rely on other third parties for raw materials and product distribution if Shanghai Huaye ceases to be a supplier of our raw materials and/or a distributor of our products at current levels.  We may not be able to negotiate terms with these third parties that are as favorable as our arrangements with Shanghai Huaye.  If this happens, our revenues could decrease, our production costs could increase and our profit margin could be strained.  In addition, a material adverse change in the financial condition and creditworthiness of Shanghai Huaye could impair our existing credit facilities and ability to obtain loans in the future.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend heavily on the availability of various raw materials and energy resources, including steel coil, zinc, oil paint, electricity and natural gas. Steel coil has historically made up approximately 90.0% of our total cost of sales. The availability of raw materials and energy resources may decrease and their prices may fluctuate greatly. We purchase a large portion of our raw materials from our affiliate Shanghai Huaye and we have long-term relationships with several other suppliers. However, if Shanghai Huaye or any other important suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and, for companies that are not small reporting companies, the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Our management had previously identified material weaknesses in our internal control over financial reporting in fiscal years 2008 and 2009. Although our management believes that our internal control over financial reporting was effective as of June 30, 2010, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Our major source of liquidity is borrowing through short-term bank and private loans. Our total debt under existing loans as of June 30, 2010 was approximately $85.6 million, of which approximately $82.1 million are short-term loans to non-related third party. We expect to renew our short-term loans when they become due, our inability to renew these loan upon maturity may cause us working capital constraints. This substantial indebtedness could also impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

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

Our growth strategy includes growing our operations by meeting the anticipated growth in demand for existing products, introducing new product offerings, and identifying and acquiring or investing in suitable candidates on acceptable terms. In 2009, we acquired a 100% ownership interest in Ningbo Zhehua. In addition, our subsidiary, Jiangsu Cold-Rolled, has recently completed construction of several new production lines and has been put into operation, but lacks a proven operational history. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in our industry. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;
•	our ability to integrate and retain key management, sales, research and development, production and other personnel;
•	our ability to incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;
•	integration and support pre-existing supplier, distribution and customer relationships;
•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;
•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities;
•	the costs associated with such growth, which are difficult to quantify, but could be significant; and
•	rapid technological change.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lifang Chen, our Chief Executive Officer, Yongfei Jiang, our Chief Financial Officer, and Naijiang Zhou, our Vice President of Finance. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Ms. Lifang Chen’s association with Shanghai Huaye could pose a conflict of interest.

Ms. Lifang Chen, our chairman and beneficial owner of 74.5% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

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

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our revenues may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC stockholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Ms. Lifang Chen, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 74.5% of our outstanding voting securities. As a result, she possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use right for special purposes. Changshu Huaye and Jiangsu Cold-rolled currently have land use rights to six parcels of land located in Dongbang Town, Changshu, China with approximately $0.36 million square meters in aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. The land use rights for these properties will expire in 2054. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have fully paid the land use fees. Some of our real property is subject to lien to secure certain bank loans.

Ningbo Zhehua leased a factory building located in the Ningbo Camel Machinery & Electronics Industrial Park, Ningbo, China. The lease has a term of 10 years which will expire on August 31, 2013.

We have three principal facilities: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye and Jiangsu Cold-Rolled are located in Dongbang Industrial park, Changshu, China and Ningbo Zhehua is located in Ningbo, China. Changshu Huaye was established in January 2003 and started operation in June 2004, with a designed annual production capacity of 300,000 MT of HDG of cold-rolled steel and 200,000 MT of PPGI. Changshu Huaye operated at full capacity in fiscal year 2010. Jiangsu Cold-Rolled was established in August 2003 and its AP Steel production line started operation in September 2006 with a designed annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has a designed annual production capacity of 250,000 MT. In fiscal year 2010, the capacity utilization rates for the AP Steel production line and cold-rolled steel production line were approximately 71.0% and 124.0%, respectively. Jiangsu Cold-Rolled constructed two new HDG Steel production lines with designed annual manufacturing capacity of 400,000 MT which became operational at the end of September 2008. As of June 30, 2010, their capacity utilization rate was 39.0%. The new HDG Steel production lines are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG Steel production lines. Ningbo Zhehua was established in 2004. It has one JCOE production line for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. In fiscal year 2010, the average utilization rate of our weld steel pipe production lines were approximately 29.1%.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “SUTR.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2010
1st Quarter	$4.31	$2.85
2nd Quarter	3.42	2.35
3rd Quarter	4.00	2.80
4th Quarter	3.09	1.98

Year Ended June 30, 2009
1st Quarter	$7.27	$2.90
2nd Quarter	3.30	1.31
3rd Quarter	2.64	0.91
4th Quarter	4.89	1.41

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 24, 2010, there were approximately 14 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and in other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our primary products include HDG Steel products, PPGI products, AP Steel products, cold-rolled steel, and welded steel pipe products.  We use our own AP Steel Products and cold-rolled steel in the production of our HDG Steel and PPGI products. This vertical integration of our operations has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

We operate in the highly competitive steel industry and face strong competition from numerous PRC and international companies. Our business is affected by a number of factors, including, but not limited to, cost to manufacture products, financial stability of our customers and suppliers, economic conditions, ability to develop new products, political climate, local and national laws and regulations and foreign currency exchange fluctuations. As part of our growing strategy, we continually seek to broaden our market reach by introducing new production lines and improve our profit margin by vertical integration. In November 2009, we acquired Ningbo Zhehua, which expanded our products offerings to include welded steel pipe products.

We have several strategic priorities designed to create long-term sustainable growth for our company and value for our shareholders, including vertical integration, developing new products, increasing production capacity, and strengthening of our research and development capabilities.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel and cold-rolled steel products. As a result of our acquisition of Ningbo Zhehua, we also generate revenue from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

We have three reportable business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities.  Changshu Huaye manufactures HDG Steel and PPGI products.  In fiscal years 2010 and 2009, Changshu Huaye generated revenue of $214.6 million and $237.8 million, which represented 44.8% and 55.3% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP Steel, cold-rolled steel and HDG Steel. Jiangsu Cold-Rolled generated revenue of $201.6 million and $103.7 million in fiscal years 2010 and 2009, which represented 42.1% and 24.1% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products.  In fiscal years 2010 and 2009, Ningbo Zhehua generated revenue of $62.5 million and $88.3 million, which represented 13.1% and 20.5% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 51.0% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2010, as compared to 44.6% last year. We expanded our own sales channel this year in effort to gain more market share. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In fiscal year 2010, approximately $269.6 million of raw material procurement was conducted through Shanghai Huaye and its affiliates.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In fiscal year 2010, gross margin for domestic and international sales were approximately 5.8% and 15.0%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 10.4%, 4.1% and 4.8%, respectively.

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

Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua were and are subject to EIT rates of 25%, 12.5% and 25% in 2009 and 2010, respectively. See Item 1, “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Reportable Operating Segments

As a result of the acquisition of Ningbo Zhehua, we now have three reportable operating segments which are categorized based on manufacturing facilities – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP Steel, Cold-Rolled Steel and HDG Steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. See Note 11, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

On November 10, 2009, Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye for a cash payment of approximately $6.6 million.  We consider Shanghai Huaye to be an affiliate due to the fact that Ms. Lifang Chen, our major shareholder, chief executive officer and chairwoman, and her husband Feng Gao own 100% of Shanghai Huaye.  We treated the acquisition of Ningbo Zhehua as a related party transaction.  From an accounting perspective, the acquisition was accounted for as a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.  As a result of the reorganization, the financial statements for the periods covered by this annual report have been adjusted to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented. The $6.6 million payment to Shanghai Huaye has been recognized as a dividend distribution to its shareholders in November 2009.

Comparison of Fiscal Years Ended June 20, 2010 and June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended June 30,
	2010			2009
	Amount		Percentage of Revenue	Amount		Percentage of Revenue
Revenue:	$			$
Revenue from unrelated parties		234,634	49.0%		238,043	55.4%
Revenue from related parties		244,054	51.0%		191,710	44.6%
Total		478,688	100.0%		429,753	100.0%

Cost of Revenue:
Purchases from unrelated parties		216,663	45.3%		185,989	43.3%
Purchases from related parties		229,217	47.9%		207,458	48.3%
Total		445,880	93.1%		393,447	91.6%

Gross Profit		32,808	6.9%		36,306	8.4%

Operating Expenses
Selling expense		8,066	1.7%		4,668	1.1%
General and administrative expense		6,358	1.3%		5,485	1.3%
Total Operating Expenses		14,425	3.0%		10,153	2.4%

Income from Operations		18,383	3.9%		26,153	6.0%

Other Income (Expense)
Interest income		1,106	0.2%		1,502	0.3%
Other income		448	0.1%		229	0.1%
Interest expense		(5,841)	(1.2)%		(6,065)	(1.4)%
Other expense		(367)	(0.1)%		(729)	(0.2)%
Total Other Income (Expense)		(4,653)	(1.0)%		(5,062)	(1.2)%

Income Before Taxes		13,730	2.9%		21,091	4.9%
Provision for income taxes		(2,404)	(0.5)%		(2,412)	(0.6)%

Net Income		$11,326	2.4%		$18,679	4.3%

Revenue. Our revenue increased $48.9 million, or 11.4%, to $478.7 million in fiscal year 2010 from $429.8 million in fiscal year 2009. Such increase was mainly due to higher sales of approximately $99.8 million from the new 400,000 MT HDG steel production lines operated by Jiangsu Cold-Rolled.

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended June 30,
	2010		2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Geographic Data:
China	$425,009	88.8%	$384,354	89.4%
Other Countries	53,679	11.2%	45,400	10.6%

Segment Data:
Changshu Huaye	$215,586	44.9%	$237,800	55.3%
Jiangsu Cold-Rolled	201,609	42.0%	103,685	24.1%
Ningbo Zhehua	62,493	13.0%	88,268	20.5%

On a geographic basis, revenue generated from outside of China was $53.7 million, or 11.2% of total revenue for fiscal year 2010, as compared to $45.4 million, or 10.6% of total revenue for fiscal year 2009. As we have increased our marketing efforts in overseas market, our export sales increased gradually in the last three fiscal quarters.

On a segment basis, revenue contributed by Changshu Huaye decreased to $214.6 million for fiscal year 2010, a decrease of $23.2 million, or 9.8%, from $237.8 million in fiscal year 2009. Such decrease was mainly due to the decreased sales in the first fiscal quarter of 2010. In the quarter ended September 30, 2009, due to global economic crisis, the price of our main raw material steel decreased approximately 30% which caused the per unit sales price of our products and our revenue to decrease. The steel market and our sales price gradually recovered since the first fiscal quarter of 2010.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $201.6 million for fiscal year 2010, an increase of $97.9 million from $103.7 million last year. Such increase was mainly due to the increased output of our 400,000 MT HDG Steel production lines which more than offset the decrease of revenue contributed by our PPGI products resulting primarily from the decreased output. In fiscal year 2010, our PPGI production line was mainly used to manufacture paint-coated sheets, which generally had a higher margin than common PPGI products. Since manufacturing of paint-coated sheets involves more complicated process, we produced less PPGI products in fiscal year 2010 than fiscal 2009.

Revenues contributed by Ningbo Zhehua were $62.5 million for fiscal year 2010, a decrease of $25.8 million from $88.3 million in fiscal year 2009, primarily resulting from reduced lower-margin trading volumes. After our acquisition of Ningbo Zhehua, we made a strategic decision to reduce its lower-margin steel trading business and increased its efforts on production.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2010 decreased $3.4 million, or 1.4%, to $234.6 million from $238.0 million in fiscal year 2009. By taking advantage of Shanghai Huaye’s extensive sales and distribution network, we were able to sell a large portion of Jiangsu Cold-Rolled’s new HDG products through Shanghai Huaye allowing us to capitalize on increased capacity at a much quicker pace. At the same time, we also expanded our own sales channel to gain additional market share.

Cost of Revenue.  Cost of revenue increased $52.5 million, or 13.3%, to $445.9 million in fiscal year 2010 from $393.4 million in fiscal year 2009.  As a percentage of revenue, cost of revenue increased to 93.1% in fiscal year 2010 from 91.6% last year. The amount increase of cost of revenue was mainly due to the increase of sales. The reason for the reduced gross margin was due to the fact we received a larger proportion of smaller orders in fiscal year 2010 as compared to fiscal year 2009, which impaired our ability to realize economies of scale. Also, the cost of revenue for our new HDG Steel production lines was relatively higher during the capacity ramping-up process.

Gross Profit . Gross profit decreased $3.5 million to $32.8 million in fiscal year 2010 from $36.3 million in fiscal year 2009.  Gross profit as a percentage of revenue (gross margin) was 6.9% in fiscal year 2010, as compared to 8.4% in fiscal year 2009.  On a segment basis, gross margin for Changshu Huaye decreased to 10.4% in fiscal year 2010 from 12.1% last year.  Gross margin for Jiangsu Cold-Rolled increased slightly to 4.1% in fiscal year 2010 from 4.0% last year. Gross margin for Ningbo Zhehua was 4.8% in fiscal year 2010, as compared to 4.0% in fiscal year 2009. Such decrease in our gross margin was mainly due to higher production costs attributable to smaller orders from more customers. During economic recovery, customers tend to replace large orders with small ones to control risks. Further, lower capacity utilization ratio of our new HDG production lines also adversely affected the gross margin.

Total Operating Expenses. Our total operating expenses increased $4.2 million to $14.4 million in fiscal year 2010 from $10.2 million in fiscal year 2009. As a percentage of revenue, our total operating expenses increased to 3.0% in fiscal year 2010 from 2.4% in fiscal year 2009.  Such dollar and percentage increases were mainly due to increased selling expenses associated with expanded international sales.

General and Administrative Expenses.  Our general and administrative expenses increased $0.9 million to $6.4 million in fiscal year 2010 from $5.5 million in fiscal year 2009. As a percentage of revenue, general and administrative expenses remained the same in 2010 as 1.3% in fiscal year 2009.

Selling Expenses. Our selling expenses increased $3.4 million to $8.1 million in fiscal year 2010 from $4.7 million in fiscal year 2009. As a percentage of revenue, our selling expenses increased to 1.7% in fiscal year 2010 from 1.1% in fiscal year 2009. We increased efforts on marketing and product promotion in the first fiscal quarter of 2010. In addition, our transportation costs increased in the second half of fiscal year 2010 due to the increased percentage of international sales and freight costs.

Interest Expense. Our interest expense decreased $0.3 million to $5.8 million in fiscal year 2010, from $6.1 million in fiscal year 2009. As a percentage of revenue, our interest expenses decreased to 1.2% in fiscal year 2010, from 1.4% in fiscal year 2009. Such decrease was mainly due to lower interest rates.  In December 2008, the People’s Bank of China reduced the benchmark interest rate for one-year loan by 0.27% from 5.58% to 5.31%.

Provision for Income Taxes. We incurred income tax expense of $2.4 million in both fiscal years 2010 and 2009.

Net Income. Net income, without including the foreign currency translation adjustment, decreased $7.4 million, or 39.6%, to $11.3 million in fiscal year 2010 from $18.7 million in fiscal year 2009, mainly as a result of the decreased gross margin and sharp increase in selling expenses described above.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this report were borrowings through short-term bank and private loans.  Our operating activities used $4.8 million of cash in fiscal year 2010. As of June 30, 2010, our total indebtedness to non-related parties under existing short-term loans was $82.1 million, our short-term notes payable to related parties was $0.6 million, and our long-term notes payable to non-related parties was $2.9 million. We had no long-term notes payable to related parties.

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

As of June 30, 2010, we had cash and cash equivalents (excluding restricted cash) of $13.3 million and restricted cash of $48.3 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

(Audited)	Fiscal Years Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(4,833)	$1,922
Net cash provided by (used in) investing activities	15,537	(18,891)
Net cash (used in) provided by financing activities	(7,906)	15,086
Effect of foreign currency translation on cash and cash equivalents	65	41
Net cash flows	2,683	(1,841)

Operating Activities

Net cash used in operating activities was $4.8 million in fiscal year 2010, a decrease of $6.7 million from $1.9 million net cash provided by operating activities in fiscal year 2009.  Such decrease of net cash provided by operating activities was primarily attributable to decreased net income, increased advances to suppliers, partially offset by a reduction in account receivables. During fiscal year 2010, we made more advances to our suppliers for the purchase of raw materials in anticipation of increased orders in the coming months.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities in fiscal year 2010 was $15.4 million, which is an increase of $34.3 million from $18.9 million net cash used in investing activities in fiscal year 2009. We invested approximately $17.4 million in plant and equipment for constructions of our 400,000 MT HDG Steel production lines in fiscal year 2009. The remaining variance was primarily due to changes in restricted cash.

Financing Activities

Net cash used in financing activities in fiscal year 2010 totaled $7.9 million as compared to $15.1 million net cash provided by financing activities in fiscal year 2009.  Such increase in net cash used in financing activities was mainly due to the increased outflow for principal payments on notes payable. We made approximately $6.6 million payment for the acquisition for Ningbo Zhehua in fiscal year 2010 which offset the approximately $6.8 million net proceeds we received from the public offering closed in March 2010.

We believe we currently maintain a good business relationship with many banks. As of June 30, 2010, the amount, maturity date and term of each of our loans were as follows.

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Changshu Rural Commercial Bank	1.91	2010-3-22	2010-7-20	None
Changshu Rural Commercial Bank	3.23	2010-4-9	2010-10-8	None
Industrial and Commercial bank of China	2.94	2010-5-20	2011-5-19	None
The Agricultural Bank of China, Changshu Branch	7.34	2009-5-27	2010-5-20	Shanghai Huaye/ Jiangsu Cold-Rolled
Communications Bank of China, Changshu Branch	2.94	2009-6-25	2010-12-20	Shanghai Huaye
The Agricultural Bank of China	7.34	2009-7-10	2010-7-9	Shanghai Huaye
The Agricultural Bank of China	1.32	2009-7-29	2010-7-28	Shanghai Huaye
The Agricultural Bank of China	5.58	2009-9-7	2010-8-7	Shanghai Huaye
The Agricultural Bank of China	5.87	2009-9-15	2010-8-15	Shanghai Huaye
The Agricultural Bank of China	5.87	2009-9-16	2010-9-15	Shanghai Huaye
The Agricultural Bank of China	5.87	2010-9-18	2010-7-17	Shanghai Huaye
The Agricultural Bank of China	9.69	2009-10-29	2010-10-24	None
The Agricultural Bank of China	7.34	2009-11-19	2010-11-14	Shanghai Huaye
The Agricultural Bank of China	2.20	2010-2-3	2011-1-20	Shanghai Huaye
Industrial and Commercial bank of China	2.94	2010-3-1	2011-3-1	Changshu Huaye
Industrial and Commercial bank of China	2.94	2010-4-30	2011-4-29	Changshu Huaye
Changshu Rural Commercial Bank	4.99	2010-5-26	2010-5-24	Changshu Huaye
Bank of China, Ning Bo Branch	1.79	2010-3-10	2010-8-10	Shanghai Huaye
Chen Lifang	0.59	N/A	N/A	None
Lin Gui Hua	2.86	2008-11-20	2011-11-20	None
Total	85.58
*	Calculated on the basis that $1 = RMB 6.8086

**	We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain inventory levels. We were in compliance with these debt covenants as of June 30, 2010.

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

In the coming 12 months, we have approximately $82.7 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Share Based Payments – The Company accounts for share-based compensation to reflect the fair value of share-based awards measured at the grant date, which is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  A total of 2,000,000 shares of common stock were authorized for issuance under the Company’s stock compensation plan.  The plan was approved by the board of directors on April 15, 2009 and approved by the stockholders on June 16, 2009.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recently Adopted Accounting Guidance- In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in the period ended March 31, 2010.

Business Combinations
On July 1, 2009, the Company adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company has applied this guidance to business combinations completed since July 1, 2009. Adoption of this new guidance did not have an impact on our consolidated financial statements as the Company did not have any business combination as defined by this guidance since adoption of the guidance.

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted and applied the provisions of the ASC for its annual reporting ended June 30, 2010, and has eliminated references to pre-ASC accounting standards throughout the consolidated financial statements. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Fair Value and Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company adopted this guidance for the year ended June 30, 2010. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments
In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

Fair Value Measurement
In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities
In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for the Company beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on the financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification
In January 2010, the FASB issued an accounting standard update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash
In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing
In October 2009, the FASB issued an accounting standard update to address equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. This accounting update addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. This accounting update is effective for share lending agreements entered into after June 15, 2009 and effective for fiscal years and interim periods within those years beginning on or after December 15, 2009 for all other outstanding arrangements, with retrospective application to those arrangements on the effective date. The Company is currently evaluating the impact of this statement upon its adoption on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

As of June 30, 2010, with regard to the scope of our assessment, we excluded Ningbo Zhehua from our assessment of internal control over financial reporting because it was acquired in November 2009. Ningbo Zhehua’s revenue was approximately $62 million, representing approximately 13% of our total revenue in fiscal year 2010.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, excluding Ningbo Zhehua. In making this assessment, we used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2010 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in internal control over financial reporting

Due to the implementation of remedial measures to address the material weaknesses identified in our previous filings with the SEC, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2010 that have materially affected our internal control over financial reporting. We engaged SEC AuditPrep Limited, an independent financial service firm, to support us in U.S. GAAP and testing existing Sarbanes-Oxley Act compliance programs, implemented expanded policies and procedures over financial reporting, and instituted expanded training of management and staff responsible for financial transactions and records. As a result of these remedial actions, management concluded that our internal control over financial reporting, excluding newly acquired Ningbo Zhehua, was effective as of June 30, 2010.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lifang Chen	39	Chairman of the Board, Chief Executive Officer and President
Yongfei Jiang	33	Director, Chief Financial Officer, Treasurer and Secretary
Naijiang Zhou	47	Vice President of Finance
Xun Zhang	37	Chief Technology Officer
Gerard Pascale	40	Director
Guoyou Shao	61	Director
Xinchuang Li	47	Director

Lifang Chen.  Ms. Chen became our Chairman on February 1, 2007 and our Chief Executive Officer and President in May 2008. She has been the Chairman of our subsidiary Sutor BVI since August 2007. Since June 2001, Ms. Chen has served as the Vice President of Shanghai Huaye. From September 1993 to May 2001, Ms. Chen served as the director of the civil administrative bureau of Xiaoshan District, Hangzhou City. She has extensive experience in enterprise management and fine finished steel industry. Ms. Chen received a M.A. degree in philosophy from Zhenjiang University and a doctorate degree in Business Management from Century University of America. Ms. Chen’s management experience, having served as our Chairman since 2007 and our Chief Executive Officer since 2008, and as Shanghai Huaye’s Vice President since 2001, along with her educational background, led us to the conclusion that she should serve as a director of our Company, in light of our business and structure.

Yongfei Jiang.  Mr. Jiang became a member of our board of directors in June 2009 and has been our Chief Financial Officer, Treasurer and Secretary since February 1, 2007. He also has been the Chief Financial Officer of Changshu Huaye since 2005. From 2002 to 2005, Mr. Jiang served as the finance manager of Guangzhou Huaye Trading Co., Ltd., a subsidiary of Shanghai Huaye, where he was responsible for the financial and capital management. From 1999 to 2002, Mr. Jiang was the finance manager at Zhejiang Guotai Seal Material Co. Ltd., an equipment manufacturer. Mr. Jiang has ten years of experience in corporate accounting and finance. Mr. Jiang graduated from Zhejiang Finance and Economic College. Mr. Jiang’s management experience, having served as our Chief Financial Officer since 2005 and as an officer of a subsidiary of Shanghai Huaye since 2002, along with his finance experience and educational background, as noted above, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

Naijiang Zhou. Mr. Zhou became our Vice President of Finance on February 1, 2010. Mr. Zhou has served as Executive Vice President and Chief Financial Officer at Rich Fields Investment, Ltd., a private equity investment firm since 2008.  From April 2007 to July 2008, Mr. Zhou worked as international research analyst at Roth Capital Partners, a full service U.S. banking firm.  Before joining Roth Capital, Mr. Zhou worked for seven years as principal financial planner and principal financial analyst at American Electric Power, where he was responsible for strategic planning, financial planning and analysis, and corporate development. Prior to that, he worked for the Wing Group as financial analyst and U.S. Global Investors as senior research analyst and co-managed mutual fund investments. Mr. Zhou received both a Ph.D. and an MBA degree from the University of Texas at Austin, and a B.S. in Petroleum Engineering from China Petroleum University. He is a Chartered Financial Analyst (CFA).

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

Gerard Pascale.   Mr. Pascale has been a member of our board of directors since January 15, 2010. Mr. Pascale has extensive experience in financial accounting, financial analysis and planning, marketing research, corporate governance and securities. He is a Vice President with Chile Mining Technologies, Inc. (OTCBB: LVEN), a mineral extraction company based in the Republic of Chile, whom he advised in preparing for their public transaction and fund raise. For the past two and a half years he has served as President and CEO of SC Financial Group, LLC, where he specializes in advising both US and international clients on valuation, financial modeling and the responsibilities of publicly traded US companies.  Previously, he was the Director of Finance at Heritage Management Consultants, Inc. where Mr. Pascale specialized in providing finance and SEC support throughout the entire process of listing on a US exchange.  From 2003 to 2005, Mr. Pascale was a Director with the Corporate Executive Board, a consulting firm delivering data and tools, practice research and insight to clients. He has also held financial analyst positions with Intel Corporation and Emerson Electric.  Mr. Pascale has a Bachelor of Science in Accounting from Virginia Tech and an MBA in finance from the University of Chicago. Mr. Pascale’s extensive finance, corporate governance and securities experience, as noted above, along with his educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

Guoyou Shao.  Mr. Shao has been a member of our board of directors since February 2008. Since April 2003, Mr. Shao has served as Board Chairman of Fortis Haitong Investment Management Co., Ltd., one of the first sino-foreign joint ventures specializing in fund management to gain approval in China. Prior to this, Mr. Shao served as Manager of the Investor Relations Department of Haitong Securities Co. Ltd. since July 1998. Mr. Shao has extensive securities investment and asset management experience and holds a Master’s degree in Business Administration from Hong Kong Science Management Institute. Mr. Shao’s extensive finance and investor relations experience, as noted above, along with his educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

Xinchuang Li.  Mr. Li has been a member of our board of directors since February 2008. Since 2008, Mr. Li has served as the Executive Director of China Metallurgical Industry Planning & Research Institute (CMIPRI) in Beijing. From 2002 to 2008, Mr. Li served as the Vice Director and Chief Engineer of CMIPRI. From 1998 to 2002, Mr. Li served as the Vice-Chief Engineer of CMIPRI. Mr. Li has significant experience in the operations of companies engaged in steel production with a particular focus and specialization in the operations, planning and strategic focus of companies operating in the Chinese steel industry. Mr. Li holds a Master’s degree in Business Administration from Fordham University and Beijing University. Mr. Li’s extensive industry experience, as noted above, along with his educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Yongfei Jiang, Gerard Pascale, Guoyou Shao and Xinchuang Li.

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that Gerard Pascale possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Audit Committee

Our board of directors established an audit committee in February 2008. Our audit committee consists of three members: Gerard Pascale, Guoyou Shao, and Xinchuang Li. Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Pascale serves as our audit committee chairman.

Our audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reporting regularly to the full board of directors; and

•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Compensation Committee

Our board of directors established a compensation committee in February 2008. Our compensation committee consists of three members: Gerard Pascale, Guoyou Shao, and Xinchuang Li. Mr. Shao serves as the chairman of our compensation committee. Our compensation committee assists the board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any meeting of our compensation committee during which her compensation is deliberated.

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

Governance and Nominating Committee

Our board of directors established a governance and nominating committee in February 2008. Our governance and nominating committee consists of three members: Gerard Pascale, Guoyou Shao, and Xinchuang Li. Mr. Li serves as the chairman to our governance and nominating committee. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board of directors and its committees.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. In fiscal year 2010, the Form 3’s for Naijiang Zhou and Gerard Pascale and a Form 4 for Naijiang Zhou were filed late due to administrative oversight.

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

Summary Compensation Table – Fiscal Years Ended June 30, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Lifang Chen, CEO	2010	100,000	-	4,534	-	104,534
	2009	100,000	-	-	-	100,000

(1) Pursuant to the Company’s 2009 Equity Incentive Plan, we granted 40,000 options to Ms. Chen with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant. This amount represents the compensation expense that the Company recognized for financial statement reporting purposes in fiscal year 2010 for the portion of the fair value of equity awards granted to Ms. Chen in fiscal year 2010, in accordance with Statement of Financial Accounting Standards No.123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  Such amount thus does not reflect the amount of compensation actually received by Ms. Chen during the fiscal year 2010.  For a description of the assumptions used in calculating the fair value of equity awards under SFAS No.123©, see Note 10 to the consolidated financial statements included elsewhere in this annual report.

Employment Agreements

Currently, we do not have an employment agreement with our CEO, Ms. Lifang Chen.

On December 18, 2009, we entered into an employment agreement with Mr. Naijiang Zhou, our Vice President of Finance, under which Mr. Zhou will receive a monthly salary of RMB50,000 (approximately $7,353) and 20,000 shares of the Company’s common stock per year. The employment contract has a one year term, starting from February 1, 2010, which will be automatically renewed unless terminated or modified by the parties.

Our subsidiary, Sutor BVI, has employment agreements with Yongfei Jiang, our Chief Financial Officer and Xun Zhang, our Chief Technology Officer. Mr. Jiang is an employee-at-will and is receiving an annual salary at the range of $30,000 to $60,000 under the agreement. Mr. Zhang is also an employee-at-will and he is entitled to an annual salary of $30,000 per year under his employment agreement.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at June 30, 2010 for each of our named executive officers.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lifang Chen	-	-	40,000	(1)	2.71	4/27/2015	-	-	-	-

(1)
On April 27, 2010, we issued options to our executive officers under the Sutor Technology Group Limited 2009 Equity Incentive Plan. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended June 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerard Pascale	27,500	0	0	0	0	27,500
Guoyou Shao	15,485	0	0	0	0	15,485
Xinchuang Li	15,485	0	0	0	0	15,485

We have entered into agreements with each of our independent directors. Under the terms of the agreements, Mr. Pascale is entitled to $55,000, Mr. Shao is entitled to RMB 120,000 (approximately $17,143) and Mr. Li is entitled to RMB 120,000 (approximately $17,143) as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Pascale’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, the independent directors are entitled to indemnification for expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. The Company also reimburses our directors for reasonable travel expenses related to attendance at board and committee meetings.

Additionally, we entered into Indemnification Agreements with each of Messrs. Pascale, Shao and Li.  Under the terms of these Indemnification Agreements, the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding (other than a Proceeding by or in the right of the Company) if the independent director acted in good faith and in the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the independent director’s conduct was unlawful.  The Company also agreed to pay any such expenses to an independent director in advance of the final disposition of any such proceeding if the director agrees to repay such amount to the extent it is ultimately determined they are not entitled to indemnification; provided, however, that the Company is not obligated to make any such advance payment if the board of directors determines, in its sole discretion, that it does not appear that such director has met the standards of conduct which make it permissible under applicable law to indemnify such director, and that the advancement of expenses would not be in the best interests of the Company and its stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 24, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Lifang Chen	Chairman and Chief Executive Officer	Common Stock, $0.001 par value	30,338,050	(3)	74.5%
Yongfei Jiang	Chief Financial Officer	Common Stock, $0.001 par value	-		*
Naijiang Zhou	VP of Finance	Common Stock, $0.001 par value	14,333	(4)	*
Xun Zhang	Chief Technology Officer	Common Stock, $0.001 par value	-		*
Gerard Pascale	Director	Common Stock, $0.001 par value	1,625		*
Guoyou Shao	Director	Common Stock, $0.001 par value	-		*
Xinchuang Li	Director	Common Stock, $0.001 par value	-		*
All Officers and Directors as a group (7 persons named above)			30,354,008		74.6%
5% Security Holders
Total Raise Investments Ltd.		Common Stock, $0.001 par value	30,338,050		74.5%
Lifang Chen		Common Stock, $0.001 par value	30,338,050	(3)	74.5%

•	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
A total of 40,695,602 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 24, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Includes 30,338,050 shares of common stock owned by Total Raise Investments Ltd., a BVI company wholly owned by Ms. Chen. Ms. Chen disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(4)
On February 1, 2010, Mr. Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period.  As of September 24, 2010, 10,000 of these shares have vested and an additional 3,333 shares will vest within 60 days.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ©
Equity compensation plans approved by security holders(1)	100,000	(2)	$2.71	1,900,000
Equity compensation plans not approved by security holders	-		-	-
Total	100,000		$2.71	1,900,000

(1)
On April 15, 2009, our board of directors authorized the establishment of the Sutor Technology Group Limited 2009 Equity Incentive Plan, whereby we are authorized to issue shares of our Common Stock to certain employees, directors and consultants. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 2,000,000 shares. The Plan was approved by our stockholders on June 16, 2009.

(2)
On April 27, 2010, we granted options to purchase a total of 100,000 shares of our common stock to certain officers, directors and employees with an exercise price of $2.71. One third of the option will vest and become exercisable on the first, second and third anniversaries of the date of grant.  On February 1, 2010, we issued 20,000 shares of our common stock to Mr. Naijiang Zhou, to vest in equal installments over a twelve month period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
We sell our products to and buy raw materials from various companies which are beneficially owned or controlled by our CEO and President, Ms. Lifang Chen. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties. See Note 7, “Related Parties” to the consolidated financial statements included elsewhere in this report. These transactions related to the sale of our products are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2010	Fiscal 2009
Changshu Diemate Steel Processing Co. Ltd.	Sale of products by Company	$410,755	$70,168
Guangzhou Huaye Steel Processing Co. Ltd.	Sale of products by Company		264,410
Hangzhou Nanye Material Co. Ltd.	Sale of products by Company		-
Hangzhou Xiaoshan Southern Industry Co., Ltd.	Sale of products by Company	207,118	397,727
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Company	456,392	15,631
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Company	18,010,636	6,457,867
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Company	192,828,758	142,092,727
Wuxi Haide Steel Processing Co., Ltd.	Sale of products by Company	8,642,826	177,459
Shanghai Pukesheng Steel Trade Co., Ltd	Sale of products by Company	12,244,568	1,487,213
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Company	70,871	15,719
Guangzhou Qiyuan Steel Processing Co., Ltd.	Sale of products by Company	8,667,138
Tianjin Huaye Steel processing Co., Ltd.	Sale of products by Company	2,514,821

•
On November 10, 2009, Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye for a cash payment of approximately $6.6 million.  We consider Shanghai Huaye to be an affiliate due to the fact that Ms. Lifang Chen, our major shareholder, chief executive officer and chairwoman, and her husband Feng Gao own 100% of Shanghai Huaye.  We treated the acquisition of Ningbo Zhehua as a related party transaction.  From an accounting perspective, the acquisition was accounted for as a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.  As a result of the reorganization, the financial statements for the periods covered by this annual report have been adjusted to combine the assets, liabilities, stockholders’ equity, and results of operations and cash flows of Ningbo Zhehua with those of the Company for all periods presented. The $6.6 million payment to Shanghai Huaye has been recognized as a dividend distribution to its shareholders in November 2009.

•
On July 1, 2008, Ms. Chen loaned our Company $2.59 million which had a term of one year and carried no interest. On March 11, 2009, Ms. Chen loaned our Company $0.10 million which has a term of 36 months and carries an annual interest rate of 3.6%. On April 29, 2009, Ms. Chen loaned our Company $0.15 million which has a term of 36 months and carry an annual interest rate of 5.0%. On July 25, 2009, Ms. Chen loaned our Company $0.2 million which had a term of one year and carried an annual interest rate of 2.0%. The notes to Ms. Chen described above plus the accrued interest on the notes was transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009. In addition, from 2007 and 2009, Ms. Chen made several other loans in the aggregate amount of $1.13 million to our Company. These loans are due on demand and bear no interest.  All loans mentioned above are used for working capital purpose. For details of these loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

•
Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

•
On November 8, 2008, we entered into a lease agreement with Ms. Lifang Chen under which we rented 12F, Building B, World Trade Center, NO.45, North Haiyu Road, Changshu City from Ms. Chen as our office. The size of the premise is approximately 1,200 square meters. The lease has a three year term and the monthly rent is RMB 120,000 (approximately $17,500).

•
On August 6, 2004, our subsidiary Ningbo Zhehua entered into a lease agreement with Ningbo Huaye Steel Processing Co., Ltd., a subsidiary of Shanghai Huaye, pursuant to which Ningbo Zhehua leased a factory building located at the Ningbo Camel Machinery & Electronics Industrial Park. The lease agreement has a term of 10 years which will expire on August 31, 2013 and the annual rent is RMB 960,000 (approximately $0.14 million).

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

Parents of the Company

Total Raise Investments Ltd., an entity owned and controlled by Ms. Lifang Chen, our Chairman and Chief Executive Officer, currently owns 74.5% of our common stock.

Director Independence

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Hansen Barnett & Maxwell, P.C. for professional services rendered for the fiscal years ended June 30, 2010 and 2009:

(in thousands of U.S. dollars)

	Fiscal Years Ended June 30,
	2010	2009
Audit fees(1)	$444.8	$268.6
Audit-related fees(2)	45.8	39.6
Tax fees	-	-
All other fees	-	-
Total	$490.6	$308.2

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Hansen Barnett & Maxwell, P.C. for our consolidated financial statements as of and for the year ended June 30, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 28, 2010
SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Lifang Chen
Lifang Chen
Chief Executive Officer

By:	/s/ Yongfei Jiang
Yongfei Jiang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lifang Chen	Chairman and Chief Executive Officer	September 28, 2010
Lifang Chen	(Principal Executive Officer)

/s/ Yongfei Jiang	Director, Chief Financial Officer	September 28, 2010
Yongfei Jiang	(Principal Financial and Accounting Officer)

/s/ Gerard Pascale	Director	September 28, 2010
Gerard Pascale

/s/ Guoyou Shao	Director	September 28, 2010
Guoyou Shao

/s/ Xinchuang Li	Director	September 28, 2010
Xinchuang Li

SUTOR TECHNOLOGY GROUP LIMITED

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

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

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 28, 2010

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$13,336,736	$10,653,438
Restricted cash	48,315,962	64,811,741
Trade accounts receivable, net of allowance for doubtful accounts of $498,620 and $816,268, respectively	10,913,736	12,107,602
Other receivables	929,507	463,916
Advances to suppliers, related parties	96,776,181	76,391,552
Advances to suppliers, net of allowance of $542,490 and $816,268, respectively	8,304,246	25,039,763
Inventory, net of allowance for impairment of $102,028 and $0, respectively	40,179,358	44,163,502
Notes receivable	73,437	178,237
Deferred income taxes	329,414	397,998
Total Current Assets	219,158,577	234,207,749

Property and Eqipment, net of accumulated depreciation of $25,914,352 and $18,799,673, respectively	70,018,522	77,242,707
Intangible Assets, net of accumulated amortization of $415,178 and $345,130, respectively	2,995,488	3,047,498

TOTAL ASSETS	$292,172,587	$314,497,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,954,009	$40,183,304
Advances from customers	6,769,481	18,805,901
Other payables and accrued expenses	4,688,324	3,810,075
Other payables - related parties	352,495	140,252
Short-term notes payable	82,128,484	80,232,845
Short-term notes payable - related parties	587,492	9,900,727
Total Current Liabilities	118,480,285	153,073,104
Long-Term Notes Payable	2,859,995	2,859,995
Long-Term Notes Payable - Related Parties	-	249,996
Total Liabilities	121,340,280	156,183,095

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 40,715,602 and 37,955,602 shares outstanding, respectively	40,715	37,955
Additional paid-in capital	42,465,581	42,233,307
Statutory reserves	12,629,151	12,601,921
Retained earnings	96,164,928	84,865,780
Accumulated other comprehensive income	19,531,932	18,575,896
Total Stockholders' Equity	170,832,307	158,314,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,172,587	$314,497,954

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For The Years Ended June 30
	2010	2009
Revenue:
Revenue	$234,633,835	$238,043,282
Revenue from related parties	244,053,884	191,710,186
	478,687,719	429,753,468

Cost of Revenue
Cost of revenue	216,663,282	185,988,885
Cost of revenue from related party sales	229,216,965	207,458,120
	445,880,247	393,447,005

Gross Profit	32,807,472	36,306,463

Operating Expenses:

Selling expense	8,066,336	4,668,095
General and administrative expense	6,358,399	5,484,802

Total Operating Expenses	14,424,735	10,152,897
Income from Operations	18,382,737	26,153,566

Other Income (Expense):
Interest income	1,106,114	1,502,168
Other income	448,465	229,602
Interest expense	(5,840,518)	(6,064,680)
Other expense	(366,926)	(729,302)
Total Other Income (Expense)	(4,652,865)	(5,062,212)

Income Before Taxes	13,729,872	21,091,354
Provision for income taxes	(2,403,494)	(2,412,243)

Net Income	$11,326,378	$18,679,111

Basic and Diluted Earnings per Common Share	$0.29	$0.49

Basic Weighted Shares Outstanding	38,804,588	37,955,602
Diluted Weighted Shares Outstanding	38,806,363	37,955,602

Net Income	$11,326,378	$18,679,111
Foreign currency translation adjustment	956,036	587,942
Comprehensive Income	$12,282,414	$19,267,053
The accompanying notes are an integral part of the consolidated financial statements
4

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						Accumulated Other	Total
	Common stock		Additional Paid-in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity

Balance, June 30, 2008	37,955,602	$37,955	$42,233,307	$12,586,448	$66,202,142	$17,987,954	$139,047,806
Provision of surplus reserves				15,473	(15,473)		-
Net income for the year					18,679,111		18,679,111
Foreign currency translation difference						587,942	587,942
Balance, June 30, 2009	37,955,602	37,955	42,233,307	12,601,921	84,865,780	18,575,896	158,314,859
Distribution to certain stockholders in connection with the reorganization with Ningbo			(6,615,825)				(6,615,825)
Issuance of common stock and 685,000 warrants, net of issuance cost of $583,804	2,740,000	2,740	6,811,456				6,814,196
Provision of surplus reserves				27,230	(27,230)		-
Stock based compensation	20,000	20	36,643				36,663
Net income for the year					11,326,378		11,326,378
Foreign currency translation difference						956,036	956,036
Balance, June 30, 2010	40,715,602	$40,715	$42,465,581	$12,629,151	$96,164,928	$19,531,932	$170,832,307

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	For The Years Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$11,326,378	$18,679,111
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,117,592	6,299,498
Deferred income taxes	70,410	(107,829)
Stock based compensation	36,663	-
Loss (gain) on sale of assets	3,550	(161,458)
Changes in current assets and liabilities:
Trade accounts receivable, net	1,253,074	143,247
Other receivable, net	(461,222)	389,688
Advances to suppliers	16,863,747	16,158,584
Inventories	4,201,631	19,893,366
Accounts payable	(14,370,322)	(40,565,903)
Advances from customers	(12,085,352)	(1,986,380)
Other payables and accrued expenses	716,464	(283,571)
Other payables - related parties	351,048	-
Advances to suppliers - related parties	(19,856,665)	(16,535,974)
Net Cash Provided By (Used in) Operating Activities	(4,833,004)	1,922,379

Cash Flows from Investing Activities:
Changes in notes receivable	105,314	7,301
Purchase of property and equipment, net of value added tax refunds received	(1,519,153)	(17,433,620)
Proceeds from sale of assets	-	783,033
Net change in restricted cash	16,771,227	(2,247,589)
Net Cash Provided By (Used in) Investing Activities	15,357,388	(18,890,875)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	100,047,386	116,797,110
Payments on notes payable	(97,999,281)	(102,544,496)
Proceeds from issuance of notes payable - related parties	199,932	3,354,441
Payments on notes payable - related parties	(10,352,520)	(2,520,812)
Distribution to certain shareholders in connection with the reorganization of Ningbo	(6,615,825)	-
Net proceeds from issuance of common stock and warrants	6,814,196	-
Proceeds from issuance of notes payable - principal shareholder	-	-
Net Cash (Used in) Financing Activities	(7,906,112)	15,086,243

Effect of Exchange Rate Changes on Cash	65,026	41,352

Net Change in Cash	2,683,298	(1,840,901)
Cash and Cash Equivalents at Beginning of Year	10,653,438	12,494,339
Cash and Cash Equivalents at End of Year	$13,336,736	$10,653,438

Supplemental Non-Cash Financing Activities
Offset of notes payable to related party against receivable from related parties (Note 6)	$9,687,935	$-

Supplemental Cash Flow Information
Cash paid during the year for interest	$5,305,877	$4,330,148
Cash paid during the year for income taxes	$1,761,019	$3,131,154

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited and subsidiaries (the “Company”) include its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”), Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) and Sutor Technology Co., Ltd (“Sutor Technology”).

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

Ningbo Zhehua reflected receivables from and payables to related parties on a gross basis while the Company reflects them on a net basis due to the right of offset.  The related party balances of Ningbo Zhehua have been reclassified in the above table to the net presentation method used by the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of the operations of the Company for all periods presented and of Ningbo Zhehua prior to November 10, 2009 were as follows:

	For the Year Ended June 30, 2010			For the Year Ended June 30, 2009
	Sutor	Ningbo	Combined	Sutor	Ningbo	Combined
Revenue	$454,078,805	$24,608,914	$478,687,719	$341,485,814	$88,267,654	$429,753,468
Net income	10,985,222	341,156	11,326,378	18,634,225	44,886	18,679,111

For the year ended June 30, 2010, the result of the operations of Ningbo Zhehua represents the result for the period prior to the acquisition of the equity interests of Ningbo Zhehua which was between July 1, 2009 and November 9, 2009.

Nature of Operations - The Company’s operations are located in the PRC. For the years ended June 30, 2010 and 2009, approximately 88.8% and 89.4%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe and purchases and resells cold-rolled and hot-dip galvanized steel.  Sutor Technology Co., Ltd. has not started operation as of June 30, 2010.

In addition, Changshu Huaye owned a 90% interest in Changshu Dongbang Sewage Treatment Co., Ltd., which was a consolidated subsidiary until it was sold during the quarter ended September 30, 2008.  The discontinued operations were not material.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements includes the accounts and transactions of Sutor Technology Group Limited and its subsidiaries for all periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications have been made to general and administrative expense, other expense, accounts payable, and short-term notes payable in the year ended and at June 30, 2009 to conform to the 2010 presentation.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. There are no estimates that could change materially in the near term.

Revenue Recognition - The Company recognizes revenues from the sale of products when they are realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.

The Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. The handling fees were $505,830 and $471,927 for the years ended June 30, 2010 and 2009 respectively and have been classified as selling expenses in the statement of operations.

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

Share Based Payments – The Company accounts for share-based compensation to reflect the fair value of share-based awards measured at the grant date, which is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  A total of 2,000,000 shares of common stock were authorized for issuance under the Company’s stock compensation plan.  The plan was approved by the board of directors on April 15, 2009 and approved by the stockholders on June 16, 2009.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recently Adopted Accounting Guidance- In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in the period ended March 31, 2010.

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

Retirement Benefit Plans - Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were   $377,437 and $439,212 for the years ended June 30, 2010 and 2009 respectively

Statutory Reserves - According to the articles of association of Changshu Huaye and Jiangsu Cold-Rolled, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations - On July 1, 2009, the Company adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company have applied this guidance to business combinations completed since July 1, 2009. Adoption of this new guidance did not have an impact on our consolidated financial statements as the Company did not have any business combination as defined by this guidance since adoption of the guidance.

Accounting Standards Codification - In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted and applied the provisions of the ASC for its annual reporting ended June 30, 2010, and has eliminated references to pre-ASC accounting standards throughout the consolidated financial statements. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Fair Value and Other-Than-Temporary Impairments - In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company adopted this guidance for the year ended June 30, 2010. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments - In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

Fair Value Measurement - In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Guidance Not Yet Adopted –

Consolidation of Variable Interest Entities - In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for the Company beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on the financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification - In January 2010, the FASB issued an accounting standard update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company adopted this amendment to topic 810 on January 1, 2010 which had no material impact on the consolidated financial statements.

Distributions to Shareholders with Components of Stock and Cash - In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this amendment to topic 505 on January 1, 2010 which had no material impact on the consolidated financial statements.

Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing - In October 2009, the FASB issued an accounting standard update to address equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. This accounting update addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. This accounting update is effective for share lending agreements entered into after June 15, 2009, and effective for fiscal years and interim periods within those years beginning on or after December 15, 2009 for all other outstanding arrangements, with retrospective application to those arrangements on the effective date. The Company adopted this accounting standard update on January 1, 2010 which had no material impact on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventory consisted of the following which includes approximately $1.5 million of inventory that is pledged for deposit on bank acceptance notes:
	June 30,
	2010	2009
Raw materials	$22,285,980	$19,928,175
Work in process	265,282	8,795
Finished goods	17,730,124	24,226,532

	40,281,386	44,163,502
Less: allowance	(102,028)	-

Total Inventory	$40,179,358	$44,163,502

NOTE–4 - PROPERTY AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. The Company has approximately $16,881,290 of property and equipment that is used as collateral for loans.
Property and equipment consisted of the following:

	June 30,
	2010	2009
Buildings and plant	$27,513,920	$26,246,637
Machinery	66,220,306	64,664,413
Office and other equipment	994,114	1,070,092
Vehicles	337,454	260,490
Construction in process	867,081	3,800,748
Total	95,932,874	96,042,380
Less: accumulated depreciation	(25,914,352)	(18,799,673)

Net property, plant and equipment	$70,018,522	$77,242,707

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the years ended June 30, 2010 and 2009 was $7,049,659 and $6,231,607, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the years ended June 30, 2010 and 2009 was $67,933 and $67,891 respectively. Intangible information by segment is presented below:

As of June 30, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total
Gross Carrying Amount	$2,170,182	$1,240,484	$3,410,666
Accumulated Amortization	(284,115)	(131,062)	(415,177)
	$1,886,067	$1,109,422	$2,995,489

As of June 30, 2009	Changshu Huaye	Jiangsu Cold-Rolled	Total
Gross Carrying Amount	$2,158,704	$1,233,924	$3,392,628
Accumulated Amortization	(239,439)	(105,691)	(345,130)
	$1,919,265	$1,128,233	$3,047,498

The following schedule sets forth the estimated amortization expense for the periods presented

ESTIMATED AMORTIZATION EXPENSE
For the year ending June 30, 2011	$67,933
For the year ending June 30, 2012	67,933
For the year ending June 30, 2013	67,933
For the year ending June 30, 2014	67,933
For the year ending June 30, 2015	67,933

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

 Non-related party short-term and long term notes were comprised of the following:

		June 30,
	Maturity Date	2010	2009

Note payable at 4.78% interest, guaranteed by related party	various dates	30,549,599	-
Note payable at 5.31% interest, guaranteed by related party	7/9/2010	7,343,654	-
Note payable at 4.80% interest, secured by property	10/24/2010	9,693,623	-
Note payable at 4.05% interest, guaranteed by related party	various dates	1,909,350	-
Note payable at 4.78% interest, guaranteed by related party	7/28/2010	1,321,858	-
Note payable at 4.78% interest, guaranteed by related party	1/20/2011	2,203,096	-
Note payable at 5.31% interest, guaranteed by related party	3/1/2011	2,937,461	-
Note payable at 4.86% interest, guaranteed by related party	8/10/2010	1,788,914	-
Note payable at 4.05% interest, guaranteed by land use right	10/8/2010	3,231,208	-
Note payable at 5.31% interest, guaranteed by related party	5/19/2011	2,937,461	-
Note payable at 4.78% interest, guaranteed by related party	5/26/2011	7,343,654	-
Note payable at 5.31% interest, guaranteed by related party	12/20/2010	2,937,461	-
Note payable at 5.31% interest, guaranteed by related party	various dates	2,937,461	-
Note payable at 4.78% interest, guaranteed by related party	5/24/2011	4,993,684	-
Note payable at 5.31% interest, secured by land use right	matured	-	4,382,889
Note payable at 5.31% interest, guaranteed by related party	matured	-	2,921,926
Note payable at 5.31% interest, guaranteed by related party	matured	-	7,304,815
Note payable at 5.31% interest, guaranteed by related party	matured	-	2,921,926
Note payable at 5.31% interest, guaranteed by related party	matured	-	2,921,926
Note payable at 4.86% interest, guaranteed by related party	matured	-	46,312,530
Note payable at 5.37% interest, guaranteed by related party	matured	-	1,460,963
Note payable at 5.37% interest, secured by a letter of credit	matured	-	25,973
Note payable at 4.86% interest, secured by land use right	matured	-	1,899,252
Note payable at 4.86% interest, secured by property	matured	-	8,327,489
Note payable at 5.31% interest, guaranteed by related party	matured	-	1,753,156
Total Short-Term Notes Payable		$82,128,484	$80,232,845

Long-term note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	2,859,995
Total long-term notes payable		$2,859,995	$2,859,995

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes due to related parties were comprised of the following:

	Maturity	June 30,
	Date	2010	2009
Note payable to Principal Shareholder, no interest rate, unsecured	On demand	$587,492	$1,568,636
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	1,052,099
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	79,997
Note payable to Principal Shareholder, no interest rate, unsecured	Note 6	-	99,997
Note payable to Principal Shareholder, at 2.00%, unsecured	Note 6	-	-
Note payable to related party, at 5.00%, unsecured	Note 6	-	7,099,998
Total short-term notes payable - related parties		$587,492	$9,900,727

Long-term notes payable to related parties

Note payable to Principal Shareholder, 3.06%, unsecured	Note 6	-	99,998
Note payable to Principal Shareholder, 5.00%, unsecured	Note 6	-	149,998
Total long-term notes payable - related parties		$-	$249,996

The Company has certain notes payable that have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

NOTE–7 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of a number of companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the years ended June 30, 2010 and 2009, purchases from these related parties totaled of $365,354,368 and $207,458,120, respectively.

Due from Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At June 30, 2010 and 2009, the net amounts due from related parties were $96,776,181 and $76,391,552, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Unused Letters of Credit Held by Related Parties
At June 30, 2010, the Company had unused letters of credit totaling $14,687,307 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. At June 30, 2010 and 2009, the Company had banker’s acceptance notes of $16,449,784 and $24,105,891, respectively which are classified as accounts payable.

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

The notes to Ms. Chen described above plus the accrued interest on the notes of $905,916 totaling $8,455,840 (along with $1,232,095 of non-interest bearing notes due to Ms. Chen) was transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009.  Since the Company has a right of offset for amounts due from Shanghai Huaye, the aggregate amount of these notes and accrued interest of $9,687,935 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of June 30, 2010.

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million and as described above Ms. Chen transferred to Shanghai Huaye $1,232,095 of the notes on December 10, 2009.  The Company further paid off $1 million as of March 31, 2010. The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $587,492 and $9,900,727 at June 30, 2010 and 2009, respectively.

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the Principal Shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $352,495 and $140,252 that is included on the balance sheet under the caption Other payables – related parties at June 30, 2010 and 2009, respectively.

On August 6, 2004, the Company entered into a 10 year lease agreement with Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $11,700.

Rent expense for the two leases for the years ended June 30, 2010 and 2009 were $351,048 and $280,366, respectively. Annual future minimum lease payments due under the operating leases are as follows:

For the Year Ending June 30, 2010
2011	$211,497
2012	140,998
2013	140,998
2014	23,500
2015	-
Total	$516,993

NOTE–8 - INCOME TAXES

Before the implementation of the new Enterprise Income Tax Law (“EIT Law”) as discussed below, Foreign Invested Entities (“FIE”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as the Company’s PRC subsidiary Changshu Huaye, were subject to an EIT rate of 24.0% of the assessable profits. As approved by the local tax authority in the PRC, Changshu Huaye was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year in the calendar of 2004.

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

During the year ended June 30, 2010, the PRC tax authorities approved the application of Jiangsu Cold-Rolled for a tax credit on certain domestic purchases of machinery in the PRC. The credit is based upon 40% of certain eligible assets for specific industries in the PRC, and is payable at the government’s discretion. The credit is recorded when the refund for the tax credit is collected. As a result of being granted the credit, the Company recorded a reduction in its income tax provision in the amount of $710,923 for the year ended June 30, 2010.

Taxes payable are a component of other payables and accrued expenses in the accompanying consolidated balance sheets and consisted of:
	For The Years Ended June 30,
	2010	2009

Value added tax	$(584,996)	$754,434
Income tax	1,162,792	662,093
Surtax, insurance, other	136,401	44,639
Total Taxes	$714,196	$1,461,166

The statutory tax rate for 2010 and 2009 is 25%.

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Years Ended
	June 30,
	2010	2009

Income tax calculated at statutory rates	$3,432,468	$5,272,838
Tax credit	(710,923)	-
Benefit of favorable rates	(710,983)	(573,128)
Benefit of tax holiday	-	(2,641,149)
Operating loss carryforward	4,613	-
Tax effect of parent and sewer losses	388,320	303,859
Non-deductible expenses	-	49,823
Provision for income taxes	$2,403,494	$2,412,243

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are comprised of the following:

	For The Years Ended June 30,
	2010	2009

Net of operating loss carryforward	$1,183,621	$1,183,750
Allowance for doubtful trade receivables	124,685	182,262
Allowance for doubtful other receivables	79,461	25,840
Allowance for doubtful advances to suppliers	99,760	189,895
Allowance for inventory impairment	25,507	-
Less: Valuation allowance	(1,183,621)	(1,183,750)
Total deferred income tax assets	$329,414	$397,998

As of June 30, 2010, the Company has a net operating loss from continuing operations for United States federal income tax purposes of $3,481,241 which are available to carry back five years or offset future taxable income, if any, through 2030.

The provision for income taxes is comprised of the following:
	For The Years Ended June 30,
	2010	2009

Current	$2,396,834	$2,521,200
Deferred	6,660	(108,957)
Provision for income taxes	$2,403,494	$2,412,243

If the Company had not been granted a “tax holiday” during the years ended June 30 2009, the provision for income taxes would have been $5,053,392. Net income after income tax for the years ended June 30 2009 would have been $16,037,962. Basic and diluted earnings per common share for the year ended June 30, 2009 would have been $0.42. There was no tax holiday for the year ended June 30, 2010.

NOTE 9 – ISSUANCE OF COMMON STOCK AND WARRANTS

On March 10, 2010, the Company issued 2,740,000 shares of common stock and warrants to purchase up to 685,000 shares of common stock for an aggregate price of $7,398,000. Issuance costs of $583,804 were netted against the gross proceeds. The proceeds from the transaction were allocated to the common stock and warrants based on the relative fair value of the securities which was $5,838,910 and $975,286, respectively.

The warrants have a five year term, expiring March 9, 2015, with an exercise price of $3.76 per share, adjustable for stock dividends, stock splits and upon occurrence of a fundamental transaction as defined in the warrant agreement. The fair value of the warrants was $1,368,428, valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.39%, expected life of 5 years, and stock price of $2.99 per share. The Company evaluated the warrants and determined there is no derivative associated with the warrants.

The following table summarizes warrant activity for the year ended June 30, 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at June 30, 2009	-	$-	$-
Issued	685,000	3.76	-
Outstanding at June 30, 2010	685,000	$3.76	$-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK-BASED COMPENSATION

On February 1, 2010, the Company granted to an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for one year period. The restricted common stock will vest on the first anniversary of the grant date. Stock-based compensation expense for the year ended June 30, 2010 was $25,328.  The remaining $35,472 stock-based compensation will be expensed over the remainder of the one year service period.

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

Stock-based compensation expense for the year ended June 30, 2010 on the stock option was $11,335.  The remaining $179,617 stock based compensation will be expensed over the remainder of the three years service period.

The fair value of the options was $190,952, valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of the options: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.46%, expected life of 5 years, and stock price of $2.71 per share.

The following table summarizes the options for the year ended June 30, 2010:

		Weighted-average	Aggregate
	Options	exercise price	intrinsic value

Outstanding at June 30, 2009	-	$-	$-
Issued	100,000	2.71	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2010	100,000	$2.71	$-

NOTE 11 – EARNINGS PER SHARE

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
	For The Years Ended June 30,
	2010	2009

Net income attributable to the common stockholders	$11,326,378	$18,679,111

Basic weighted-average common shares outstanding	38,804,588	37,955,602
Dilutive effect of options, warrants, and contingently issuable shares	1,775	-
Diluted weighted-average common shares outstanding	38,806,363	37,955,602

Earnings per share:
Basic	$0.29	$0.49
Diluted	$0.29	$0.49

Warrants to purchase 685,000 shares of common stock were outstanding from March 10, 2010 through June 30, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - SEGMENT INFORMATION

The Company has four reportable segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology Co., Ltd. as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.  Ningbo Zhehua trades steel and manufactures heavy steel pipe products and Sutor Technology Co., Ltd. has not started operation as of June 30, 2010.

Certain segment information is presented below:
At June 30, 2010 and for the year then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo	Sutor Technology	Inter Segment and Reconciling Items	Total

Revenue	$217,631,051	$294,311,655	$62,492,617	$-	$(95,747,605)	$478,687,719
Total operating expenses	9,425,215	1,713,686	2,252,340	14,148	1,019,346	14,424,735
Interest income	850,248	35,664	219,848	354	-	1,106,114
Interest expense	1,254,615	4,009,500	41,599	-	534,804	5,840,518
Depreciation and amortization expense	2,134,417	4,190,740	792,434	-	-	7,117,592
Provision for income taxes	2,099,938	73,190	230,367	-	-	2,403,494
Net income	6,240,572	6,446,360	136,149	(18,452)	(1,478,251)	11,326,378
Capital expenditures, net of VAT refunds	136,948	1,125,425	256,781			1,519,153
Total assets	194,515,633	189,434,179	29,875,487	6,498,370	(128,151,082)	292,172,587

At June 30, 2009 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Sutor Technology	Inter Segment and Reconciling Items	Total

Revenue	$237,800,296	$103,685,518	$88,267,654	$-	$-	$429,753,468
Total operating expenses	5,215,809	1,271,239	3,064,963	-	600,886	10,152,897
Interest income	1,304,032	82,434	115,702	-	-	1,502,168
Interest expense	1,303,045	4,125,061	177,953	-	458,621	6,064,680
Depreciation and amortization expense	2,184,553	3,561,839	553,106	-	-	6,299,498
Provision for income taxes	1,785,647	545,204	81,392	-	-	2,412,243
Net income (loss)	11,829,839	7,863,893	44,886	-	(1,059,507)	18,679,111
Capital expenditures, net of VAT refunds	1,680,613	14,793,382	959,625	-	-	17,433,620
Total assets	232,770,219	129,016,250	32,839,977	-	(80,128,492)	314,497,954

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2010 and 2009:
	Years Ended June 30,
Geographic Area	2010	2009
People's Republic of China	$425,008,643	$384,353,522
Other Countries	53,679,076	45,399,946
Total	$478,687,719	$429,753,468

EXHIBIT INDEX

Exhibit No.	Description
1.1
Placement Agency Agreement, dated as of March 4, 2010, by and among the registrant and Roth Capital Partners, LLC. [Incorporated by reference to Exhibit 1.1 to the registrant’s current report Form 8-K filed on March 8, 2010]

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10K-SB filed on March 30, 2007]

3.2	Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed on July 21, 1999]
4.1
Sutor Technology Group Limited 2009 Equity Incentive Plan [Incorporated by reference to Exhibit B to the registrant’s proxy statement dated May 13, 2009 relating to the registrant’s 2009 Annual Meeting of Shareholders]

10.1
Form of Subscription Agreement, dated as of March 4, 2010, by and between the registrant and each of the purchasers identified on the signature pages thereto. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on March 8, 2010]

10.2
Equity Transfer Agreement, dated November 6, 2009, by and between Shanghai Huaye Steel Processing Co., Ltd. and Changshu Huaye Steel Strip Co., Ltd. regarding the acquisition of Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on November 10, 2009]

10.3	Loan agreement, dated July 25, 2009, by and between the registrant and Lifang Chen [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report Form 10-Q filed on November 13, 2009]
10.4
Loan Agreement, dated April 29, 2009, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.25 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.5
Loan Agreement, dated March 11, 2009, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.24 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.6
Loan Agreement, dated November 20, 2008, by and between Guihua Ling and Sutor Steel Technology Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.26 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.7
Loan Agreement, dated July 1, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation) [Incorporated by reference to Exhibit 99.2 to the registrant’s periodic report on Form 10-Q for the quarter ended September 30, 2008.]

10.8
Loan Agreement, dated May 15, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation) [Incorporated by reference to Exhibit 99.1 to the registrant’s periodic report on Form 10-Q for the quarter ended September 30, 2008.]

10.9
Loan Agreement, dated December 20, 2007, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1, filed January 28, 2008, in Commission file no. 333-148898.]

10.10
Lease Agreement, dated November 8, 2008, by and between Lifang Chen and Changshu Huaye Steel Strip Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.33 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.11
Employment Agreement, dated December 18, 2009, by and between the registrant and Naijiang Zhou [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 4, 2010]

10.12
Independent Director’s Contract, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 20, 2010]

Exhibit No.	Description
10.13
Indemnification Agreement, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on January 20, 2010]

10.14	Lease Agreement, dated August 6, 2004, by and between Ningbo Zhehua and Ningbo Huaye Steel Processing Co., Ltd.*
14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]
21	List of subsidiaries of the registrant.*
23	Consent of Hansen, Barnett & Maxwell, P.C.*
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.