Form 10-Q
period 2010-09-30
Sutor Technology Group LTD
filed 2010-11-12
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,695,602

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
 Three Months Ended September 30, 2010

PART I
FINANCIAL INFORMATION

SUTOR TECHNOLOGY GROUP LIMITED

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$17,084,036	$13,336,736
Restricted cash	45,097,082	48,315,962
Trade accounts receivable, net of allowance for doubtful accounts of $424,523 and $498,620, respectively	8,364,446	10,913,736
Other receivables	1,216,071	929,507
Advances to suppliers, related parties	98,558,271	96,776,181
Advances to suppliers, net of allowance of $428,505 and $542,490, respectively	12,277,368	8,304,246
Inventory, net of allowance for impairment of $103,711 and $102,028, respectively	36,814,616	40,179,358
Notes receivable	552,973	73,437
Deferred income taxes	300,626	329,414

Total Current Assets	220,265,489	219,158,577

Property and Equipment, net of accumulated depreciation of $28,202,200 and $25,914,352, respectively	69,666,934	70,018,522
Intangible Assets, net of accumulated amortization of $439,363 and $415,178, respectively	3,027,570	2,995,488

TOTAL ASSETS	$292,959,993	$292,172,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,869,095	$23,954,009
Advances from customers	11,524,787	6,769,481
Other payables and accrued expenses	5,056,926	4,688,324
Other payables - related parties	412,057	352,495
Short-term notes payable	82,286,908	82,128,484
Short-term notes payable - related parties	597,184	587,492

Total Current Liabilities	112,746,957	118,480,285
Long-Term Notes Payable	2,859,995	2,859,995
Total Liabilities	115,606,952	121,340,280

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 40,715,602 shares outstanding	40,715	40,715
Additional paid-in capital	42,496,949	42,465,581
Statutory reserves	12,629,151	12,629,151
Retained earnings	99,577,496	96,164,928
Accumulated other comprehensive income	22,608,730	19,531,932
Total Stockholders' Equity	177,353,041	170,832,307
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,959,993	$292,172,587

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For The Three Months Ended
	September 30
	2010	2009

Revenue:
Revenue	$39,560,159	$56,804,565
Revenue from related parties	62,386,937	67,003,757
	101,947,096	123,808,322

Cost of Revenue
Cost of revenue	31,930,290	54,330,912
Cost of revenue from related party sales	61,581,246	65,068,922
	93,511,536	119,399,834

Gross Profit	8,435,560	4,408,488

Operating Expenses:

Selling expense	1,380,478	1,604,096
General and administrative expense	1,643,145	1,294,215

Total Operating Expenses	3,023,623	2,898,311
Income from Operations	5,411,937	1,510,177

Other Income (Expense):
Interest income	189,313	480,572
Other income	22,037	319,803
Interest expense	(1,534,810)	(1,346,898)
Other expense	(65,714)	(239,589)
Total Other Income (Expense)	(1,389,174)	(786,112)

Income Before Taxes	4,022,763	724,065
Provision for income taxes	(610,195)	(223,389)

Net Income	$3,412,568	$500,676

Basic and Diluted Earnings per Share	$0.08	$0.01

Basic and Diluted Weighted Shares Outstanding	40,715,602	37,955,602

Net Income	$3,412,568	$500,676
Foreign currency translation adjustment	3,076,798	176,789
Comprehensive Income	$6,489,366	$677,465

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	September 30
	2010	2009
Cash Flows from Operating Activities:
Net income	$3,412,568	$500,676
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,876,098	1,840,352
Deferred income taxes	33,807	39,646
Foreign currency exchange loss	31,603	-
Stock based compensation	31,368	-
Gain on sale of assets	(4,670)	-
Changes in current assets and liabilities:
Trade accounts receivable, net	2,680,916	5,922,669
Other receivable, net	(267,941)	153,474
Advances to suppliers	(3,789,606)	13,256,897
Inventories	3,978,750	5,904,564
Accounts payable	(11,340,879)	(3,482,040)
Advances from customers	4,590,240	(3,517,770)
Other payables and accrued expenses	293,252	(3,935)
Other payables - related parties	53,095	-
Advances to suppliers - related parties	(24,309)	(28,793,173)
Net Cash Provided by (Used in) Operating Activities	1,554,292	(8,178,640)

Cash Flows from Investing Activities:
Changes in notes receivable	(472,525)	46,776
Purchase of property and equipment, net of value added tax refunds received	(371,661)	(73,792)
Proceeds from sale of assets	5,899	-
Net Cash Used in Investing Activities	(838,287)	(27,016)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	41,910,402	61,432,374
Payments on notes payable	(43,092,361)	(60,250,220)
Proceeds from issuance of notes payable - related parties	-	199,932
Net change in restricted cash	3,967,261	9,680,250
Net Cash Provided By Financing Activities	2,785,302	11,062,336

Effect of Exchange Rate Changes on Cash	245,993	8,038

Net Change in Cash	3,747,300	2,864,718
Cash and Cash Equivalents at Beginning of period	13,336,736	10,653,438
Cash and Cash Equivalents at End of period	$17,084,036	$13,518,156

Supplemental Non-Cash Financing Activities
Offset of notes payable to related party against receivable from related parties (Note 7)	$9,779,078	$9,414,211

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,396,978	$1,023,281
Cash paid during the period for income taxes	$377,064	$91,327

The accompanying notes are an integral part of the condensed consolidated financial statements

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

Nature of Operations - The Company’s operations are located in the PRC. For the three months ended September 30, 2010 and 2009, approximately 93.1% and 93.5%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe and purchases and resells cold-rolled and hot-dip galvanized steel.  Sutor Technology Co., Ltd. has not started operation as of September 30, 2010.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited consolidated financial statements of the Company and its subsidiaries at September 30, 2010 and for the three months ended September 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company sells product to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. The handling fees were $159,389 and $133,636 for the three months ended September 30, 2010 and 2009 respectively and have been classified as selling expenses in the statement of operations.

Recently Adopted Accounting Guidance- In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for the Company beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance did not have an impact on the financial statements.

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

Recent Accounting Guidance Not Yet Adopted –

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2010	2010
Raw materials	$18,649,591	$22,285,980
Work in process	-	265,282
Finished goods	18,268,736	17,730,124

	36,918,327	40,281,386
Less: allowance from impairment	(103,711)	(102,028)

Total Inventory - net	$36,814,616	$40,179,358

NOTE–4 - PROPERTY AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. The Company has approximately $17,159,000 of property and equipment that is used as collateral for loans.

Property and equipment consisted of the following:

	September 30,	June 30,
	2010	2010
Buildings and plant	$27,973,441	$27,513,920
Machinery	67,193,917	66,220,305
Office and other equipment	1,161,437	994,114
Vehicles	320,432	337,454

	96,649,227	95,065,793
Less: accumulated depreciation	(28,202,200)	(25,914,352)

	68,447,027	69,151,441
Construction in process	1,219,907	867,081

Net property, plant and equipment	$69,666,934	$70,018,522

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the three months ended September 30, 2010 and 2009 was $1,858,974 and 1,823,380, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE–5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the three months ended September 30, 2010 and 2009 was $17,124 and $16,972 respectively. Intangible information by segment is presented below:

As of September 30, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total

Gross Carrying Amount	$2,205,984	$1,260,949	$3,466,933
Accumulated Amortization	(299,833)	(139,530)	(439,363)
	$1,906,151	$1,121,419	$3,027,570

As of June 30, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total

Gross Carrying Amount	$2,170,182	$1,240,484	$3,410,666
Accumulated Amortization	(284,116)	(131,062)	(415,178)
	$1,886,066	$1,109,422	$2,995,488

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2011	$52,004
For the year ending June 30, 2012	69,339
For the year ending June 30, 2013	69,339
For the year ending June 30, 2014	69,339
For the year ending June 30, 2015	69,339

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE–6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

 Non-related party short-term and long term notes were comprised of the following:

		September 30,	June 30,
	Maturity Date	2010	2010

Note payable at 4.78% interest, guaranteed by related party	11/14/2010	$7,464,803	$30,549,599
Note payable at 4.05% interest, guaranteed by land use right	10/8/2010	3,284,514	3,231,208
Note payable at 4.80% interest, secured by property	10/24/2010	2,388,737	9,693,623
Note payable at 5.31% interest, guaranteed by related party	12/20/2010	2,985,921	2,937,461
Note payable at 4.78% interest, guaranteed by related party	1/20/2011	2,239,441	2,203,096
Note payable at 5.31% interest, guaranteed by related party	3/1/2011	2,985,921	2,937,461
Note payable at 5.31% interest, guaranteed by related party	4/29/2011	2,985,921	2,937,461
Note payable at 5.31% interest, guaranteed by related party	5/19/2011	2,985,921	2,937,461
Note payable at 4.78% interest, guaranteed by related party	5/24/2011	5,076,066	4,993,684
Note payable at 4.78% interest, guaranteed by related party	5/26/2011	7,464,803	7,343,654
Note payable at 4.78% interest, guaranteed by related party	various dates from 6/20/2011 to 9/6/2011	32,397,249	-
Note payable at 4.26% interest, guaranteed by related party	10/28/2010	7,400,000	-
Note payable at 4.86% interest, guaranteed by related party	12/8/2010	1,134,650	-
Note payable at 5.31% interest, guaranteed by related party	8/20/2011	1,492,961	-
Note payable at 4.05% interest, guaranteed by related party	matured	-	1,909,350
Note payable at 5.31% interest, guaranteed by related party	matured	-	7,343,654
Note payable at 4.78% interest, guaranteed by related party	matured	-	1,321,858
Note payable at 4.86% interest, guaranteed by related party	matured	-	1,788,914

Total Short-Term Notes Payable		$82,286,908	$82,128,484

Long-term note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	2,859,995
Total long-term notes payable		$2,859,995	$2,859,995

Notes due to related parties were comprised of the following:

	Maturity	September 30,	June 30,
	Date	2010	2010
Note payable to principal shareholder, no interest rate, unsecured	On demand	$597,184	$587,492
Total short-term notes payable - related parties		$597,184	$587,492

The Company has certain notes payable that have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE–7 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of a number of companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended September 30, 2010 and 2009, purchases from these related parties totaled of $57,832,201 and $55,757,299, respectively.

Due from Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At September 30, 2010 and June 30, 2010, the net amounts due from related parties were $98,558,271 and $96,776,181, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Unused Letters of Credit Held by Related Parties
At September 30, 2010, the Company had unused letters of credit totaling $14,929,607 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. At September 30, 2010 and June 30, 2010, the Company had banker’s acceptance notes of $0 and $16,449,784, respectively which are classified as accounts payable.

Notes Payable to Principal Shareholder
On December 20, 2007, Ms. Chen loaned the Company $7,099,998. The loan was for an initial period of 24 months through December 20, 2009, carried an interest rate of 5%.

On March 11, 2009, Ms. Chen loaned the Company $99,998.  The loan was for a period of 36 months, carried an interest rate of 3.60%.

On April 29, 2009, Ms. Chen loaned the Company $149,998.  The loan was for a period of 36 months, carried an interest rate of 5.00%.

On July 25, 2009, Ms. Chen loaned the Company $199,930. The loan was for a period of 12 months, and carried an interest rate of 2%.

The notes to Ms. Chen described above plus the accrued interest on the notes of $997,059 totaling $8,546,983 (along with $1,232,095 of non-interest bearing notes due to Ms. Chen) was transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009.  Since the Company has a right of offset for amounts due from Shanghai Huaye, the aggregate amount of these notes and accrued interest of $9,779,078 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of September 30, 2010.

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million and as described above Ms. Chen transferred to Shanghai Huaye $1,232,095 of the notes on December 10, 2009.  The Company further paid off $1 million as of March 31, 2010. The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $597,184 and $587,492 at September 30, 2010 and June 30, 2010, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE–7 - RELATED PARTIES - continued

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $412,057 and $352,495 that is included on the balance sheet under the caption Other payables – related parties at September 30, 2010 and June 30, 2010, respectively.

On August 6, 2004, the Company entered into a 10 year lease agreement with Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $11,900.

Rent expense for the two leases for the three months ended September 30, 2010 and 2009 were $88,491 and $87,705, respectively. Annual future minimum lease payments due under the operating leases are as follows:

For the Year Ending June 30,
Remainder of 2011	$268,733
2012	232,902
2013	143,324
2014	23,887
2015	-
Total	$668,846

NOTE–8 - INCOME TAXES

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE–8 - INCOME TAXES - continued

Taxes payable are a component of other payables and accrued expenses in the accompanying condensed consolidated balance sheets and consisted of:

	September 30,	June 30,
	2010	2010

Value added tax	$246,888	$(584,996)
Income tax	1,038,941	1,162,792
Surtax, insurance, other	138,111	136,401
Total Taxes	$1,423,940	$714,196

The statutory tax rate for 2010 and 2009 is 25%.

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Three Months Ended
	September 30,
	2010	2009

Income tax calculated at statutory rates	$1,005,691	$168,091
Tax credit	(49,214)	-
Benefit of favorable rates	(297,603)	(37,892)
Operating loss carryforward	16	-
Tax effect of parent and sewer losses	(48,695)	93,190
Provision for income taxes	$610,195	$223,389

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE–8 - INCOME TAXES - continued

Deferred taxes are comprised of the following:

	September 30,	June 30,
	2010	2010

Net of operating loss carryforward	$1,183,622	$1,183,622
Allowance for doubtful trade receivables	106,162	124,686
Allowance for doubtful other receivables	94,738	79,461
Allowance for doubtful advances to suppliers	73,798	99,760
Allowance for inventory impairment	25,928	25,507
Less: Valuation allowance	(1,183,622)	(1,183,622)
Total deferred income tax assets	$300,626	$329,414

As of September 30, 2010, the Company has a net operating loss from continuing operations for United States federal income tax purposes of $3,481,241 which are available to carry back five years or offset future taxable income, if any, through 2030.

The provision for income taxes is comprised of the following:

	For The Three Months Ended
	September 30,
	2010	2009

Current	$576,388	$183,743
Deferred	33,807	39,646
Provision for income taxes	$610,195	$223,389

There was no tax holiday for the three months ended September 30, 2010.

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

The following table summarizes warrant activity for the three months ended September 30, 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at June 30, 2010	685,000	$3.76	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2010	685,000	$3.76	$-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION

On February 1, 2010, the Company granted to an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for one year period. The restricted common stock will vest on the first anniversary of the grant date. Stock-based compensation expense for the three months ended September 30, 2010 was $15,325.  The remaining $20,147 stock-based compensation will be expensed over the remainder of the one year service period.

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

Stock-based compensation expense for the three months ended September 30, 2010 on the stock option was $16,043.  The remaining $163,574 stock based compensation will be expensed over the remainder of the three years service period.

The fair value of the options was $190,952, valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of the options: dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 2.46%, expected life of 5 years, and stock price of $2.71 per share.

The following table summarizes the options for the three months ended September 30, 2010:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at June 30, 2010	100,000	$2.71	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2010	100,000	$2.71	$-

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

	For The Three Months Ended
	September 30,
	2010	2009

Net income attributable to the common stockholders	$3,412,568	$500,676

Basic weighted-average common shares outstanding	40,715,602	37,955,602
Dilutive effect of options, warrants, and contingently issuable shares	-	-
Diluted weighted-average common shares outstanding	40,715,602	37,955,602

Earnings per share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Warrants and options to purchase 685,000 and 100,000 shares of common stock, respectively were outstanding during the three months ended September 30, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of office building and the cost of the design is $391,734 (RMB2,623,874).  The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval.  As of October 31, 2010, 20% of the cost, or $78,347 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 13 - SEGMENT INFORMATION

The Company has four reportable segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology Co., Ltd. as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Cold-Rolled offers cold-rolled steel strips and acid pickled steel products.  Ningbo Zhehua trades steel and manufactures heavy steel pipe products and Sutor Technology Co., Ltd. has not started operation as of September 30, 2010.

Certain segment information is presented below:

At September 30, 2010 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$41,550,567	$77,461,969	$6,235,681	$-	$(23,301,121)	$101,947,096
Total operating expenses	2,054,593	254,022	535,491	63	179,454	3,023,623
Interest income	182,994	3,577	2,742	-	-	189,313
Interest expense	225,688	1,156,638	18,089	-	134,395	1,534,810
Depreciation and amortization expense	538,998	1,119,304	217,796	-	-	1,876,098
Provision for income taxes	277,566	313,500	19,129	-	-	610,195
Net income (loss)	855,059	2,394,985	64,334	(63)	98,253	3,412,568
Capital expenditures, net of VAT refunds	2,153	367,871	1,637	-	-	371,661
Total assets	191,753,076	183,680,496	26,797,882	6,605,511	(115,876,972)	292,959,993

At September 30, 2009 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$59,524,248	$69,131,185	$16,437,035	$-	$(21,284,146)	$123,808,322
Total operating expenses	1,942,408	267,864	451,902		236,137	2,898,311
Interest income	418,885	3,513	58,174	-	-	480,572
Interest expense	306,204	891,656	12,415	-	136,623	1,346,898
Depreciation and amortization expense	547,926	1,105,112	187,314	-	-	1,840,352
Provision for income taxes	80,584	37,892	104,913	-	-	223,389
Net income (loss)	241,752	316,945	314,740	-	(372,761)	500,676
Capital expenditures, net of VAT refunds	9,396	42,424	21,972	-	-	73,792
Total assets	230,443,455	150,571,785	10,967,268	-	(82,281,632)	309,700,876

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 14 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
Geographic Area	2010	2009
People's Republic of China	$94,917,103	$115,737,743
Other Countries	7,029,993	8,070,579
Total	$101,947,096	$123,808,322

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China and the current global economic crisis on our business and on our customers’ business; the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report, and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2010 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview of Our Business

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and in other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG Steel”), and prepainted galvanized steel (“PPGI”). In addition, we produce acid pickled steel (“AP Steel”), and cold-rolled steel, which represent the less processed of our finished products.  As a result of our acquisition of Ningbo Zhehua in November 2009, our product offerings include welded steel pipe products. A large portion of our AP Steel and cold-rolled steel is used for our production of HDG Steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG Steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, Middle East, South America and Hong Kong.

Our manufacturing facilities, located in Changshu, China, have three HDG Steel production lines, one PPGI production line, one AP Steel production line and one cold-rolled steel line. Our current annual designed production capacity is approximately 700,000 metric tons, or MT, for HDG Steel, 200,000 MT for PPGI, 500,000 MT for AP Steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

Executive Overview of Quarterly Results

We experienced strong growth in gross profit, net income and earnings per share in the first quarter of fiscal year 2011 even though our revenue decreased as compared to the same period last year. In this quarter, we continued our strategic efforts to reduce the lower-margin steel trading business and focus on higher margin products. Our orders and production output in the first fiscal quarter was more heavily focused on advanced PPGI products that require sophisticated processing procedures and more production time. This resulted in lower total production volume, but that decrease was offset by the sale of products with a significantly higher profit margin. Despite the decrease of revenue from $123.8 million in the first fiscal quarter last year to $101.9 million in this fiscal quarter, gross profit and net income were up 91.3% and 581.6% as compared to the same quarter last year, respectively. In addition, we benefited from higher commodity prices and sales prices as inflationary pressures were present in the major sectors of the economy.

The following summarizes certain key financial information for the first fiscal quarter.

•	Revenue: Revenue was $101.9 million for the three months ended September 30, 2010, a decrease of $21.9 million, or 17.7%, from $123.8 million for the same period last year.

•
Gross Profit and Margin: Gross profit was $8.4 million for the three months ended September 30, 2010 as compared to $4.4 million for the same period last year. Gross margin was 8.3% for the three months ended September 30, 2010 as compared to 3.6% for the same period last year.

•	Net Income: Net income was $3.4 million for the three months ended September 30, 2010, an increase of $2.9 million, or approximately 581.6%, from $0.5 million for the same period of last year.

•
Fully diluted net income per share: Fully diluted net income per share was approximately $0.08 for the three months ended September 30, 2010, as compared to approximately $0.01 for the same period last year.

Revenue

Our revenue is generated from sales of our HDG Steel, PPGI, AP Steel, cold-rolled steel products and steel pipe products. Our revenue has historically been affected by sales volume, product pricing and our product mix.

Our operations consist of three business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities.  Changshu Huaye manufactures HDG Steel and PPGI products.  In the three months ended September 30, 2010 and 2009, before eliminating the intercompany sales, Changshu Huaye generated revenue of $41.6 million and $59.5 million, which represented 40.8% and 48.1% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP Steel, cold-rolled steel and HDG Steel.  In the three months ended September 30, 2010 and 2009, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $53.7 million and $47.8 million, which represented 52.7% and 38.6% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products.  In the three months ended September 30, 2010 and 2009, Ningbo Zhehua generated revenue of $6.2 million and $16.4 million, which represented 6.1% and 13.3% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 61.2% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2010, an increase from approximately 54.1% in the same period last year. We continue to take advantage of Shanghai Huaye’s extensive sales network and as we strive to independently enhance brand value.

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

In the three months ended September 30, 2010, approximately $57.8 million of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended September 30, 2010, gross margin for domestic and international sales were approximately 7.4% and 20.4%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 10.1%, 5.4% and 10.8% in the three months ended September 30, 2010, respectively.

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

Provision for Income Taxes

United States

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the three months ended September 30, 2010.

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

Reportable Operating Segments

As a result of the acquisition of Ningbo Zhehua, we now have three reportable operating segments which are categorized based on manufacturing facilities – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG Steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP Steel, Cold-Rolled Steel and HDG Steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 13, “Segment Information” to the consolidated financial statements included elsewhere in this report.

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

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended September 30,
	2010		2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue:
Revenue from unrelated parties	$39,560	38.8%	$56,804	45.9%
Revenue from related parties	62,387	61.2%	67,004	54.1%
Total	101,947	100%	123,808	100%

Cost of Revenue:
Cost of revenue:	31,930	34.1%	54,331	45.5%
Cost of revenue from related parties	61,581	65.9%	65,069	54.5%
Total	93,511	100%	119,400	100%

Gross Profit	8,436	8.3%	4,408	3.6%

Operating Expenses
Selling expense	1,381	1.4%	1,604	1.3%
General and administrative expense	1,643	1.6%	1,294	1.0%
Total Operating Expenses	3,024	3.0%	2,898	2.3%

Income from Operations	5,412	5.3%	1,510	1.2%

Other Income (Expense)
Interest income	189	0.2%	481	0.4%
Other income	22	0.0%	320	0.3%
Interest expense	(1,535)	1.5%	(1,347)	1.1%
Other expense	(66)	0.1%	(240)	0.2%
Total Other Expense	(1,390)	1.4%	(786)	0.6%

Income Before Taxes and Minority Interest	4,022	3.9%	724	0.6%
Provision for income taxes	(610)	-	(223)	-

Net Income	$3,412	3.3%	$501	0.4%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended September 30, 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended September 30,
	2010		2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$94,917	93.1%	$115,738	93.5%
Other Countries	7,030	6.9%	8,071	6.5%
Total Revenue	$101,947	100%	$123,808	100.0%

Segment Data:
Changshu Huaye	$41,551	40.8%	$59,524	48.1%
Jiangsu Cold-Rolled	54,161	53.1%	47,847	38.6%
Ningbo Zhehua	6,236	6.1%	16,437	13.3%

Revenue

Revenue decreased $21.9 million, or 17.7%, to $101.9 million for the three months ended September 30, 2010, from $123.8 million for the same period last year. The decrease was primarily attributable to lower total production volume for our PPGI products and our strategic efforts to reduce the lower-margin steel trading businesses, which was partially offset by higher average sales price of approximately 10% as compared to the same quarter last year. We produced more advanced PPGI products that require sophisticated processing procedures and hence more production time than we did in the same period a year ago. In efforts to improve our gross margin and better allocate our resources, we also significantly reduced our lower margin steel trading volumes which contributed to the lower total revenues in this fiscal quarter.

On a geographic basis, revenue generated from outside of mainland China was $7.0 million, accounting for 6.9% of our revenue in the three months ended September 30, 2010 as compared to $8.1 million, which was 6.5% of our revenue for the same period last year.  We increased marketing efforts in targeted overseas markets and benefited from such efforts when the demand for our products in overseas markets remained consistent in this quarter.

On a segment basis before eliminating intercompany sales, revenue contributed by Changshu Huaye decreased to $41.6 million for the three months ended September 30, 2010, a decrease of $17.9 million, or 30.1%, from $59.5 million for the same period last year. The decrease was mainly attributable to the decreased overall product output of Changshu Huaye. Due to increasing market demand, we produced more advanced PPGI products in the three months ended September 30, 2010 which require sophisticated processing procedures and hence more production time. While such efforts resulted in decrease of sales volume and revenue, it contributed to the significant increase in gross margin and net income.

After eliminating the inter-company sales, revenues generated by Jiangsu Cold-Rolled were $53.7 million for the three months ended September 30, 2010, an increase of $5.9 million from $47.8 million for the same period last year, mainly as a result of the increased output of the new 400,000 MT HDG Steel production lines.

Revenues from Ningbo Zhehua were $6.2 million for the three months ended September 30, 2010, a decrease of $10.2 million from $16.4 million for the same period last year. After our acquisition of Ningbo Zhehua, we made a strategic decision to reduce its lower-margin steel trading businesses and increased its efforts on higher-margin production businesses.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2010 decreased $17.2 million, or 30.3%, to $39.6 million from $56.8 million for the same period last year.

Cost of Revenue

Cost of revenue decreased $25.9 million, or 21.7% to $93.5 million for the three months ended September 30, 2010 from $119.4 million for the same period last year.  As a percentage of revenue, the cost of revenue decreased to 91.7% for the three months ended September 30, 2010 from 96.4% for the same period last year.  The amount decrease of cost of revenue was mainly due to the decreased sales volume.

Gross Profit

Gross profit increased $4.0 million to $8.4 million for the three months ended September 30, 2010 from $4.4 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 8.3% for the three months ended September 30, 2010, as compared to 3.6% for the same period last year.  The increased gross margin mainly resulted from changes in product mix and reduced revenue generated from the lower margin steel trading business as discussed above.

Gross margin for Changshu Huaye increased to 10.1% for the three months ended September 30, 2010 as compared to 4.8% for the same period last year. Changshu Huaye produced more advanced higher-margin PPGI products in the three months ended September 30, 2010 which contributed to the overall margin increase of Changshu Huaye. Gross margin for Jiangsu Cold-Rolled increased to 5.4% for the three months ended September 30, 2010 as compared to 3.3% for the same period last year, mainly due to the increase of sales prices. Gross margin for Ningbo Zhehua was approximately 10.8% for the three months ended September 30, 2010 as compared with approximately 4.9% in the same period last year, mainly as a result of our strategic efforts to reduce its lower-margin steel trading business.

Total Operating Expenses

Our total operating expenses increased $0.1 million to $3.0 million for the three months ended September 30, 2010, from $2.9 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 2.9% for the three months ended September 30, 2010 from 2.3% for the same period last year.

General and Administrative Expenses. General and administrative expenses increased approximately $0.3 million to $1.6 million for the three months ended September 30, 2010 from $1.3 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 1.6% for the three months ended September 30, 2010 from 1.1% for the same period last year. Such dollar and percentage increase was mainly due to a credit to the expenses related to fixed assets in the same period last year and some one-time office building renovation expenses incurred during the three months ended September 30, 2010.

Selling Expenses. Selling expenses decreased $0.2 million to $1.4 million for the three months ended September, 2010, from $1.6 million for the same period last year.  As a percentage of revenue, our selling expenses increased slightly to1.4% for the three months ended September 30, 2010 from1.3% for the same period last year.  The dollar decrease and percentage increase were mainly due to the decrease in sales revenue and sales volume.

Interest Expense

Interest expense increased $0.2 million to $1.5 million for the three months ended September 30, 2010, from $1.3 million for the same period last year.  As a percentage of revenue, our interest expenses increased to 1.5% for the three months ended September 30, 2010, from 1.1% for the same period last year.  The amount increase was mainly due to the increased amount of discounted notes in this quarter.

Provision for Income Taxes

We incurred income tax expense of $0.6 million and $0.2 million during the three months ended September, 2010 and 2009, respectively.  Such increase was primarily attributable to the increase of income.

Net Income

Net income, without including the foreign currency translation adjustment, increased $2.9 million, or approximately 581.6%, to $3.4 million for the three months ended September 30, 2010 from $0.5 million for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were borrowings through short-term bank and private loans.  Our operating activities provided $1.6 million of cash in the three months ended September 30, 2010. As of September 30, 2010, our total indebtedness to non-related parties under existing short-term loans was $82.3 million, our short-term notes payable to related parties was $0.6 million, and our long-term notes payable to non-related parties was $2.9 million. We had no long-term notes payable to related parties.

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

As of September 30, 2010, we had cash and cash equivalents (excluding restricted cash) of $17.1 million and restricted cash of $45.1 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.
Cash Flow
(All amounts in thousands of U.S. dollars)
(Unaudited)	Three Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$1,554	$(8,179)
Net cash (used in) investing activities	(838)	(27)
Net cash provided by financing activities	2,785	11,062
Effect of foreign currency translation on cash and cash equivalents	246	8
Net cash flows	3,747	2,865

Operating Activities

Net cash provided by operating activities was $1.6 million for the three months ended September 30, 2010, an increase of $9.8 million from $8.2 million net cash used in operating activities for the same period last year.  Such increase of net cash provided by operating activities was mainly because we made less advance payments and received more advance payments from customers in this fiscal quarter.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the three months ended September 30, 2010 was $0.8 million which was mainly used in building a new plant, as compared to $0.03 million net cash used in investing activities for the same period in 2009.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2010 totaled $2.8 million as compared to $11.1 million net cash provided by financing activities for the same period last year.  Such decrease in net cash provided by financing activities was mainly because the decrease in proceeds from issuance of notes payable and restricted cash.

The table below sets forth the amount, starting date, maturity date and guarantor of each of our bank loans as of September 30, 2010:

(All amounts in million of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Changshu Rural Commercial Bank	$3.28	2010-04-09	2010-10-08	None
Industrial and Commercial bank of China Changshu Branch	2.99	2010-05-20	2011-05-19	None
The Agricultural Bank of China, Changshu Branch	7.46	2010-05-27	2011-05-26	None
Communications Bank of China, Changshu Branch	2.99	2010-06-25	2010-12-20	None
The Agricultural Bank of China Changshu Branch	2.39	2009-10-29	2010-10-24	None
The Agricultural Bank of China Changshu Branch	7.46	2009-11-19	2010-11-14	Shanghai Huaye
The Agricultural Bank of China Changshu Branch	2.24	2010-02-03	2011-01-20	Shanghai Huaye
Industrial and Commercial bank of China Changshu Branch	2.99	2010-03-01	2011-03-01	Changshu Huaye
Industrial and Commercial bank of China Changshu Branch	2.99	2010-04-30	2011-04-29	Changshu Huaye
The Agricultural Bank of China Changshu Branch	5.08	2010-05-26	2011-05-24	Changshu Huaye
The Agricultural Bank of China Changshu Branch	9.70	2010-07-09	2011-06-20	Shanghai Huaye
The Agricultural Bank of China Changshu Branch	3.73	2010-07-09	2011-07-08	Shanghai Huaye
The Agricultural Bank of China Changshu Branch	7.02	2010-07-30	2011-07-28	Shanghai Huaye
The Agricultural Bank of China Changshu Branch	5.97	2010-08-25	2011-08-22	Shanghai Huaye
The Agricultural Bank of China Changshu Branch	5.97	2010-09-08	2011-09-06	None
The Agricultural Bank of China Changshu Branch (Dollar Account)	7.40	2010-09-30	2010-10-28	None
Shenzhen Development Bank Ningbo Branch	1.49	2010-08-20	2011-08-20	None
Bank of China, Ning Bo Branch	1.13	2010-09-07	2010-12-08	None
Chen Lifang	0.60	N/A	N/A	None
Lin Gui Hua	2.86	2008-11-20	2011-11-20	None
Total	$85.74

* Calculated on the basis that $1 = RMB 6.69810.

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require us to maintain certain inventory levels. We were in compliance with these debt covenants as of September 30, 2010.

In the coming 12 months, we have approximately $82 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for the Company beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance did not have an impact on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Lifang Chen, our Chief Executive Officer, and Yongfei Jiang, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 12, 2010	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)