Form 10-Q
period 2010-12-31
Sutor Technology Group LTD
filed 2011-02-14
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

(+86) 512-52680988
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,715,602

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
Three Months Ended December 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4-F-17

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,116,800	$13,336,736
Restricted cash	44,949,938	48,315,962
Trade accounts receivable, net of allowance for doubtful accounts of $470,763 and $498,620, respectively	4,667,287	10,913,736
Other receivables and prepayment	1,322,864	929,507
Advances to suppliers-related parties	116,546,258	96,776,181
Advances to suppliers, net of allowance of $533,988 and $542,490, respectively	11,830,691	8,304,246
Inventory, net of allowance for obsolescence of $105,065 and $102,028, respectively	40,463,754	40,179,358
Notes receivable	887,691	73,437
Deferred income taxes	337,147	329,414

Total Current Assets	230,122,430	219,158,577

Property, Plant and Equipment, net of accumulated depreciation of $30,477,143 and $25,914,352, respectively	69,134,049	70,018,522

Intangible Assets, net of accumulated amortization of $462,657 and $415,178, respectively	3,049,527	2,995,488

TOTAL ASSETS	$302,306,006	$292,172,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,627,409	$23,954,009
Advances from customers	11,250,649	6,769,481
Other payables and accrued expenses	4,002,371	4,688,324
Other payables - related parties	471,884	352,495
Short-term notes payable	90,507,255	82,128,484
Short-term notes payable - related parties	604,979	587,492

Total Current Liabilities	119,464,547	118,480,285
Long-Term Notes Payable	-	2,859,995

Total Liabilities	119,464,547	121,340,280

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 40,715,602 shares outstanding	40,715	40,715
Additional paid-in capital	42,528,318	42,465,581
Statutory reserves	12,629,151	12,629,151
Retained earnings	102,510,577	96,164,928
Accumulated other comprehensive income	25,132,698	19,531,932

Total Stockholders' Equity	182,841,459	170,832,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,306,006	$292,172,587

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
	For The Three Months Ended		For The Six Months Ended
	December 31		December 31
	2010	2009	2010	2009

Revenue:
Revenue	$55,720,704	$55,735,197	$95,280,863	$112,539,762
Revenue from related parties	43,702,411	59,439,545	106,089,348	126,443,302
	99,423,115	115,174,742	201,370,211	238,983,064

Cost of Revenue
Cost of revenue	50,290,654	50,554,335	86,037,699	104,885,247
Cost of revenue from related party sales	39,677,905	55,993,413	97,442,396	121,062,335
	89,968,559	106,547,748	183,480,095	225,947,582

Gross Profit	9,454,556	8,626,994	17,890,116	13,035,482

Operating Expenses:

Selling expense	1,982,635	1,044,382	3,363,113	2,648,478
General and administrative expense	1,720,113	1,192,212	3,363,258	2,486,427

Total Operating Expenses	3,702,748	2,236,594	6,726,371	5,134,905
Income from Operations	5,751,808	6,390,400	11,163,745	7,900,577

Other Income (Expense):
Interest income	248,402	102,767	437,715	583,339
Other income	99,255	47,161	121,292	366,964
Interest expense	(2,335,293)	(1,268,151)	(3,870,103)	(2,615,049)
Other expense	(209,349)	(82,689)	(275,063)	(322,278)
Total Other Income (Expense)	(2,196,985)	(1,200,912)	(3,586,159)	(1,987,024)

Income Before Taxes	3,554,823	5,189,488	7,577,586	5,913,553
Provision for income taxes	(621,742)	(1,162,339)	(1,231,937)	(1,385,728)

Net Income	$2,933,081	$4,027,149	$6,345,649	$4,527,825

Basic and Diluted Earnings per Share	$0.07	$0.11	$0.16	$0.12

Basic and Diluted Weighted Shares Outstanding	40,715,602	37,955,602	40,715,602	37,955,602

Net Income	$2,933,081	$4,027,149	$6,345,649	$4,527,825
Foreign currency translation adjustment	2,523,968	16,635	5,600,766	193,424
Comprehensive Income	$5,457,049	$4,043,784	$11,946,415	$4,721,249

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	December 31
	2010	2009
Cash Flows from Operating Activities:
Net income	$6,345,649	$4,527,825
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,784,283	3,407,563
Deferred income taxes	2,037	108,960
Foreign currency exchange loss	23,198	-
Stock based compensation	62,737	-
Gain on sale of assets	(4,710)	-
Changes in current assets and liabilities:
Trade accounts receivable, net	6,424,518	7,570,593
Other receivables and prepayment	(359,606)	33,099
Advances to suppliers - related parties	(16,321,928)	(11,259,630)
Advances to suppliers	(3,224,708)	13,689,581
Inventory	896,374	2,941,681
Accounts payable	(11,839,274)	(6,173,319)
Advances from customers	4,222,928	(8,125,696)
Other payables and accrued expenses	(800,652)	1,364,563
Other payables - related parties	107,084	-
Net Cash (Used In) Provided by Operating Activities	(10,682,070)	8,085,220

Cash Flows from Investing Activities:
Changes in notes receivable	(798,557)	(231,042)
Purchase of property, plant and equipment, net of value added tax refunds received	(831,690)	(999,732)
Proceeds from sale of assets	5,949	-
Net Cash Used In Investing Activities	(1,624,298)	(1,230,774)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	71,169,376	84,726,744
Payments on notes payable	(68,146,301)	(85,716,426)
Proceeds from issuance of notes payable - related parties	-	199,932
Net change in restricted cash	4,724,215	3,344,374
Distribution to shareholders	-	(6,615,825)
Net Cash Provided By (Used in) Financing Activities	7,747,290	(4,061,201)

Effect of Exchange Rate Changes on Cash	339,142	15,876

Net Change in Cash	(4,219,936)	2,809,121
Cash and Cash Equivalents at Beginning of Period	13,336,736	10,653,438
Cash and Cash Equivalents at End of Period	$9,116,800	$13,462,559

Supplemental Non-Cash Financing Activities
Offset of notes payable to related party against receivable from related parties (Note 7)	$9,870,221	$9,508,621

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,583,122	$2,046,656
Cash paid during the period for income taxes	$1,404,237	$1,366,124

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

Nature of Operations - The Company’s operations are located in the PRC. For the three months ended December 31, 2010 and 2009, approximately 92.4% and 86.6%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. For the six months ended December 31, 2010 and 2009, approximately 92.8% and 90.2%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel (“HDG products) and pre-painted galvanized steel (“PPGI products”). Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe and purchases and resells cold-rolled and hot-dip galvanized steel.  Sutor Technology Co., Ltd. has not started operation since its inception on February 24, 2010.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at December 31, 2010 and for the three and six months ended December 31, 2010 and 2009 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation – The accompanying condensed consolidated financial statements includes the accounts and transactions of Sutor Technology Group Limited and its subsidiaries for all periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	December 31, 2010	December 31, 2009	June 30, 2010
Period end RMB : USD exchange rate	6.6118	6.8372	6.8086
Average 3 months RMB : USD exchange rate	6.6670	6.8360
Average 6 months RMB : USD exchange rate	6.7237	6.8386

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

Reclassification - Cost of revenue from related party sales for the three and six months ended December 31, 2009 have been reclassified to confirm with the current presentation.

Revenue Recognition - The Company recognizes revenues from the sale of products in the three segments when they are realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.

The Company sells product to affiliates, who in turn sell the product to various other third party customers. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. The handling fees were $124,033 and $112,604 for the three months ended December 31, 2010 and 2009 respectively and have been classified as selling expenses in the statement of operations. The handling fees were $283,422 and $246,240 for the six months ended December 31, 2010 and 2009 respectively and have been classified as selling expenses in the statement of operations.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Guidance Not Yet Adopted – Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,	June 30,
	2010	2010
Raw materials	$20,815,883	$22,285,980
Work in process	-	265,282
Finished goods	19,752,936	17,730,124

	40,568,819	40,281,386
Less: allowance for obsolescence	(105,065)	(102,028)

Total Inventory - net	$40,463,754	$40,179,358

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. The Company has approximately $31,912,000 of property and equipment that is used as collateral for loans.

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2010	2010
Buildings and plant	$28,329,694	$27,513,920
Machinery	68,255,413	66,220,305
Office and other equipment	1,071,801	994,114
Vehicles	290,810	337,454

	97,947,718	95,065,793
Less: accumulated depreciation	(30,477,143)	(25,914,352)

	67,470,575	69,151,441
Construction in process	1,663,474	867,081

Net property, plant and equipment	$69,134,049	$70,018,522

No interest has been capitalized in construction in process as of December 31, 2010 as the amount is insignificant.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
(Unaudited)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT - continued

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the three months ended December 31, 2010 and 2009 was $1,890,772 and $1,550,226, respectively.
Depreciation expense for the six months ended December 31, 2010 and 2009 was $3,749,746 and $3,373,606, respectively.

NOTE–5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the three months ended December 31, 2010 and 2009 was $17,413 and $16,985 respectively. Amortization expense for the six months ended December 31, 2010 and 2009 was $34,537 and $33,957 respectively. Intangible information by segment is presented below:

As of December 31, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total

Gross Carrying Amount	$2,234,777	$1,277,407	$3,512,184
Accumulated Amortization	(314,920)	(147,737)	(462,657)
	$1,919,857	$1,129,670	$3,049,527

As of June 30, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total

Gross Carrying Amount	$2,170,182	$1,240,484	$3,410,666
Accumulated Amortization	(284,116)	(131,062)	(415,178)
	$1,886,066	$1,109,422	$2,995,488

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2011	$35,122
For the year ending June 30, 2012	70,244
For the year ending June 30, 2013	70,244
For the year ending June 30, 2014	70,244
For the year ending June 30, 2015	70,244

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
 (Unaudited)

NOTE–6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

 Non-related party short-term and long term notes were comprised of the following:
		December 31,	June 30,
	Maturity Date	2010	2010

Note payable at 4.78% interest, guaranteed by related party	1/20/2011	$2,268,671	$2,203,096
Note payable at 5.31% interest, guaranteed by related party	3/1/2011	3,024,895	2,937,461
Note payable at 5.31% interest, guaranteed by related party	4/29/2011	3,024,895	2,937,461
Note payable at 5.31% interest, guaranteed by related party	5/19/2011	3,024,895	2,937,461
Note payable at 4.78% interest, guaranteed by related party	5/24/2011	5,142,321	4,993,684
Note payable at 4.78% interest, guaranteed by related party	5/26/2011	7,562,237	7,343,654
Note payable at 5.10% interest, guaranteed by related party	5/16/2011	3,024,895	2,937,461
Note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	-
Note payable at 4.78% interest, guaranteed by related party	various dates from 6/20/2011 to 9/6/2011	32,820,110	-
Note payable at 5.31% interest, guaranteed by related party	8/20/2011	1,512,447	-
Note payable at 5.00% interest, guaranteed by related party	11/17/2011	6,049,790	-
Note payable at 4.78% interest, guaranteed by related party	9/30/2011	7,562,237	-
Note payable at 5.00% interest, guaranteed by related party	various dates from 10/24/2011 to 11/10/2011	9,982,153	-
Note payable at 5.91% interest, guaranteed by related party	12/26/2011	1,512,447	-
Note payable at 0.85% interest, guaranteed by related party	4/22/2011	556,000	-
Note payable at 5.81% interest, guaranteed by related party	1/31/2011	579,267	-
Note payable at 4.78% interest, guaranteed by related party	matured	-	30,549,599
Note payable at 4.05% interest, guaranteed by land use right	matured	-	3,231,208
Note payable at 4.80% interest, secured by property	matured	-	9,693,623
Note payable at 4.05% interest, guaranteed by related party	matured	-	1,909,350
Note payable at 5.31% interest, guaranteed by related party	matured	-	7,343,654
Note payable at 4.78% interest, guaranteed by related party	matured	-	1,321,858
Note payable at 4.86% interest, guaranteed by related party	matured	-	1,788,914

Total Short-Term Notes Payable		$90,507,255	$82,128,484

Long-term note payable at 6.00% interest, unsecured		-	2,859,995
Total long-term notes payable		$-	$2,859,995

The weighted average interest rate for the non-related party short-term and long term notes payable as of December 31, 2010 is 4.93%.

Notes due to related parties were comprised of the following:
	Maturity Date	December 31, 2010	June 30, 2010
Note payable to principal shareholder, no interest rate, unsecured	On demand	$604,979	$587,492
Total short-term notes payable - related parties		$604,979	$587,492

The note payable to the principal shareholder has a zero interest rate, the Company does not impute interest on this note payable.  The Company intends to repay this note when repayment is demanded.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
 (Unaudited)

NOTE–6 - NOTES PAYABLE- continued

Unused Letters of Credit
At December 31, 2010, the Company had unused letters of credit totaling $15,124,474 in the form of banker’s acceptance notes. No interest is charged on the unused letters of credit. The banker’s acceptance notes can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. At December 31, 2010 and June 30, 2010, the Company had banker’s acceptance notes of $0 and $16,449,784, respectively which are classified as accounts payable.

NOTE–7 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of a number of companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of income. For the three months ended December 31, 2010 and 2009, purchases from these related parties totaled of $46,331,792 and $60,441,799, respectively. For the six months ended December 31, 2010 and 2009, purchases from these related parties totaled of $104,163,993 and $116,199,098, respectively.

Advances to Suppliers- Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At December 31, 2010 and June 30, 2010, the net amounts due from related parties were $116,546,258 and $96,776,181, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate a repayment extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

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

The notes to Ms. Chen described above plus the accrued interest on the notes of $1,088,202 totaling $8,638,126 (along with $1,232,095 of non-interest bearing notes due to Ms. Chen) was transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009.  Since the Company has a right of offset for amounts due from Shanghai Huaye, the aggregate amount of these notes and accrued interest of $9,870,221 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of December 31, 2010.

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period paid Ms. Chen $2.5 million and as described above Ms. Chen transferred to Shanghai Huaye $1,232,095 of the notes on December 10, 2009.  The Company further paid off $1 million as of March 31, 2010. The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $604,979 and $587,492 at December 31, 2010 and June 30, 2010, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
 (Unaudited)

NOTE–7 - RELATED PARTIES - continued

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $471,884 and $352,495 that is included on the balance sheet under the caption Other payables – related parties at December 31, 2010 and June 30, 2010, respectively. The Company and the principal shareholders have renewed the lease and extended the date of agreement from November 7, 2011 to November 7, 2014.

On August 6, 2004, the Company entered into a 10 year lease agreement with Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $11,900.

On October 12, 2010, the Company entered into a 2 year lease agreement with Ningbo Xin Fu Property Co. Ltd. to use an office building in Jiangdong District, Ningbo City. Lease payments are made quarterly at a monthly rate of approximately $775.

Rent expense for the three leases for the three months ended December 31, 2010 and 2009 were $106,598 and $87,770, respectively.
Rent expense for the three leases for the six months ended December 31, 2010 and 2009 were $195,089 and $175,475, respectively. Annual future minimum lease payments due under the operating leases are as follows:

For the Year Ending June 30,
Remainder of 2011	$237,297
2012	474,595
2013	409,490
2014	241,992
2015	90,747
Total	$1,454,121

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE–8 - INCOME TAXES - continued

Taxes payable are a component of other payables and accrued expenses in the accompanying condensed consolidated balance sheets and consisted of:

	December 31,	June 30,
	2010	2010

Value added tax	$(65,451)	$(584,996)
Income tax	1,051,203	1,162,792
Surtax, insurance, other	147,060	136,401
Total Taxes	$1,132,812	$714,196

The statutory tax rate for 2010 and 2009 is 25%.

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Income tax calculated at statutory rates	$888,706	$1,297,372	$1,894,396	$1,478,388
Under-accrual (Tax credit) in prior years	18,628	-	(30,586)	-
Benefit of favorable rates	(276,549)	(243,168)	(574,151)	(293,986)
Operating loss carryforward	-	-	16	-
Tax effect of parent and sewer losses	(9,043)	108,136	(57,738)	201,326
Provision for income taxes	$621,742	$1,162,339	$1,231,937	$1,385,728

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE–8 - INCOME TAXES - continued

Deferred taxes are comprised of the following:

	December 31,	June 30,
	2010	2010
Net operating loss carryforward	$1,169,734	$1,183,622
Stock based compensation	33,796	-
Allowance for doubtful trade receivables	117,724	124,686
Allowance for doubtful other receivables	99,074	79,461
Allowance for doubtful advances to suppliers	80,415	99,760
Allowance for inventory obsolescence	26,266	25,507
Other temporary difference	13,668	-
Less: Valuation allowance	(1,203,530)	(1,183,622)
Total deferred income tax assets	$337,147	$329,414

As of December 31, 2010, the Company has a net operating loss from continuing operations for United States federal income tax purposes of $3,440,396 which are available to carry back five years or offset future taxable income, if any, through 2030. As of December 31, 2010, the Company determined that the net operating loss may not be utilizable, as such, a full valuation allowance has been provided.

The provision for income taxes is comprised of the following:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Current	$684,932	$1,093,025	$1,261,320	$1,276,768
Deferred	(63,190)	69,314	(29,383)	108,960
Provision for income taxes	$621,742	$1,162,339	$1,231,937	$1,385,728

There was no tax holiday for the three and six months ended December 31, 2010.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 9 – ISSUANCE OF COMMON STOCK AND WARRANTS

The following table summarizes the warrant activity as of December 31, 2010, and changes during the six months ended December 31, 2010:

	Warrants	Weighted-average exercise price

Outstanding at June 30, 2010	685,000	$3.76
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	685,000	$3.76

The aggregate intrinsic value as of December 31, 2010 and June 30, 2010 are $0.

NOTE 10 – STOCK-BASED COMPENSATION

Restricted Stock

On February 1, 2010, the Company granted to an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for a one year period. The restricted common stock will vest on the first anniversary of the grant date. Stock-based compensation expense for the three and six months ended December 31, 2010 was $15,325 and $30,650, respectively.  The remaining $4,822 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at December 31, 2010 is $43,200.

Options

On April 27, 2010, the Board of Directors approved the grant of stock options to purchase 100,000 shares of the Company’s common stock under the “2009 Equity Incentive Plan” to certain key employees as reward for past services and to promote future performance. These options have an exercise price of $2.71 per share, expiring on the fifth anniversary of the grant date, and vest in three equal installments on each of the first, second and third anniversary of the vesting commencement date, which is April 27, 2010.

Stock-based compensation expense for the three and six months ended December 31, 2010 on the stock option was $16,044 and $32,087, respectively.  The remaining $147,530 stock based compensation will be expensed over the remainder of the three years service period.

The following table summarizes the options activity as of December 31, 2010, and changes during the six months ended December 31, 2010:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at June 30, 2010	100,000	$2.71	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2010	100,000	$2.71	$-

The weighted average remaining contractual life of the outstanding options at December 31, 2010 was 4.32 years.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
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

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income attributable to the common stockholders	$2,933,081	$4,027,149	$6,345,649	$4,527,825

Basic weighted-average common shares outstanding	40,715,602	37,955,602	40,715,602	37,955,602
Dilutive effect of options, warrants, and contingently issuable shares	-	-	-	-
Diluted weighted-average common shares outstanding	40,715,602	37,955,602	40,715,602	37,955,602

Earnings per share:
Basic	$0.07	$0.11	$0.16	$0.12
Diluted	$0.07	$0.11	$0.16	$0.12

Warrants and options to purchase 685,000 and 100,000 shares of common stock, respectively were outstanding during the three and six months ended December 31, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of an office building and the cost of the design is $396,847 (RMB2,623,874).  The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval.  As of December 31, 2010, 20% of the cost, or $79,369 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
(Unaudited)

NOTE 13 - SEGMENT INFORMATION

The Company has four reportable segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology Co., Ltd. as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Jiangsu Cold-Rolled manufactures cold-rolled steel strips and acid pickled steel products.  Ningbo Zhehua trades steel and manufactures heavy steel pipe products and Sutor Technology Co., Ltd. has not started operation since its inception on February 24, 2010.

Certain segment information is presented below:

At December 31, 2010 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from external customers	$13,484,341	$30,165,261	$8,405,773	$-	$3,665,329	$55,720,704
Revenue from related parties	26,362,460	52,664,662	35,083	-	(35,359,794)	43,702,411
Revenue from other operating segments	4,746,489	30,613,305	-	-	-	35,359,794
Total operating expenses	1,408,311	615,948	1,481,635	-	196,854	3,702,748
Interest income	50,886	177,788	19,728	-	-	248,402
Interest expense	208,422	1,967,451	25,025	-	134,395	2,335,293
Depreciation and amortization expense	548,187	1,138,040	221,958	-	-	1,908,185
Provision for income taxes	423,538	246,602	(48,398)	-	-	621,742
Segment profit	1,236,318	1,668,411	(19,061)	-	47,413	2,933,081
Capital expenditures, net of VAT refunds	11,515	345,579	24,886	78,049	-	460,029
Total assets	192,351,988	212,715,863	29,546,125	6,691,730	(138,999,700)	302,306,006

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
 (Unaudited)

NOTE 13 - SEGMENT INFORMATION - CONTINUED

At December 31, 2009 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from external customers	$28,493,752	$22,205,514	$5,035,931	$-	$-	$55,735,197
Revenue from related parties	23,700,652	49,073,831	13,555,093	-	(26,890,031)	59,439,545
Revenue from other operating segments	89,280	26,800,751	-	-	-	26,890,031
Total operating expenses	1,512,606	174,439	261,969	-	287,580	2,236,594
Interest income	33,492	5,669	63,606	-	-	102,767
Interest expense	262,873	860,310	-	-	144,968	1,268,151
Depreciation and amortization expense	527,896	847,719	191,596	-	-	1,567,211
Provision for income taxes	868,931	261,322	32,086	-	-	1,162,339
Segment profit	2,622,041	1,777,553	60,097	-	(432,542)	4,027,149
Capital expenditures, net of VAT refunds	5,365	876,675	43,900	-	-	925,940
Total assets	198,109,312	148,375,174	38,513,254	-	(97,555,340)	287,442,400

At December 31, 2010 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from external customers	$22,910,388	$49,177,749	$14,509,804	$-	$8,682,922	$95,280,863
Revenue from related parties	58,486,980	111,114,144	166,733	-	(63,678,509)	106,089,348
Revenue from other operating segments	9,340,871	54,337,638	-	-	-	63,678,509
Total operating expenses	3,462,904	869,969	2,017,126	63	376,309	6,726,371
Interest income	233,882	181,364	22,469	-	-	437,715
Interest expense	434,110	3,124,089	43,114	-	268,790	3,870,103
Depreciation and amortization expense	1,087,184	2,257,345	439,754	-	-	3,784,283
Provision for income taxes	701,103	560,102	(29,268)	-	-	1,231,937
Segment profit	2,091,376	4,063,397	45,273	(63)	145,666	6,345,649
Capital expenditures, net of VAT refunds	13,668	713,450	26,523	78,049	-	831,690
Total assets	192,351,988	212,715,863	29,546,125	6,691,730	(138,999,700)	302,306,006

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2010
 (Unaudited)

NOTE 13 - SEGMENT INFORMATION - CONTINUED

At December 31, 2009 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from external customers	$59,987,820	$42,639,329	$9,912,613	$-	$-	$112,539,762
Revenue from related parties	51,730,833	97,771,200	25,115,446	-	(48,174,177)	126,443,302
Revenue from other operating segments	182,467	47,991,710	-	-	-	48,174,177
Total operating expenses	3,455,014	442,303	713,871	-	523,717	5,134,905
Interest income	452,377	9,182	121,780	-	-	583,339
Interest expense	569,077	1,751,966	12,419	-	281,587	2,615,049
Depreciation and amortization expense	1,075,822	1,952,832	378,909	-	-	3,407,563
Provision for income taxes	949,514	299,214	137,000	-	-	1,385,728
Segment profit	2,863,793	2,094,498	374,837	-	(805,303)	4,527,825
Capital expenditures, net of VAT refunds	14,761	919,099	65,872	-	-	999,732
Total assets	198,109,312	148,375,174	38,513,254	-	(97,555,340)	287,442,400

NOTE 14 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December 31, 2010 and 2009:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Geographic Area	2010	2009	2010	2009
People's Republic of China	$91,855,415	$99,760,862	$186,772,519	$215,498,605
Other Countries	7,567,700	15,413,880	14,597,692	23,484,459
Total	$99,423,115	$115,174,742	$201,370,211	$238,983,064

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to: (i) “Sutor Group,” the “Company,” “we,” “us” or “our” are to Sutor Technology Group Limited, a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Changshu Huaye” are to our indirect wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a corporation incorporated in the People’s Republic of China; (iii) “Jiangsu Cold-Rolled” are to our indirect wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Ningbo Zhehua” are to our indirect wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a corporation incorporated in the People’s Republic of China; (v) “Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a corporation incorporated in the People’s Republic of China of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao are 100% owners, and its subsidiaries; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and (x) “China” and “PRC” are to the People’s Republic of China.

Overview of our Business

We are one of the leading Chinese private manufacturers of fine finished steel products used by steel fabricators and in other applications. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG steel”) and prepainted galvanized steel (“PPGI”). In addition, we produce acid pickled steel (“AP steel”) and cold-rolled steel, which represent the less processed of our finished products.  As a result of our acquisition of Ningbo Zhehua in November 2009, our product offerings now include welded steel pipe products. A large portion of our AP steel and cold-rolled steel is used for our production of HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

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

Executive Overview of Quarterly Results

Our gross profit and gross margin continued to improve in this quarter, benefiting from our strategic efforts to reduce the lower-margin steel trading business and focus on higher margin products. We believe in the long run we can strengthen our competitive position by focusing on higher-margin value added products. We experienced higher raw material costs in this quarter. As we generally use “cost plus” pricing, we were able to increase our sales price and pass the increased raw material costs to our clients and maintain our profit margin. Our orders and production output in this quarter continued to be more heavily focused on advanced PPGI products that utilize sophisticated processing procedures and more production time. This resulted in lower total production volume, but its impact was partially offset by higher average sales prices. Our revenue decreased approximately $15.8 million to $99.4 million, but despite the decrease, our gross profit increased to $9.5 million in this quarter, as compared to $8.6 million in the same quarter last year and $8.4 million in the previous quarter. Our gross margin improved to 9.5% in this quarter, as compared to 7.5% in the same quarter last year and 8.3% in the previous quarter.

The following summarizes certain key financial information for the second fiscal quarter.

•	Revenue: Revenue was $99.4 million for the three months ended December 31, 2010, a decrease of $15.8 million, or 13.7%, from $115.2 million for the same period last year.

•
Gross Profit and Margin: Gross profit was $9.5 million for the three months ended December 31, 2010 as compared to $8.6 million for the same period last year. Gross margin was 9.5% for the three months ended December 31, 2010 as compared to 7.5% for the same period last year.

•	Net Income: Net income was $2.9 million for the three months ended December 31, 2010, a decrease of $1.1 million, or approximately 27.2%, from $4.0 million for the same period of last year.

•
Fully diluted net income per share: Fully diluted net income per share was approximately $0.07 for the three months ended December 31, 2010, as compared to approximately $0.11 for the same period last year.

Revenue

Our revenue is generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products and welded steel pipe products. Our revenue has historically been affected by sales volume, product pricing and our product mix.

Our operations consist of three business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities. Changshu Huaye manufactures HDG steel and PPGI products.  In the three months ended December 31, 2010 and 2009, after eliminating intercompany sales, Changshu Huaye generated revenue of $38.8 million and $52.1 million, which represented 39.0% and 45.2% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP steel, cold-rolled steel and HDG steel. In the three months ended December 31, 2010 and 2009, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $52.2 million and $44.5 million, which represented 52.5% and 38.6% of our total revenue, respectively. Ningbo Zhehua manufactures welded steel pipe products. In the three months ended December 31, 2010 and 2009, Ningbo Zhehua generated revenue of $8.4 million and $18.6 million, which represented 8.5% and 16.1% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 44.0% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2010, as compared with approximately 51.6% in the same period last year. We continue to take advantage of Shanghai Huaye’s extensive sales network as we strive to independently enhance our brand value.

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

In the three months ended December 31, 2010, approximately $42.6 million of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended December 31, 2010, gross margin for domestic and international sales were approximately 8.8% and 18.6%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 11.4%, 6.2% and 10.4% in the three months ended December 31, 2010, respectively.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer superior products and services at competitive prices. General economic conditions, the cost of raw materials, and supply and demand of fine finished steel products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins. As part of our effort to maintain stable profitability and mitigate our exposure to fluctuations in the price of our primary raw material steel, we generally adopt the cost-plus pricing mechanism for our products.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, and other expenses incurred in connection with general corporate purposes. We expect most components of our general and administrative expenses will increase due to inflation and as our business grows and as we incur increased costs as a public company.

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

Provision for Income Taxes

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the three months ended December 31, 2010.

Our direct wholly owned subsidiary Sutor Steel Technology Co., Ltd. was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law (the “EIT Law”), and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified enterprise income tax (“EIT”) of 25.0% on all domestic-invested enterprises and Foreign Invested Entities (“FIEs”) established in the PRC, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

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

Our subsidiary Changshu Huaye was subject to EIT rates of 12.5% and 25% for calendar years 2008 and 2009, respectively, and is subject to an EIT rate of 25% for calendar year 2010 and beyond. Our subsidiary Jiangsu Cold-Rolled is subject to an EIT rate of 12.5% for 2009, 2010 and 2011. Ningbo Zhehua is subject to an EIT rate of 25% for calendar years 2010 and 2011.

Reportable Operating Segments

We now have three reportable operating segments which are categorized based on manufacturing facilities – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel products. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 13, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue
Revenue from unrelated parties	$55,721	56.0%	$55,735	48.4%
Revenue from related parties	43,702	44.0%	59,440	51.6%
Total	99,423	100%	115,175	100.0%

Cost of Revenue
Cost of revenue:	50,291	50.6%	50,554	43.9%
Cost of revenue from related parties	39,678	39.9%	55,994	48.6%
Total	89,969	90.5%	106,548	92.5%

Gross Profit	9,455	9.5%	8,627	7.5%

Operating Expenses
Selling expense	1,983	2.0%	1,045	0.9%
General and administrative expense	1,720	1.7%	1,192	1.0%
Total Operating Expenses	3,703	3.7%	2,237	1.9%

Income from Operations	5,752	5.8%	6,390	5.5%

Other Income (Expense)
Interest income	248	0.2%	103	0.1%
Other income	99	0.1%	47	0.0%
Interest expense	(2,335)	(2.3)%	(1,268)	(1.1)%
Other expense	(209)	(0.2)%	(83)	(0.1)%
Total Other Expense	(2,197)	(2.2)%	(1,201)	(1.0)%
			.
Income Before Taxes and Minority Interest	3,555	3.6%	5,189	4.5%
Provision for income taxes	(622)	(0.6)%	(1,162)	(1.0)%

Net Income	$2,933	3.0%	$4,027	3.5%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended December 31, 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data
China	$91,855	92.4%	$99,761	86.6%
Other Countries	7,568	7.6%	15,414	13.4%
Total Revenue	$99,423	100.0%	$115,175	100.0%

Segment Data
Changshu Huaye	$38,765	39.0%	$52,105	45.2%
Jiangsu Cold-Rolled	52,217	52.5%	44,479	38.6%
Ningbo Zhehua	8,441	8.5%	18,591	16.2%
Total Revenue	$99,423	100.0%	$115,175	100.0%

Revenue

Revenues were $99.4 million in the second fiscal quarter of 2011 as compared to $115.2 million for the same period last year, representing a decrease of $15.8 million, or approximately 13.7%. The decrease was primarily attributable to a significantly reduction in our subsidiary Ningbo Zhehua’s steel trading business. During the quarter, revenue from Ningbo Zhehua decreased by approximately $10.2 million from approximately $18.6 million for the three months ended December 31, 2009 to $8.4 million for the three months ended December 31, 2010. This accounted for most of our decreased revenues. In addition, we experienced lower production volume and generated less revenue from our PPGI products. A bigger portion of our PPGI products produced in this quarter was advanced color-patterned PPGI products which required sophisticated processing procedures and hence more production time. Lower production volume, however, was partially offset by higher average sales prices. Our goal is to gradually transition to producing more higher-end and higher-margin products.

On a geographic basis, revenue generated from outside of mainland China was $7.6 million, accounting for 7.6% of our revenue in the three months ended December 31, 2010 as compared to $15.4 million, which was 13.4% of the total revenue for the same period last year.  The decrease was mainly attributable to the timing of shipment. We believe the overseas demand was also somewhat negatively affected by the increase in sales price driven by the increase in raw material costs.

On a segment basis after eliminating intercompany sales, revenue generated by Changshu Huaye was approximately $38.8 million for the three months ended December 31, 2010, a decrease of approximately $13.3 million, or 25.6%, from $52.1 million for the same period last year. The decrease was mainly attributable to our focus on manufacturing and selling more advanced PPGI products as discussed above. In addition, we also shifted more of our HDG steel production from Changshu Huaye to Jiangsu Cold-Rolled to take advantage of the newer 400,000 MT HDG steel production lines at Jiangsu Cold-Rolled which generally have lower production costs than that at Changshu Huaye. As a result, the overall production volume at Changshu Huaye decreased in this quarter.

After eliminating the inter-company sales, revenues generated by Jiangsu Cold-Rolled were $52.2 million for the three months ended December 31, 2010, an increase of $7.7 million from $44.5 million for the same period last year, mainly as a result of the increased output of the new 400,000 MT HDG steel production lines.

Revenues from Ningbo Zhehua were $8.4 million for the three months ended December 31, 2010, a decrease of $10.2 million from $18.6 million for the same period last year. After our acquisition of Ningbo Zhehua, we made a strategic decision to reduce its lower-margin steel trading businesses and focus on higher-margin business lines.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2010 remained stable at $55.72 million as compared to $55.74 million for the same period last year.

Cost of Revenue

Cost of revenue decreased $16.6 million, or 15.6 % to $90.0 million for the three months ended December 31, 2010 from $106.6 million for the same period last year.  As a percentage of revenue, cost of revenue decreased to 90.5% for the three months ended December 31, 2010 from 92.5% for the same period last year.  The decreased amount of cost of revenue was mainly due to the decreased sales volume as well as effective cost control.

Gross Profit

Gross profit increased $0.8 million to $9.4 million for the three months ended December 31, 2010 from $8.6 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 9.5% for the three months ended December 31, 2010, as compared to 7.5% for the same period last year.  The increased gross margin and gross profit mainly resulted from reduced revenue generated from the lower margin steel trading business and the fact that we focused on our higher margin PPGI business line as discussed above.

Gross margin for Changshu Huaye increased to 11.4% for the three months ended December 31, 2010 as compared to 10.3% for the same period last year, primarily due to change in product mix and higher average sales prices. Gross margin for Jiangsu Cold-Rolled increased to 6.2% for the three months ended December 31, 2010 as compared to 4.8% for the same period last year, mainly due to the increase of sales prices and higher production volume which allowed us to benefit from an economy of scale. Gross margin for Ningbo Zhehua was approximately 10.4% for the three months ended December 31, 2010 as compared with approximately 1.7% in the same period last year, mainly as a result of our strategic decision to reduce its lower-margin steel trading business.

Total Operating Expenses

Our total operating expenses increased $1.5 million to $3.7 million for the three months ended December 31, 2010, from $2.2 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 3.7 % for the three months ended December 31, 2010 from 1.9% for the same period last year.

General and Administrative Expenses. General and administrative expenses increased approximately $0.5 million to $1.7 million for the three months ended December 31, 2010 from $1.2 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 1.7 % for the three months ended December 31, 2010 from 1.0% for the same period last year. Such dollar and percentage increases were mainly due to the opening of two new offices in Ningbo and Shanghai in an effort to recruit and hire qualified employees, increase brand recognition and improve customer services, increased allowance for bad debt and costs associated with attendance at international trade shows incurred in the second fiscal quarter of 2011. Also, our lower general and administrative expenses in the second fiscal quarter last year was partly due to a one-time reverse of bad debt allowance during such period.

Selling Expenses. Selling expenses increased $0.9 million to $2.0 million for the three months ended December 31, 2010, from $1.1 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 2.0% for the three months ended December 31, 2010 from 0.9% for the same period last year.  The dollar and percentage increase were mainly due to increased shipping costs of international sales in the three months ended December 31, 2010 as we bore a greater portion of shipping costs to international customers. Shipping and related expenses at Ningbo Zhehua were approximately $1.2 million for the second fiscal quarter of 2011 as compared to approximately $0.08 million in the same period last year.

Interest Expense

Interest expense increased approximately $1.0 million to about $2.3 million for the three months ended December 31, 2010, from approximately $1.3 million for the same period last year. As a percentage of revenue, our interest expenses increased to 2.3% for the three months ended December 31, 2010, from 1.1% for the same period last year. Interest expenses included interest expenses on bank loans and amount discounted in connection with bank acceptance notes. The amount increase was mainly due to the higher cost of discounting bank acceptance notes during the quarter. In this case, Sutor had to incur more interest expenses for cashing bank acceptance notes before their due dates than in the same period of last fiscal year. The interest expenses associated with our bank loans remained relatively stable.

Provision for Income Taxes

We incurred income tax expense of approximately $0.6 million and $1.2 million during the three months ended December 31, 2010 and 2009, respectively.  The decrease was mainly attributable to the decreased taxable income.

Net Income

Net income, without including the foreign currency translation adjustment, decreased $1.1 million, or approximately 27.2%, to $2.9 million for the three months ended December 31, 2010 from $4.0 million for the same period last year, mainly for the reasons discussed above.

Comparison of Six Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2010		Six Months Ended December 31, 2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue
Revenue from unrelated parties	$95,281	47.3%	$112,540	47.1%
Revenue from related parties	106,089	52.7%	126,443	52.9%
Total	201,370	100%	238,983	100%

Cost of Revenue
Cost of revenue	86,038	42.7%	104,885	43.9%
Cost of revenue from related parties	97,442	48.4%	121,063	50.6%
Total	183,480	91.1%	225,948	94.5%

Gross Profit	17,890	8.9%	13,035	5.5%

Operating Expenses
Selling expense	3,363	1.7%	2,649	1.1%
General and administrative expense	3,363	1.7%	2,486	1.0%
Total Operating Expenses	6,726	3.3%	5,135	2.1%

Income from Operations	11,164	5.5%	7,901	3.3%

Other Income (Expense)
Interest income	438	0.2%	583	0.2%
Other income	121	0.1%	367	0.2%
Interest expense	(3,870)	(1.9)%	(2,615)	(1.1)%
Other expense	(275)	(0.1)%	(322)	(0.1)%
Total Other Expense	(3,586)	(1.7)%	(1,987)	(0.8)%

Income Before Taxes and Minority Interest	7,578	3.8%	5,914	2.5%
Provision for income taxes	(1,232)	(0.6)%	(1,386)	(0.6)%

Net Income	$6,346	3.2%	$4,528	1.9%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the six months ended December 31, 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2010		Six Months Ended December 31, 2009
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$186,772	92.8%	$215,499	90.2%
Other Countries	14,598	7.2%	23,484	9.8%
Total Revenue	$201,370	100.0%	$238,983	100.0%

Segment Data:
Changshu Huaye	$80,739	40.1%	$111,536	46.7%
Jiangsu Cold-Rolled	105,954	52.6%	92,419	38.6%
Ningbo Zhehua	14,677	7.3%	35,028	14.7%
Total Revenue	$201,370	100.0%	$238,983	100.0%

Revenue

Revenue decreased $37.6 million, or 15.7%, to $201.4 million for the six months ended December 31, 2010, from $239.0 million for the same period last year. The decrease was primarily attributable to lower total production volume for our PPGI products and our strategic efforts to reduce Ningbo Zhehua’s lower-margin steel trading businesses. We produced more advanced PPGI products that require sophisticated processing procedures and hence more production time than we did in the same period a year ago. In efforts to improve gross margin and better allocate our resources, we also reduced Ningbo Zhehua’s lower margin steel trading volumes which contributed to the lower total revenues in the six months ended December 31, 2010. Our business strategy is to sell more higher-end and higher-margin products which we believe will improve our competitive position in the long run.

On a geographic basis, revenue generated from outside of mainland China was $14.6 million, accounting for 7.2% of our revenue in the six months ended December 31, 2010 as compared to $23.5 million, which was 9.8% of our revenue for the same period last year.  The decrease was mainly attributable to less demand from international customers in the second fiscal quarter of 2011 as discussed above.

On a segment basis, after eliminating intercompany sales, revenue contributed by Changshu Huaye was $80.7 million for the six months ended December 31, 2010, a decrease of $30.8 million, or 27.6%, from $111.5 million for the same period last year. Due to increasing market demand, we produced more advanced PPGI products in the six months ended December 31, 2010 which require sophisticated processing procedures and hence more production time. While such efforts resulted in decrease of sales volume and revenue, it contributed to increase in our gross margin and gross profit. In addition, more HDG steel products were produced at Jiangsu Cold-Rolled to take advantage of its newer production lines which generally have lower production costs. As a result, the overall production volume at Changshu Huaye was reduced during the six months ended December 31, 2010.

After eliminating the inter-company sales, revenues generated by Jiangsu Cold-Rolled were $106.0 million for the six months ended December 31, 2010, an increase of $13.6 million from $92.4 million for the same period last year, mainly as a result of higher sales volume and the increased output of our new 400,000 MT HDG production lines.

Revenues from Ningbo Zhehua were $14.7 million for the six months ended December 31, 2010, a decrease of $20.4 million from $35.0 million for the same period last year, primarily resulting from our strategic decision to reduce its lower-margin steel trading businesses and focus on higher-margin production businesses.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2010 decreased $17.3 million, or 15.3%, to $95.3 million from $112.5 million for the same period last year.

Cost of Revenue

Cost of revenue decreased $42.5 million, or 18.8 % to $183.5 million for the six months ended December 31, 2010 from $225.9 million for the same period last year.  As a percentage of revenue, the cost of revenue decreased to 91.1% for the six months ended December 31, 2010 from 94.5% for the same period last year.  Decreased cost of revenue was mainly due to the decreased sales volume.

Gross Profit

Gross profit increased $4.9 million to $17.9 million for the six months ended December 31, 2010 from $13.0 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 8.9% for the six months ended December 31, 2010, as compared to 5.5% for the same period last year.  The increased gross margin mainly resulted from changes in product mix and reduced revenue generated from the low margin steel trading business as discussed above.

Gross margin for Changshu Huaye increased to 10.7% for the six months ended December 31, 2010 as compared to 7.4% for the same period last year, mainly because it produced and sold more higher-margin advanced PPGI products in the six months ended December 31, 2010. Gross margin for Jiangsu Cold-Rolled increased to 5.8% for the six months ended December 31, 2010 as compared to 3.1% for the same period last year, mainly due to the higher capacity utilization of the new HDG production lines and increase of average sales prices. Gross margin for Ningbo Zhehua was approximately 15.0% for the six months ended December 31, 2010 as compared with approximately 3.2% in the same period last year, mainly because we reduced our lower-margin steel trading business.

Total Operating Expenses

Our total operating expenses increased $1.6 million to $6.7 million for the six months ended December 31, 2010, from $5.1 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 3.3% for the six months ended December 31, 2010 from 2.1% for the same period last year.

General and Administrative Expenses. General and administrative expenses increased approximately $0.9 million to $3.4 million for the six months ended December 31, 2010 from $2.5 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 1.7% for the six months ended December 31, 2010 from 1.0% for the same period last year. Such dollar and percentage increase was partially due to opening of two new offices by Changshu Huaye and Ningbo Zhehua, overall cost inflation in China and reversing of bad debt allowances in the same period last year. We recently opened two new offices in metropolitan Ningbo and Shanghai in an effort to attract talents, improve brand recognition and better service customers.

Selling Expenses. Selling expenses increased $0.7 million to $3.4 million for the six months ended December 31, 2010, from $2.7 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 1.7% for the six months ended December 31, 2010 from 1.1% for the same period last year.  The dollar and percentage increase were mainly due to the increased shipping costs for our international sales.

Interest Expense

Interest expense increased $1.3 million to $3.9 million for the six months ended December 31, 2010, from $2.6 million for the same period last year. As a percentage of revenue, our interest expenses increased to 1.9% for the six months ended December 31, 2010, from 1.1% for the same period last year. Interest expenses consist of both interest expenses on bank loans and amount discounted in connection with bank acceptance notes. The increased amount was mainly due to the higher cost of discount on the bank acceptance notes received during the current period than the same period last year. The interest expenses associated with our bank loans remained relatively stable.

Provision for Income Taxes

We incurred income tax expense of $1.2 million and $1.4 million during the six months ended December 31, 2010 and 2009, respectively.  The decrease was primarily attributable to the lower average effective income tax rate. We generated a bigger portion and amount of revenue from Jiangsu Cold-Rolled and a smaller portion of revenue from Changshu Huaye in the six months ended December 31, 2010 as compared to the same period last year. Jiangsu Cold-Rolled had lower income tax rate than Changshu Huaye.

Net Income

Net income, without including the foreign currency translation adjustment, increased $1.8 million, or approximately 40.2%, to $6.3 million for the six months ended December 31, 2010 from $4.5 million for the same period last year, mainly as a result of the reasons stated above.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were borrowings through short-term bank and private loans.  Our operating activities used $10.7 million of cash in the six months ended December 31, 2010. As of December 31, 2010, our total indebtedness to non-related parties under existing short-term loans was $90.5 million, our short-term notes payable to related parties was $0.6 million, and we had no long-term notes payable.

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

As of December 31, 2010, we had cash and cash equivalents (excluding restricted cash) of $9.1 million and restricted cash of $45.0 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(10,682)	$8,085
Net cash provided by (used in) investing activities	(1,624)	2,114
Net cash provided by (used in) financing activities	7,747	(7,406)
Effect of foreign currency translation on cash and cash equivalents	339	16
Net cash flows	(4,220)	2,809

Operating Activities

Net cash used in operating activities was $10.7 million for the six months ended December 31, 2010, a decrease of $18.8 million from $8.1 million net cash provided by operating activities for the same period last fiscal year.  The decrease of net cash provided by operating activities was mainly due to increased prepayments to suppliers and reduced account payable in the current fiscal period. We anticipated increased business activities in the coming months and made advancement to secure supplies at favorable terms.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the six months ended December 31, 2010 was $1.6 million as compared to $2.1 million net cash provided by investing activities for the same period in 2009. Capital expenditures for the current period related mostly to the construction of a new annealing facility.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2010 totaled $7.8 million, as compared to $7.4 million net cash used in financing activities for the same period last year.  The increase in net cash provided by financing activities was mainly due to an increase in note payable.

The table below sets forth the amount, starting date, maturity date and guarantor of each of our bank loans as of December 31, 2010:

(All amounts in million of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial Bank of China, Changshu Branch	$3.02	2010-05-20	2011-05-19	None
The Agricultural Bank of China, Changshu Branch	7.56	2010-05-27	2011-05-26	Shanghai Huaye
Communications Bank of China, Changshu Branch	3.02	2010-11-17	2011-05-16	None
Construction Bank of China, Changshu Branch	3.02	2010-11-18	2011-11-17	None
Construction Bank of China, Changshu Branch	3.02	2010-11-22	2011-11-17	None
The Agricultural Bank of China, Changshu Branch	2.27	2010-02-03	2011-01-20	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.02	2010-03-01	2011-03-01	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.02	2010-04-30	2011-04-29	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.14	2010-05-26	2011-05-24	None
The Agricultural Bank of China, Changshu Branch	9.83	2010-07-09	2011-06-20	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.78	2010-07-09	2011-07-08	None
The Agricultural Bank of China, Changshu Branch	7.11	2010-07-30	2011-07-28	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.05	2010-08-25	2011-08-22	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.05	2010-09-08	2011-09-06	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.56	2010-10-15	2011-09-30	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.42	2010-10-26	2011-10-24	None
The Agricultural Bank of China, Changshu Branch	7.56	2010-11-12	2011-11-10	None
Industrial and Commercial Bank of China, Changshu Branch	1.51	2010-12-27	2011-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	0.56	2010-12-22	2011-04-22	None
Shenzhen Development Bank Ningbo Branch	1.51	2010-08-20	2011-08-20	Changshu Huaye
Bank of China Ning Bo Branch	0.58	2010-12-30	2011-01-31	Changshu Huaye
Chen, Lifang	0.60	N/A	N/A	None
Lin, Gui Hua	2.86	2008-11-20	2011-11-20	None
Total	$91.11

* Calculated on the basis that $1 = RMB 6.61180.

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require us to maintain certain inventory levels, among other things. We were in compliance with these debt covenants as of December 31, 2010.

In the coming 12 months, we have approximately $90.5 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Recent Accounting Pronouncements

See Note 2 (Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Yongfei Jiang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Ms. Chen and Mr. Jiang determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2011	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.