Form 10-Q
period 2011-03-31
Sutor Technology Group LTD
filed 2011-05-10
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51908

SUTOR TECHNOLOGY GROUP LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0578370
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,745,602

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
Three Months Ended March 31, 2011

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2011 and 2010 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4-F-17

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,162,775	$13,336,736
Restricted cash	62,875,755	48,315,962
Trade accounts receivable, net of allowance for doubtful accounts of $504,150 and $498,620, respectively	16,555,372	10,913,736
Other receivables and prepayments	1,997,451	929,507
Advances to suppliers, related parties	114,214,160	96,776,181
Advances to suppliers, net of allowance of $460,011 and $542,490, respectively	24,793,941	8,304,246
Inventory, net of allowance for obsolescence of $105,732 and $102,028, respectively	38,305,284	40,179,358
Notes receivable	15,220	73,437
Deferred income taxes	285,875	329,414

Total Current Assets	271,205,833	219,158,577

Property, Plant and Equipment, net of accumulated depreciation of $32,589,559 and $25,914,352, respectively	68,157,865	70,018,522
Intangible Assets, net of accumulated amortization of $483,266 and $415,178, respectively	3,051,210	2,995,488

TOTAL ASSETS	$342,414,908	$292,172,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,196,368	$23,954,009
Advances from customers	7,485,793	6,769,481
Other payables and accrued expenses	4,678,025	4,688,324
Other payables - related parties	529,672	352,495
Short-term notes payable	93,521,167	82,128,484
Short-term notes payable - related parties	608,819	587,492

Total Current Liabilities	138,019,844	118,480,285
Long-Term Notes Payable	16,826,700	2,859,995
Total Liabilities	154,846,544	121,340,280

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 40,745,602 and 40,715,602 shares outstanding at March 31, 2011 and June 30, 2010, respectively	40,745	40,715
Additional paid-in capital	42,554,997	42,465,581
Statutory reserves	12,629,151	12,629,151
Retained earnings	105,978,786	96,164,928
Accumulated other comprehensive income	26,364,685	19,531,932
Total Stockholders' Equity	187,568,364	170,832,307
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,414,908	$292,172,587

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010

Revenue:
Revenue	$62,521,577	$53,393,402	$157,802,440	$165,933,164
Revenue from related parties	38,853,040	61,058,979	144,942,388	187,502,281
	101,374,617	114,452,381	302,744,828	353,435,445

Cost of Revenue
Cost of revenue	57,017,557	48,928,589	143,055,256	153,813,836
Cost of revenue from related party sales	35,742,344	56,209,868	133,184,740	177,272,203
	92,759,901	105,138,457	276,239,996	331,086,039

Gross Profit	8,614,716	9,313,924	26,504,832	22,349,406

Operating Expenses:

Selling expense	1,345,635	1,815,730	4,708,748	4,464,208
General and administrative expense	1,718,186	1,980,356	5,081,444	4,466,783

Total Operating Expenses	3,063,821	3,796,086	9,790,192	8,930,991
Income from Operations	5,550,895	5,517,838	16,714,640	13,418,415

Other Income (Expense):
Interest income	188,697	389,750	626,412	973,089
Other income	2,595	6,211	123,886	373,175
Interest expense	(1,986,541)	(1,535,430)	(5,856,643)	(4,150,479)
Other expense	(214,926)	(19,043)	(489,989)	(341,321)
Gain on sale of assets	4,447	(3,549)	4,447-	(3,549)
Total Other Income (Expense)	(2,005,728)	(1,162,061)	(5,591,887)	(3,149,085)

Income Before Taxes	3,545,167	4,355,777	11,122,753	10,269,330
Provision for income taxes	(76,958)	(961,085)	(1,308,895)	(2,346,813)

Net Income	$3,468,209	$3,394,692	$9,813,858	$7,922,517

Basic Earnings per Share	$0.09	$0.09	$0.24	$0.21
Diluted Earnings per Share	$0.09	$0.09	$0.24	$0.21

Basic Weighted Shares Outstanding	40,727,935	38,608,046	40,719,653	38,169,909
Diluted Weighted Shares Outstanding	40,727,935	38,608,046	40,719,653	38,169,909

Net Income	$3,468,209	$3,394,692	$9,813,858	$7,922,517
Foreign currency translation adjustment	1,231,987	33,378	6,832,753	226,802
Comprehensive Income	$4,700,196	$3,428,070	$16,646,611	$8,149,319

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Nine Months Ended
	March 31
	2011	2010
Cash Flows from Operating Activities:
Net income	$9,813,858	$7,922,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,715,855	5,260,692
Deferred income taxes	54,587	63,740
Foreign currency exchange (gain) loss	191	-
Stock based compensation	89,446	10,133
Loss (Gain) on sale of assets	(4,447)	3,549
Changes in current assets and liabilities:
Trade accounts receivable, net	(5,228,146)	(389,975)
Other receivable and prepayment	(1,017,248)	104,586
Advances to suppliers - related parties	(13,346,284)	(37,108,212)
Advances to suppliers	(15,922,866)	1,561,993
Inventory	3,277,984	6,830,463
Accounts payable	6,268,337	2,980,168
Advances from customers	486,821	3,836,561
Other payables and accrued expenses	(163,136)	1,432,592
Other payables - related parties	161,686	298,345

Net Cash (Used In) Operating Activities	(9,813,362)	(7,192,848)

Cash Flows from Investing Activities:
Changes in notes receivable	59,884	(1,269,427)
Purchase of property, plant and equipment, net of value added tax refunds received	(1,335,063)	(1,196,621)
Proceeds from sale of assets	6,138	-
Net Cash Used In Investing Activities	(1,269,041)	(2,466,048)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	96,696,227	95,709,395
Payments on notes payable	(74,409,132)	(95,979,838)
Proceeds from issuance of notes payable - related parties	-	199,932
Payments on notes payable - related parties	-	(985,269)
Net change in restricted cash	(12,595,955)	16,649,017
Distribution to shareholders	-	(6,615,825)
Net proceeds from issuance of common stock and warrants	-	6,814,196
Net Cash Provided By Financing Activities	9,691,140	15,791,608

Effect of Exchange Rate Changes on Cash	217,302	22,772

Net Change in Cash	(1,173,961)	6,155,484
Cash and Cash Equivalents at Beginning of Period	13,336,736	10,653,438
Cash and Cash Equivalents at End of Period	$12,162,775	$16,808,922

Supplemental Non-Cash Financing Activities
Offset of notes payable to related party against receivable from related parties (Note 7)	$9,959,383	$9,597,783
Supplemental Cash Flow Information
Cash paid during the period for interest	$5,426,740	$3,744,722
Cash paid during the period for income taxes	$2,095,060	$1,465,412

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Nature of Operations - The Company’s operations are located in the PRC. For the three months ended March 31, 2011 and 2010, approximately 87.4% and 90.6%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. For the nine months ended March 31, 2011 and 2010, approximately 91.0% and 90.3%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel (“HDG products) and pre-painted galvanized steel (“PPGI products”). Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua manufactures heavy steel pipe and purchases and resells cold-rolled and hot-dip galvanized steel. Sutor Technology Co., Ltd. has not started operation since its inception on February 24, 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The Company follows the same accounting policies in the preparation of interim reports.

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

	March 31, 2011	March 31, 2010	June 30, 2010
Period end RMB : USD exchange rate	6.5701	6.8361	6.8086
Average 3 months RMB : USD exchange rate	6.5894	6.8360
Average 9 months RMB : USD exchange rate	6.6796	6.8377

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company sells product to affiliates, who in turn sell the product to various other third party customers. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. The handling fees were $82,866 and $137,776 for the three months ended March 31, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations. The handling fees were $366,288 and $384,016 for the nine months ended March 31, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations.

Recently Adopted Accounting Guidance - In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s financial statements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
Raw materials	$18,446,138	$22,285,980
Work in process	-	265,282
Finished goods	19,964,878	17,730,124

	38,411,016	40,281,386
Less: allowance for obsolescence	(105,732)	(102,028)

Total Inventory - net	$38,305,284	$40,179,358

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. The Company has approximately $32,115,000 of property and equipment that is used as collateral for loans.

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
Buildings and plant	$28,618,698	$27,513,920
Machinery	68,690,167	66,220,305
Office and other equipment	1,095,065	994,114
Vehicles	290,754	337,454

	98,694,684	95,065,793
Less: accumulated depreciation	(32,589,559)	(25,914,352)

	66,105,125	69,151,441
Construction in process	2,052,740	867,081

Net property, plant and equipment	$68,157,865	$70,018,522

No interest has been capitalized in construction in process through March 31, 2011 as the amount is insignificant.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT - continued

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,913,961 and $1,836,144, respectively.
Depreciation expense for the nine months ended March 31, 2011 and 2010 was $5,663,707 and $5,209,750, respectively.

NOTE–5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights. Amortization expense for the three months ended March 31, 2011 and 2010 was $17,611 and $16,985 respectively. Amortization expense for the nine months ended March 31, 2011 and 2010 was $52,148 and $50,942 respectively. Intangible information by segment is presented below:

As of March 31, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
			(unaudited)
Gross Carrying Amount	$2,248,961	$1,285,515	$3,534,476
Accumulated Amortization	(328,163)	(155,103)	(483,266)
	$1,920,798	$1,130,412	$3,051,210

As of June 10, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total
			(audited)
Gross Carrying Amount	$2,170,182	$1,240,484	$3,410,666
Accumulated Amortization	(284,116)	(131,062)	(415,178)
	$1,886,066	$1,109,422	$2,995,488

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2011	$17,672
For the year ending June 30, 2012	70,690
For the year ending June 30, 2013	70,690
For the year ending June 30, 2014	70,690
For the year ending June 30, 2015	70,690

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE–6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt. All non related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

 Non-related party short-term and long term notes were comprised of the following:

		March 31,	June 30,
	Maturity Date	2011	2010
		(unaudited)	(audited)
Note payable at 5.22% interest, guaranteed by related party	Renew to 1/19/2012	$2,283,070	$2,203,096
Note payable at 6.06% interest, guaranteed by related party	Renew to 2/29/2012	3,044,094	2,937,461
Note payable at 5.31% interest, guaranteed by related party	4/29/2011	3,044,094	2,937,461
Note payable at 5.31% interest, guaranteed by related party	5/19/2011	3,044,094	2,937,461
Note payable at 4.78% interest, guaranteed by related party	5/24/2011	5,174,959	4,993,684
Note payable at 4.78% interest, guaranteed by related party	5/26/2011	7,610,234	7,343,654
Note payable at 5.10% interest, guaranteed by related party	5/16/2011	3,044,094	2,937,461
Note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	-
Note payable at 4.78% interest, guaranteed by related party	various dates from 6/20/2011 to 9/6/2011	33,028,415	-
Note payable at 5.31% interest, guaranteed by related party	8/20/2011	1,522,047	-
Note payable at 5.00% interest, guaranteed by related party	11/17/2011	6,088,187	-
Note payable at 4.78% interest, guaranteed by related party	9/30/2011	7,610,234	-
Note payable at 5.00% interest, guaranteed by related party	various dates from 10/24/2011 to 11/10/2011	10,045,509	-
Note payable at 5.91% interest, guaranteed by related party	12/26/2011	1,522,047	-
Note payable at 0.85% interest, guaranteed by related party	4/22/2011	556,000	-
Note payable at 5.81% interest, guaranteed by related party	7/5/2011	3,044,094	-
Note payable at 4.78% interest, guaranteed by related party	matured	-	30,549,599
Note payable at 4.05% interest, guaranteed by land use right	matured	-	3,231,208
Note payable at 4.80% interest, secured by property	matured	-	9,693,623
Note payable at 4.05% interest, guaranteed by related party	matured	-	1,909,350
Note payable at 5.31% interest, guaranteed by related party	matured	-	7,343,654
Note payable at 4.78% interest, guaranteed by related party	matured	-	1,321,858
Note payable at 4.86% interest, guaranteed by related party	matured	-	1,788,914

Total Short-Term Notes Payable		$93,521,167	$82,128,484

Long-term notes payable at 3.98% interest as of March 31, 2011, guaranteed by related party	2/21/2013	16,826,700	-
Long-term notes payable at 6.00% interest, unsecured	matured	-	2,859,995
Total long-term notes payable		$16,826,700	$2,859,995

As of March 31, 2011, restricted cash of $45,159,130 and $17,716,625 are held as collateral for short term and long term notes payable, respectively.

The weighted average interest rate for the non-related party short-term and long term notes payable as of March 31, 2011 is 4.99%.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE–6 - NOTES PAYABLE- continued

Notes due to related parties were comprised of the following:

	Maturity Date	March 31, 2011	June 30, 2010
		(unaudited)	(audited)
Note payable to principal shareholder, no interest rate, unsecured	On demand	$608,819	$587,492
Total short-term notes payable - related parties		$608,819	$587,492

The note payable to the principal shareholder has a zero interest rate, the Company does not impute interest on this note payable. The Company intends to repay this note when repayment is demanded.

NOTE–7 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of a number of companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of income. For the three months ended March 31, 2011 and 2010, purchases from these related parties totaled of $58,957,273 and $94,364,470, respectively. For the nine months ended March 31, 2011 and 2010, purchases from these related parties totaled of $163,121,266 and $210,563,568, respectively.

Advances to Suppliers- Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At March 31, 2011 and June 30, 2010, the net amounts due from related parties were $114,214,160 and $96,776,181, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate a repayment extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties
At March 31, 2011, the Company had letters of credit totaling $55,006,773 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

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

The notes to Ms. Chen described above plus the accrued interest on the notes of $1,177,364 totaling $8,727,288 (along with $1,232,095 of non-interest bearing notes due to Ms. Chen) was transferred to Shanghai Huaye by Ms. Chen pursuant to an agreement between the parties dated December 10, 2009. Since the Company has a right of offset for amounts due from Shanghai Huaye, the aggregate amount of these notes and accrued interest of $9,959,383 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of March 31, 2011.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE–7 - RELATED PARTIES - continued

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million. The Company during that same period paid Ms. Chen $2.5 million and as described above Ms. Chen transferred to Shanghai Huaye $1,232,095 of the notes on December 10, 2009. The Company further paid off $1 million as of March 31, 2010. The notes are due on demand and bear no interest and are included in the accompanying balance sheet under the caption short-term notes payable – related parties in the net amount of $608,819 and $587,492 at March 31, 2011 and June 30, 2010, respectively.

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China. The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $18,260 (RMB 120,000) per month. The Company has accrued expense for this lease of $529,672 and $352,495 that is included on the balance sheet under the caption Other payables – related parties at March 31, 2011 and June 30, 2010, respectively. The Company and the principal shareholders have renewed the lease and extended the date of agreement from November 7, 2011 to November 7, 2014.

On August 6, 2004, the Company entered into a 10 year lease agreement with its related company, Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,180 (RMB 80,000).

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar year 2010 and beyond because it qualifies as high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and the Company expects to receive a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled is subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua is subject to an EIT of 25% and has no preferential tax treatments. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on the Company’s business, fiscal condition and current operations in China.

 Taxes payable are a component of other payables and accrued expenses in the accompanying condensed consolidated balance sheets and consisted of:

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
Value added tax	$(125,308)	$(584,996)
Income tax	812,703	1,162,792
Surtax, insurance, other	120,104	136,401
Total Taxes	$807,499	$714,196

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE–8 - INCOME TAXES - continued

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income tax calculated at statutory rates	$882,672	$1,088,944	$2,777,068	$2,567,332
Under-accrual/(tax credit) in prior years	(408,133)	-	(438,719)	-
Benefit of favorable rates	(269,806)	(210,154)	(843,957)	(504,140)
Operating loss carryforward	49,228	-	49,244	-
Tax effect of parent and sewer losses	(159,050)	73,315	(216,788)	274,641
Permanent difference	(17,953)	8,979	(17,953)	8,979
Provision for income taxes	$76,958	$961,085	$1,308,895	$2,346,813

Deferred taxes are comprised of the following:

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)
Net operating loss carryforward - US	$1,198,377	$1,183,622
Net operating loss carryforward - PRC	46,368	-
Stock based compensation	42,877	-
Allowance for doubtful trade receivables	116,952	124,685
Allowance for doubtful other receivables	56,959	79,461
Allowance for doubtful advances to suppliers	66,013	99,761
Allowance for inventory obsolescence	26,433	25,507
Other	19,520	-
Less: Valuation allowance	(1,287,623)	(1,183,622)
Total deferred income tax assets	$285,875	$329,414

As of March 31, 2011, the Company has a net operating loss from continuing operations for United States federal income tax purposes of $3,524,639 which are available to carry back five years or offset future taxable income, if any, through 2030. As of March 31, 2011, the Company determined that the net operating loss may not be utilizable, as such, a full valuation allowance has been provided.

The provision for income taxes is comprised of the following:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current	$(7,012)	$1,090,365	$1,254,308	$2,367,133
Deferred	83,970	(129,280)	54,587	(20,320)
Provision for income taxes	$76,958	$961,085	$1,308,895	$2,346,813

There was no tax holiday for the three and nine months ended March 31, 2011.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 9 – ISSUANCE OF COMMON STOCK AND WARRANTS

The following table summarizes the warrant activity as of March 31, 2011, and changes during the nine months ended March 31, 2011:

	Warrants	Weighted-average exercise price

Outstanding at June 30, 2010	685,000	$3.76
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2011	685,000	$3.76

The aggregate intrinsic value as of March 31, 2011 and June 30, 2010 are $0.

NOTE 10 – STOCK-BASED COMPENSATION

Restricted Stock

On February 1, 2010, the Company granted to an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for a one year period. The restricted common stock will vest on the first anniversary of the grant date. Stock-based compensation expense for the three and nine months ended March 31, 2011 was $5,163 and $35,813, respectively. The restricted stock is fully vested as of March 31, 2011.

On February 23, 2011, the Company amended an employment agreement with an executive and granted to an executive 30,000 shares of restricted common stock with a grant date fair value of $1.82 per share as part of his remuneration for his service commencing February 23, 2011 for a one year period. The restricted common stock will vest on the first anniversary of the grant date. The amended agreement calls for a stock grant on each anniversary date through the end of the agreement. Stock-based compensation expense for the three and nine months ended March 31, 2011 was $5,535 and $5,535, respectively. The remaining $49,065 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at March 31, 2011 is $54,600.

Options

Stock Options granted to Key Employees

On April 27, 2010, the Board of Directors approved the grant of stock options to purchase 100,000 shares of the Company’s common stock under the “2009 Equity Incentive Plan” to certain key employees as reward for past services and to promote future performance. These options have an exercise price of $2.71 per share, expiring on the fifth anniversary of the grant date, and vest in three equal installments on each of the first, second and third anniversary of the vesting commencement date, which is April 27, 2010. The fair value of the options, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2%, expected dividend yield of 0%, expected volatility of 91% and an expected life of 5 years.

Stock-based compensation expense for the three and nine months ended March 31, 2011 on the stock option was $15,695 and $47,782, respectively. The remaining $131,835 stock based compensation will be expensed over the remainder of the three years service period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION - continued

Stock Options granted to a Director

On February 23, 2011, the Board of Directors approved the grant of stock options to purchase 5,000 shares of the Company’s common stock under the “2009 Equity Incentive Plan” to a director as compensation for his service. These options have an exercise price of $2.71 per share, expiring on the fifth anniversary of the grant date, and vest in the first anniversary of the vesting commencement date, which is February 23, 2011. The fair value of the options, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2%, expected dividend yield of 0%, expected volatility of 50% and an expected life of 5 years.

Stock-based compensation expense for the three and nine months ended March 31, 2011 on the stock option was $316 and $316, respectively. The $2,798 stock based compensation will be expensed over the remainder of the year service period.

The following table summarizes the options activity as of March 31, 2011, and changes during the nine months ended March 31, 2011:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	100,000	$2.71	4.08	$-
Issued	5,000	2.71	4.90	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2011	105,000	$2.71	4.12	$-

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

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to the common stockholders	$3,468,209	$3,394,692	$9,813,858	$7,922,517

Basic weighted-average common shares outstanding	40,727,935	38,608,046	40,719,653	38,169,909
Dilutive effect of options, warrants, and contingently issuable shares	-	-	-	-
Diluted weighted-average common shares outstanding	40,727,935	38,608,046	40,719,653	38,169,909

Earnings per share:
Basic	$0.09	$0.09	$0.24	$0.21
Diluted	$0.09	$0.09	$0.24	$0.21

Warrants and options to purchase 685,000, 100,000 and 5,000 shares of common stock, respectively were outstanding during the three and nine months ended March 31, 2011, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease commitments

On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in the Dongbang Industrial Park, in Changhsu, China. The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $18,260 (RMB120,000) per month. The Company and the principal shareholders have renewed the lease and extended the date of agreement from November 7, 2011 to November 7, 2014.

On August 6, 2004, the Company entered into a 10 year lease agreement with Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,180 (RMB80,000).

On October 12, 2010, the Company entered into a 2 year lease agreement with Ningbo Xin Fu Property Co. Ltd. to use an office building in Jiangdong District, Ningbo City. Lease payments are made quarterly at a monthly rate of approximately $9,360 (RMB61,494).

On January 1, 2011, the Company entered into a 2 year lease agreement with Shanghai Hongjia Property Co. Ltd. to use an office building in PuDong District, Shanghai City. Lease payments are made at a monthly rate of approximately $7,090 (RMB46,552).

Rent expense for the three months ended March 31, 2011 and 2010 were $117,044 and $198,942, respectively.
Rent expense for the nine months ended March 31, 2011 and 2010 were $312,133 and $374,417, respectively. Annual future minimum lease payments due under the operating leases are as follows:

For the Year Ending June 30,
Remainder of 2011	$140,658
2012	562,632
2013	454,602
2014	243,527
2015	91,323
Total	$1,492,742

Commitment for design project

On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of an office building and the cost of the design is $396,847 (RMB2,623,874). The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval. As of March 31, 2011, 20% of the cost, or $79,873 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

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
March 31, 2011
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

Certain segment information is presented below:

At March 31, 2011 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$24,212,158	$21,426,726	$6,775,413	$-	$10,107,280	$62,521,577
Revenue from related parties	16,837,316	55,289,370	32,728	-	(33,306,374)	38,853,040
Revenue from other operating segments	9,261,134	24,045,240	-	-	-	33,306,374
Total operating expenses	1,953,223	263,334	682,270	14,481	150,513	3,063,821
Interest income	136,956	25,285	26,456	-	-	188,697
Interest expense	250,122	1,515,642	89,301	-	131,476	1,986,541
Depreciation and amortization expense	555,047	1,151,400	225,125	-	-	1,931,572
Provision for income taxes	(200,101)	225,011	52,048	-	-	76,958
Net segment profit	1,234,034	1,576,023	(40,941)	(14,481)	713,574	3,468,209
Capital expenditures, net of VAT refunds	23,566	477,390	1,902	515	-	503,373
Total assets	222,780,712	296,264,832	28,353,809	23,461,222	(228,445,667)	342,414,908

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 13 - SEGMENT INFORMATION - CONTINUED

At March 31, 2010 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$20,086,500	$24,129,072	$9,177,830	$-	$-	$53,393,402
Revenue from related parties	28,644,364	44,608,428	6,891,459	-	(19,085,272)	61,058,979
Revenue from other operating segments	120,108	18,965,164	-	-	-	19,085,272
Total operating expenses	2,569,834	702,354	350,919	-	172,979	3,796,086
Interest income	357,407	10,114	22,229	-	-	389,750
Interest expense	253,412	1,158,694	3,042	-	120,282	1,535,430
Depreciation and amortization expense	541,792	1,109,023	202,314	-	-	1,853,129
Provision for income taxes	690,555	194,028	76,502	-	-	961,085
Net segment profit	2,081,827	1,358,193	247,934	-	(293,262)	3,394,692
Capital expenditures, net of VAT refunds	12,322	(178,844)	363,411	-	-	196,889
Total assets	223,458,218	161,036,300	58,586,365	-	(124,184,559)	318,896,324

At March 31, 2011 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$47,122,546	$70,604,475	$21,285,217	$-	$18,790,202	$157,802,440
Revenue from related parties	75,324,296	166,403,515	199,461	-	(96,984,884)	144,942,388
Revenue from other operating segments	18,602,005	78,382,879	-	-	-	96,984,884
Total operating expenses	5,416,127	1,133,303	2,699,396	14,544	526,822	9,790,192
Interest income	370,838	206,649	48,925	-	-	626,412
Interest expense	684,233	4,639,731	132,415	-	400,264	5,856,643
Depreciation and amortization expense	1,642,231	3,408,745	664,879	-	-	5,715,855
Provision for income taxes	501,002	785,114	22,779	-	-	1,308,895
Net segment profit	3,325,410	5,639,419	4,332	(14,544)	859,241	9,813,858
Capital expenditures, net of VAT refunds	37,234	1,190,840	28,425	78,564	-	1,335,063
Total assets	222,780,712	296,264,832	28,353,809	23,461,222	(228,445,667)	342,414,908

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 13 - SEGMENT INFORMATION – continued

At March 31, 2010 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$80,074,319	$66,768,402	$19,090,443	$-	$-	$165,933,164
Revenue from related parties	80,375,197	142,379,628	32,006,905	-	(67,259,449)	187,502,281
Revenue from other operating segments	302,575	66,956,874		-		67,259,449
Total operating expenses	6,024,848	1,144,657	1,064,790	-	696,696	8,930,991
Interest income	809,784	19,296	144,009	-	-	973,089
Interest expense	822,489	2,910,660	15,461	-	401,869	4,150,479
Depreciation and amortization expense	1,617,614	3,061,855	581,223	-	-	5,260,692
Provision for income taxes	1,640,069	493,242	213,502	-	-	2,346,813
Net segment profit	4,945,620	3,452,691	622,771	-	(1,098,565)	7,922,517
Capital expenditures, net of VAT refunds	27,083	740,255	429,283	-	-	1,196,621
Total assets	223,458,218	161,036,300	58,586,365	-	(124,184,559)	318,896,324

NOTE 14 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Geographic Area	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
People's Republic of China	$88,602,341	$103,722,673	$275,374,860	$319,221,278
Other Countries	12,772,276	10,729,708	27,369,968	34,214,167
Total	$101,374,617	$114,452,381	$302,744,828	$353,435,445

NOTE 15 – SUBSEQUENT EVENTS

On April 6, 2011, the Company invested an additional $5,052,990 into Sutor Technology Co. Ltd raising its registered capital to $28,294,360.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Other than the event disclosed above, no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

Overview of our Business

We are one of the leading Chinese private manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel (“HDG steel”) and prepainted galvanized steel (“PPGI”). In addition, we produce acid pickled steel (“AP steel”) and cold-rolled steel, which represent the least processed of our finished products.  As a result of our acquisition of Ningbo Zhehua in November 2009, our product offerings include welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

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

Executive Overview of Quarterly Results

We continued our strategic efforts to exit the lower margin steel trading business and focus on higher margin value added products in this quarter. Our orders and production output in this quarter continued to be more heavily focused on advanced PPGI products that utilize sophisticated processing procedures and require more production time. As a result, our production volume and revenue declined in this quarter as compared to the same period last year. However, the negative effects of these reductions were partially offset by higher average sales prices as demand for our product remained strong during the quarter. Despite the revenue decrease, our gross margin and net income improved to 8.5% and $3.5 million in this quarter from 8.1% and $3.4 million in the same period last year, respectively. We believe in the long run we can strengthen our competitive position by focusing on higher-margin value added products.

The following summarizes certain key financial information for the third fiscal quarter.

•	Revenue: Revenue was $101.4 million for the three months ended March 31, 2011, a decrease of $13.1 million, or 11.4%, from $114.5 million for the same period last year.

•
Gross Profit and Margin: Gross profit was $8.6 million for the three months ended March 31, 2011 as compared to $9.3 million for the same period last year. Gross margin was 8.5% for the three months ended March 31, 2011 as compared to 8.1% for the same period last year.

•	Net Income: Net income was $3.5 million for the three months ended March 31, 2011, an increase of $0.1 million, or approximately 2.9%, from $3.4 million for the same period of last year.

•
Fully diluted net income per share: Fully diluted net income per share was approximately $0.09 for the three months ended March 31, 2011, as compared to approximately $0.09 for the same period last year.

Revenue

Our revenue is generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products and welded steel pipe products. Our revenue has historically been affected by sales volume, product pricing and our product mix.

Our operations consist of three business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities. Changshu Huaye manufactures HDG steel and PPGI products.  In the three months ended March 31, 2011 and 2010, after eliminating intercompany sales, Changshu Huaye generated revenue of $41.1 million and $48.7 million, which represented 40.5% and 42.6% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP steel, cold-rolled steel and HDG steel. In the three months ended March 31, 2011 and 2010, after eliminating the inter-company sales, Jiangsu Cold-Rolled generated revenue of $53.5 million and $49.7 million, which represented 52.8% and 43.4% of our total revenue, respectively. Ningbo Zhehua manufactures welded steel pipe products. In the three months ended March 31, 2011 and 2010, Ningbo Zhehua generated revenue of $6.8 million and $16.1 million, which represented 6.7% and 14.0% of our total revenue, respectively.

A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 38.3% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2011, as compared with approximately 53.3% in the same period last year. We continue to take advantage of Shanghai Huaye’s extensive sales network as we strive to independently enhance our brand value. But we intend to continue to gradually reduce related party transactions in the future.

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

In the three months ended March 31, 2011, approximately $59.0 million of our procurement was conducted through Shanghai Huaye.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In the three months ended March 31, 2011, gross margin for domestic and international sales were approximately 7.4% and 16.4%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 11.1%, 4.5% and 12.1% in the three months ended March 31, 2011, respectively.

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

We operate using a vertical integration strategy where we use our own AP steel and cold-rolled steel products as raw materials for HDG steel and PPGI products. We believe our vertically integrated operations will allow us to provide customers with one-stop services, build customer loyalty and maintain stable operating margins.

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

Provision for Income Taxes

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Sutor Technology Group Limited had no taxable income for the three months ended March 31, 2011.

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

Our subsidiary Ningbo Zhehua is subject to an EIT rate of 25% for calendar years 2010 and 2011. Our subsidiary Jiangsu Cold-Rolled is subject to an EIT rate of 12.5% for 2010 and 2011.  Our subsidiary Changshu Huaye is currently subject to a reduced EIT rate of 15% after it was recognized as a High-Tech Enterprise by the Jiangsu provincial government in 2010. The preferential EIT rate is subject to renew in 2013.

Reportable Operating Segments

We have three reportable operating segments which are categorized based on manufacturing facility – Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel products. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. See Note 13, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue
Revenue from unrelated parties	$62,522	61.7%	$53,393	46.7%
Revenue from related parties	38,853	38.3%	61,059	53.3%
Total	101,375	100%	114,452	100%

Cost of Revenue
Cost of revenue	57,018	56.2%	48,929	42.8%
Cost of revenue from related parties	35,742	35.3%	56,210	49.1%
Total	92,760	91.5%	105,138	91.9%

Gross Profit	8,615	8.5%	9,314	8.1%

Operating Expenses
Selling expense	1,346	1.3%	1,816	1.6%
General and administrative expense	1,718	1.7%	1,980	1.7%
Total Operating Expenses	3,064	3.0%	3,796	3.3%

Income from Operations	5,551	5.5%	5,518	4.8%

Other Income (Expense)
Interest income	189	0.2%	390	0.3%
Other income	7	0%	6	0%
Interest expense	(1,987)	(2.0)%	(1,535)	(1.3)%
Other expense	(215)	(0.2)%	(19)	0%
Loss on sale of assets	-	-	(4)	0%
Total Other Expense	(2,006)	(2.0)%	(1,162)	(1.0)%

Income Before Taxes and Minority Interest	3,545	3.5%	4,356	3.8%
Provision for income taxes	(77)	(0.1)%	(961)	(0.8)%

Net Income	$3,468	3.4%	$3,395	3.0%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the three months ended March 31, 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data
China	$88,602	87.4%	$103,722	90.6%
Other Countries	12,772	12.6%	10,730	9.4%
Total Revenue	$101,374	100.0%	$114,452	100.0%

Segment Data
Changshu Huaye	$41,049	40.5%	$48,731	42.6%
Jiangsu Cold-Rolled	53,517	52.8%	49,653	43.4%
Ningbo Zhehua	6,808	6.7%	16,069	14.0%
Total Revenue	$101,374	100.0%	$114,452	100.0%

Revenue

Revenue was $101.4 million in the third fiscal quarter of 2011 as compared to $114.5 million for the same period last year, representing a decrease of $13.1 million, or approximately 11.4%. The decrease was primarily attributable to a significant reduction in our subsidiary Ningbo Zhehua’s steel trading business. During the quarter, revenue from Ningbo Zhehua decreased by approximately $9.3 million from approximately $16.1 million for the three months ended March 31, 2010 to $6.8 million for the three months ended March 31, 2011. This accounted for the majority of our decreased revenues. In addition, we experienced lower production volume and generated less revenue from our PPGI products. As the steel industry in Chins becomes more competitive and lower end products become more of a commodity, we are working hard to shift some of our high end capacity to more specialized, higher margin products. Our goal is to separate ourselves from the industry at the highest levels and to work as efficiently as possible.  As a result of this transition over the past quarter, we experienced a decrease from our overall PPGI products. Lower production volume, however, was partially offset by higher average sales prices. Our goal is to gradually transition to producing more higher-end and higher-margin products.

On a geographic basis, revenue generated from outside of mainland China was $12.8 million, accounting for 12.6% of our revenue in the three months ended March 31, 2011 as compared to $10.7 million, which was 9.4% of the total revenue for the same period last year.  The increase was mainly attributable to our continuous efforts to market our products and improve our brand presence in overseas markets, as well as the timing of shipment.

On a segment basis, after eliminating intercompany sales, revenue generated by Changshu Huaye was approximately $41.0 million for the three months ended March 31, 2011, a decrease of approximately $7.6 million, from $41.1 million for the same period last year. The decrease was mainly attributable to our focus on manufacturing and selling more advanced PPGI products as discussed above. In addition, we also shifted more of our HDG steel production from Changshu Huaye to Jiangsu Cold-Rolled to take advantage of the newer 400,000 MT HDG steel production lines at Jiangsu Cold-Rolled which generally have lower production costs than that at Changshu Huaye. As a result, the overall production volume and revenue generated by Changshu Huaye decreased in this quarter.

After eliminating the intercompany sales, revenue generated by Jiangsu Cold-Rolled was $53.5 million for the three months ended March 31, 2011, an increase of $3.8 million from $49.7 million for the same period last year, mainly as a result of the increased output of the 400,000 MT HDG steel production lines.

Revenues from Ningbo Zhehua were $6.8 million for the three months ended March 31, 2011, a decrease of $9.3 million from $16.1 million for the same period last year. After our acquisition of Ningbo Zhehua, we made a strategic decision to reduce its lower-margin steel trading businesses and focus on higher-margin business lines.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2011 increased to $62.5 million from $53.4 million for the same period last year.

Cost of Revenue

Cost of revenue decreased $12.4 million, or 11.8% to $92.8 million for the three months ended March 31, 2011 from $105.1 million for the same period last year.  As a percentage of revenue, cost of revenue decreased to 91.5% for the three months ended March 31, 2011 from 91.9% for the same period last year.  The decreased amount of cost of revenue was mainly due to the decreased sales volumes. During this quarter, the average price for our raw materials was up slightly.

Gross Profit

Gross profit decreased approximately $0.7 million to $8.6 million for the three months ended March 31, 2011 from $9.3 million for the same period last year. Gross profit as a percentage of revenue (gross margin) was 8.5% for the three months ended March 31, 2011, as compared to 8.1% for the same period last year.  The slight increase in gross margin mainly resulted from significantly reduced steel trading business operations and changes in product mix.

Gross margin for Changshu Huaye decreased to 11.1% for the three months ended March 31, 2011 as compared to 14.9% for the same period last year. Gross margin for Jiangsu Cold-Rolled decreased slightly to 4.5% for the three months ended March 31, 2011 as compared to 4.6% for the same period last year. Gross margin for Ningbo Zhehua was approximately 12.1% for the three months ended March 31, 2011 as compared with approximately 3.9% in the same period last year, mainly as a result of our strategic decision to reduce its lower-margin steel trading business.

Total Operating Expenses

Our total operating expenses decreased approximately $0.7 million to $3.1 million for the three months ended March 31, 2011, from $3.8 million for the same period last year.  As a percentage of revenue, our total operating expenses decreased to 3.0% for the three months ended March 31, 2011 from 3.3% for the same period last year.

Selling Expenses. Selling expenses decreased approximately $0.5 million to $1.3 million for the three months ended March 31, 2011, from $1.8 million for the same period last year.  As a percentage of revenue, our selling expenses decreased to 1.3% for the three months ended March 31, 2011 from 1.6% for the same period last year.  The dollar and percentage decrease were mainly due to the reduced shipping costs associated with our international sales as a result of using more FOB (Free on Board) sales than the CIF (Cost, Insurance and Freight) sales in this quarter.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.3 million to $1.7 million for the three months ended March 31, 2011 from $2.0 million for the same period last year.  As a percentage of revenue, general and administrative expenses remained stable at 1.7% for the three months ended March 31, 2011 and 2010. The amount decrease of general and administrative expenses was mainly due to an approximately $0.4 million decrease in bad debt allowance in the third fiscal quarter of 2011 than in the same period last year.

Interest Expense

Interest expense increased approximately $0.5 million to $2.0 million for the three months ended March 31, 2011, from $1.5 million for the same period last year.  As a percentage of revenue, our interest expense increased to 2.0% for the three months ended March 31, 2011, from 1.3% for the same period last year. Interest expenses included interest expenses for bank loans and amounts discounted in connection with bank acceptance notes which accounted approximately $0.3 million and $0.2 million of the increase in interest expenses in this quarter, respectively. When the Bank of China raised interest rates in October 2010, the official interest rate for one-year term bank loans was approximately 0.75% higher in the third fiscal quarter of 2011 than in the same period last year.

Provision for Income Taxes

We incurred income tax expense of approximately $0.1 million and $1.0 million during the three months ended March 31, 2011 and 2010, respectively.  The decrease was mainly because Changshu Huaye was recognized as a High-Tech Enterprise by the Jiangsu provincial government last October and therefore enjoys a lower EIT rate of 15% in 2011. We also had an approximately $0.4 million adjustment of income tax provision in this quarter.

Net Income

Net income, without including the foreign currency translation adjustment, increased approximately $0.1 million, or 2.9%, to $3.5 million for the three months ended March 31, 2011 from $3.4 million for the same period last year as a cumulative result of the above factors.

Comparison of Nine Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2011		Nine Months Ended March 31, 2010
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Revenue
Revenue	$157,803	52.1%	$165,933	46.9%
Revenue from related parties	144,942	47.9%	187,502	53.1%
Total	302,745	100%	353,435	100.0%

Cost of Revenue
Cost of revenue	143,055	47.3%	153,814	43.5%
Cost of revenue from related parties	133,185	44.0%	177,272	50.2%
Total	276,240	91.2%	331,086	93.7%

Gross Profit	26,505	8.8%	22,349	6.3%

Operating Expenses
Selling expense	4,709	1.6%	4,464	1.3%
General and administrative expense	5,081	1.7%	4,467	1.3%
Total Operating Expenses	9,790	3.2%	8,931	2.5%

Income from Operations	16,715	5.5%	13,418	3.8%

Other Income (Expense)
Interest income	626	0.2%	973	0.3%
Other income	128	0%	373	0.1%
Interest expense	(5,857)	(1.9)%	(4,150)	(1.2)%
Other expense	(490)	(0.2)%	(341)	(0.1)%
Loss on sale of assets	-	-	(4)	0.0%
Total Other Expense	(5,592)	(1.8)%	(3,149)	(0.9)%

Income Before Taxes and Minority Interest	11,123	3.7%	10,269	2.9%
Provision for income taxes	(1,309)	(0.4)%	(2,347)	(0.7)%

Net Income	$9,814	3.2%	$7,923	2.2%

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for the nine months ended March 31, 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2011		Nine Months Ended March 31, 2010
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue
Geographic Data:
China	$275,375	91.0%	$319,221	90.3%
Other Countries	27,370	9.0%	34,214	9.7%
Total Revenue	$302,745	100.0%	$353,435	100.0%

Segment Data:
Changshu Huaye	$122,447	40.5%	$160,450	45.4%
Jiangsu Cold-Rolled	158,813	52.5%	141,889	40.1%
Ningbo Zhehua	21,485	7.0%	51,097	14.5%
Total Revenue	$302,745	100.0%	$353,435	100.0%

Revenue

Revenue decreased $50.7 million, or 14.3%, to $302.7 million for the nine months ended March 31, 2011, from $353.4 million for the same period last year. The revenue decrease was primarily attributable to lower total production volume of our PPGI products and our strategic efforts to reduce Ningbo Zhehua’s lower-margin steel trading businesses. For the nine months ended March 31, 2011, we produced more advanced PPGI products that require sophisticated processing procedures and hence more production time than we did in the same period a year ago. In order to improve gross margin and better allocate our resources, we also reduced Ningbo Zhehua’s lower margin steel trading volumes which contributed to the lower total revenue in the nine months ended March 31, 2011. Our business strategy is to sell more higher-end and higher-margin products which we believe will improve our competitive position in the long run.

On a geographic basis, revenue generated from outside of mainland China was $27.4 million, accounting for 9.0% of our revenue in the nine months ended March 31, 2011 as compared to $34.2 million, which was 9.7% of our revenue for the same period last year. The decrease was mainly attributable to less demand from international customers in the second fiscal quarter of 2011

On a segment basis, after eliminating intercompany sales, revenue generated by Changshu Huaye was $122.5 million for the nine months ended March 31, 2011, a decrease of $38.0 million, or 23.7%, from $160.5 million for the same period last year. Due to increasing market demand, we produced more advanced PPGI products in the nine months ended March 31, 2011 which resulted in decrease of sales volume and revenue, but an increase in our gross margin. In addition, more HDG steel products were produced at Jiangsu Cold-Rolled to take advantage of its newer production lines which generally have lower production costs. As a result, the overall production volume at Changshu Huaye was reduced during the nine months ended March 31, 2011.

After eliminating the inter-company sales, revenues generated by Jiangsu Cold-Rolled were $158.8 million for the nine months ended March 31, 2011, an increase of $16.9 million from $141.9 million for the same period last year, mainly as a result of higher sales volume and the increased output of our 400,000 MT HDG production lines.

Revenues from Ningbo Zhehua were $21.5 million for the nine months ended March 31, 2011, a decrease of $29.6 million from $51.1 million for the same period last year, primarily resulting from our strategic decision to reduce its lower-margin steel trading businesses and focus on higher-margin production businesses.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2011 decreased $8.1 million, or 4.9%, to $157.8 million from $165.9 million for the same period last year.

Cost of Revenue

Cost of revenue decreased $54.8 million, or 16.6% to $276.2 million for the nine months ended March 31, 2011 from $331.1 million for the same period last year.  As a percentage of revenue, the cost of revenue decreased to 91.2% for the nine months ended March 31, 2011 from 93.7% for the same period last year.  Decreased cost of revenue was mainly due to the decreased sales volume.

Gross Profit

Gross profit increased $4.2 million to $26.5 million for the nine months ended March 31, 2011 from $22.3 million for the same period last year.  Gross profit as a percentage of revenue (gross margin) was 8.8% for the nine months ended March 31, 2011, as compared to 6.3% for the same period last year.  The increased gross margin mainly resulted from reduced low margin steel trading business operations and changes in product mix as discussed above.

Gross margin for Changshu Huaye increased to 10.9% for the nine months ended March 31, 2011 as compared to 9.7% for the same period last year, mainly because it produced and sold more higher-margin advanced PPGI products in the nine months ended March 31, 2011. Gross margin for Jiangsu Cold-Rolled increased to 5.3% for the nine months ended March 31, 2011 as compared to 3.6% for the same period last year, mainly due to the higher capacity utilization of the new HDG production lines and increase of average sales prices. Gross margin for Ningbo Zhehua was approximately 14.1% for the nine months ended March 31, 2011 as compared with approximately 3.4% in the same period last year, mainly because we reduced our lower-margin steel trading business.

Total Operating Expenses

Our total operating expenses increased approximately $0.9 million to $9.8 million for the nine months ended March 31, 2011, from $8.9 million for the same period last year.  As a percentage of revenue, our total operating expenses increased to 3.2% for the nine months ended March 31, 2011 from 2.5% for the same period last year.

Selling Expenses. Selling expenses increased approximately $0.2 million to $4.7 million for the nine months ended March 31, 2011, from $4.5 million for the same period last year.  As a percentage of revenue, our selling expenses increased to 1.6% for the nine months ended March 31, 2011 from 1.3% for the same period last year.  The dollar and percentage increase were mainly due to the increased shipping costs for our international sales.

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million to $5.1 million for the nine months ended March 31, 2011 from $4.5 million for the same period last year.  As a percentage of revenue, general and administrative expenses increased to 1.7% for the nine months ended March 31, 2011 from 1.3% for the same period last year. Such dollar and percentage increase was partially due to opening of two new offices by Changshu Huaye and Ningbo Zhehua, overall cost inflation in China and reversing of bad debt allowances in the same period last year. We recently opened two new offices in metropolitan Ningbo and Shanghai in an effort to attract talents, improve brand recognition and better service customers.

Interest Expense

Interest expense increased $1.7 million to $5.9 million for the nine months ended March 31, 2011, from $4.2 million for the same period last year.  As a percentage of revenue, our interest expenses increased to 1.9% for the nine months ended March 31, 2011, from 1.2% for the same period last year.  Interest expenses consist of both interest expenses on bank loans and amount discounted in connection with bank acceptance notes. The increased amount was mainly due to the higher cost of discount on the bank acceptance notes received during the current period than the same period last year. The interest expenses associated with our bank loans were also higher as the Bank of China began to raise interest rates in October 2010.

Provision for Income Taxes

We incurred income tax expense of $1.3 million and $2.3 million during the nine months ended March 31, 2011 and 2010, respectively.  The decrease was primarily attributable to the lower average effective income tax rate. We generated a bigger portion and amount of revenue from Jiangsu Cold-Rolled and a smaller portion of revenue from Changshu Huaye in the nine months ended March 31, 2011 as compared to the same period last year. Jiangsu Cold-Rolled had a lower income tax rate than Changshu Huaye. We also benefit from the lower income tax rate enjoyed by Changshu Huaye in 2011. Changshu Huaye was recognized as a High-Tech Enterprise by the Jiangsu provincial government last October and therefore enjoys a three-year preferential income tax rate of 15% which started in 2010 and is subject to renewal in 2013.

Net Income

Net income, without including the foreign currency translation adjustment, increased $1.9 million, or 23.9%, to $9.8 million for the nine months ended March 31, 2011 from $7.9 million for the same period last year as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were borrowings through short-term bank and private loans.  Our operating activities used approximately $9.8 million of cash in the nine months ended March 31, 2011. As of March 31, 2011, our total indebtedness to non-related parties under existing short-term loans was approximately $93.5 million, our short-term notes payable to related parties totaled approximately $0.6 million, and we had long-term notes payable of approximately $16.8 million.

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

As of March 31, 2011, we had cash and cash equivalents (excluding restricted cash) of $12.2 million and restricted cash of $62.9 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended March 31,
	2011	2010
Net cash (used in) operating activities	$(9,813)	$(7,193)
Net cash (used in) investing activities	(1,269)	(2,466)
Net cash provided by financing activities	9,691	15,792
Effect of foreign currency translation on cash and cash equivalents	217	23
Net cash flows	1,174	6,155

Operating Activities

Net cash used in operating activities was $9.8 million for the nine months ended March 31, 2011, an increase of $2.6 million from $7.2 million for the same period last fiscal year.  The increase in net cash used in operating activities was primarily due to reduced advances from customers and higher inventory, partially offset by lower advances to suppliers for the nine months ended March 31, 2011 as compared with the same period last year.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the nine months ended March 31, 2011 was $1.3 million as compared to $2.5 million for the same period in 2010. Capital expenditures for the current period related mostly to the construction of a new cold-rolling facility with an expected annual design facility of 500,000 metric tons. We expect the new facility to start operation in the first half of calendar year 2012.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2011 totaled $9.7 million, as compared to $15.8 million for the same period last year. The decrease in net cash provided by financing activities was mainly due to an increase in restricted cash balance, partially offset by a decrease in cash outflow from payment on notes payable in the current period.

The table below sets forth the amount, starting date, maturity date and guarantor of each of our bank loans as of March 31, 2011:

(All amounts in million of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial Bank of China, Changshu Branch	$3.04	2010-05-20	2011-05-19	None
The Agricultural Bank of China, Changshu Branch	7.61	2010-05-27	2011-05-26	Shanghai Huaye, Jiangsu Cold-Rolled
Communications Bank of China, Changshu Branch	3.04	2010-11-17	2011-05-16	Shanghai Huaye
Construction Bank of China, Changshu Branch	3.04	2010-11-18	2011-11-17	Shanghai Huaye
Construction Bank of China, Changshu Branch	3.04	2010-11-22	2011-11-17	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.04	2010-04-30	2011-04-29	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.17	2010-05-26	2011-05-24	None
The Agricultural Bank of China, Changshu Branch	9.89	2010-07-09	2011-06-20	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.81	2010-07-09	2011-07-08	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.15	2010-07-30	2011-07-28	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.09	2010-08-25	2011-08-22	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.09	2010-09-08	2011-09-06	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.61	2010-10-15	2011-09-30	None
The Agricultural Bank of China, Changshu Branch	2.44	2010-10-26	2011-10-24	None
The Agricultural Bank of China, Changshu Branch	7.61	2010-11-12	2011-11-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.52	2010-12-27	2011-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	0.56	2010-12-22	2011-04-22	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.28	2011-01-21	2012-01-19	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.04	2011-03-02	2012-02-29	Changshu Huaye, Shanghai Huaye
Shenzhen Development Bank, Ningbo Branch	1.52	2010-08-20	2011-08-20	Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	3.04	2011-01-11	2011-07-05	Changshu Huaye
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	Sutor Steel Technology Co., Ltd.
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	Sutor Steel Technology Co., Ltd.
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	Sutor Steel Technology Co., Ltd.
Chen, Lifang	0.61	N/A	N/A	None
Lin, GuiHua	2.86	2008-11-20	2011-11-20	None
Total	$110.96

* Calculated on the basis that $1 = RMB 6.57.

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks contain debt covenants that require us to maintain certain inventory levels, among other things. We were in material compliance with these debt covenants as of March 31, 2011.

In the coming 12 months, we have approximately $94.1 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Yongfei Jiang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on our assessment, Ms. Chen and Mr. Jiang determined that, as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2011	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.