Form 10-K
period 2011-06-30
Sutor Technology Group LTD
filed 2011-10-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-33959

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐ No ☒

As of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $22 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 40,745,602 shares of the registrant’s common stock outstanding as of October 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUTOR TECHNOLOGY GROUP LIMITED

Annual Report on FORM 10-K
For the Fiscal Year Ended June 30, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as:

•	Downturns in the steel industry;
•	Competition and competitive factors in the markets in which we compete;
•	Our heavy reliance on Shanghai Huaye;
•	Market perception of U.S. listed Chinese companies;
•	Fluctuations in our raw material costs;
•	General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for our products and services; and
•	Changes in laws, rules and regulations governing the business community in China in general and the steel industry in particular.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•
“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua, Sutor BVI, and Sutor Technology PRC;

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

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;
•	“Sutor Technology PRC” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;
•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.
•	“China” and “PRC” are to People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China; and
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Overview

We are one of the leading Chinese non-state-owned manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel, or HDG steel, and prepainted galvanized steel, or PPGI. In addition, we produce acid pickled steel, or AP steel, and cold-rolled steel, which represent the least processed of our finished products.  Since November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia, and South America.

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our current annual production capacity is approximately 700,000 metric tons, or MT, for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

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

On February 1, 2007, we acquired Sutor BVI through a share exchange transaction pursuant to which the shareholders of Sutor BVI transferred all capital stock of Sutor BVI to us in exchange for 85.2% ownership of our Company. Our acquisition of Sutor BVI was accounted for as a recapitalization effected by a share exchange, wherein Sutor BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

In November 2009, our subsidiary Changshu Huaye acquired 100% equity interest in Ningbo Zhehua for the total purchase price of RMB 45.2 million (approximately $6.6 million).

On February 24, 2010, we established Sutor Technology PRC as a wholly-owned subsidiary incorporated in China. We plan to consolidate all R&D activities into this subsidiary in the future.

The following chart reflects our organizational structure as of the date of this annual report:

Segment Information

Our three operating segments are categorized according to our three operating subsidiaries:

•	Changshu Huaye, which manufactures and sells HDG steel and PPGI products;
•	Jiangsu Cold-Rolled, which manufactures and sells HDG steel, AP steel and cold-rolled steel; and
•	Ningbo Zhehua, which manufactures and sells welded steel pipe products.

Changshu Huaye and Jiangsu Cold-Rolled are located adjacent to each other in Changshu, China and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. For additional information about each segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 13, “Segment Information” to the consolidated financial statements included elsewhere in this annual report.

Our Products

Our current products include HDG steel, PPGI, AP steel, cold-rolled steel and welded steel pipe products. Our HDG steel and PPGI products are primarily manufactured by Changshu Huaye and our AP steel and cold-rolled steel products are primarily manufactured by Jiangsu Cold-Rolled. Jiangsu Cold-Rolled added two new HDG steel production lines and has manufactured HDG of both cold-rolled steel and hot-rolled steel since September 2008. Ningbo Zhehua manufactures our welded steel pipe products.

In 2008, we were certified ISO 9001:2008 for our quality management system, ISO 14001:2004 for our environmental management system, and GB/T28001-2001 for our occupational health and safety management system.

The following table set forth sales information about our product mix in last two fiscal years.

(All amounts, other than percentages, in millions of U.S. dollars)

	Fiscal Year Ended June 30, 2011		Fiscal Year Ended June 30, 2010
Product	Revenue	% of Total Revenue	Revenue	% of Total Revenue
HDG Steel	$251.9	58.4%	$228.7	47.8%
PPGI	61.8	14.3%	78.6	16.4%
AP Steel	34.3	8.0%	40.3	8.4%
Cold-Rolled Steel	40.3	9.3%	57.8	12.1%
Welded Steel Pipe Products	31.6	7.3%	62.4	13.0%
Other	11.8	2.7%	10.9	2.3%
Total	$431.7	100.0%	$478.7	100.0%

HDG Steel

Using a technology called hot-dip galvanizing, we manufacture corrosion-resistant and zinc-coated HDG steel in different dimensions and using different materials and specifications requested by our customers. HDG steel products are manufactured from steel substrate of cold-rolled or hot-rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. HDG steel products are principally used in the electrical household appliance and construction markets.

We produce not only common industrial specifications, but also extreme specifications that we believe only a few other large PRC state-owned steel manufacturers can produce. The following table compares our technical manufacturing capabilities for most of our products:

	Width (mm)	Thickness (mm)	Galvanized Layer Weight (g/m2 )
Our Specification Scope	700-1250	0.18-4.5	70-280
Common Industrial Specification Scope	700-1250	0.3-1.2	100-180

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

Sales of HDG steel products amounted to approximately 342,640 MT in fiscal year 2011, representing approximately 58.4% of our total revenue.  Currently, our HDG steel products are manufactured by Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye produces only HDG of cold-rolled steel. Jiangsu Cold-Rolled added two new HDG steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. These two new production lines became operational at the end of September 2008. The addition of the new production lines significantly expanded our production capacity of HDG steel, which increased production capacity from 300,000 MT per year to 700,000 MT per year.

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

Sales of PPGI products amounted to approximately 61,620 MT in fiscal year 2011, representing approximately 14.3% of our total revenue. Through our vertical integration strategy, we currently self-supply approximately 27.0% of HDG of cold-rolled steel to our PPGI production.

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

Most of our AP steel products are used for our own production of HDG steel and full-hard cold-rolled steel. We also sell a small portion of our AP steel products to the market. In fiscal year 2011, our sales of AP steel products were approximately 112,396 MT, representing approximately 8.0% of our total revenue.

Full-Hard, Cold-rolled Steel Products

We commenced manufacturing of full-hard cold-rolled steel products in January 2007. Full-hard cold-rolled steel strips are treated in an annealing process and are used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use most of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. The remaining undergoes the annealing process and is sold to the market. Our sales of full-hard cold-rolled steel products amounted to approximately 62,685 MT in fiscal year 2011, representing approximately 9.3% of our total revenue. In addition, approximately 78.0% of cold-rolled steel products were used for our own production.

Welded Steel Pipe Products

Our subsidiary Ningbo Zhehua has one advanced JCOE production line with characteristics of high forming accuracy and efficiency as well as balanced distribution of forming stress, for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes, and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes.  Ningbo Zhehua is specialized in manufacturing large-diameter, double-side, submerged-arc welded steel pipes and spiral seam steel pipes. The finished products are extensively used for oil and gas transmission, municipal water supply projects, sewage treatment projects, and piling.  Sales of welded steel pipe products amounted to approximately 40,541 MT in fiscal year 2011, representing approximately 7.3% of our total sales revenue.

Manufacturing

Our manufacturing facilities are located in Changshu and Ningbo, China. Our facilities in Changzhou currently have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our facilities in Ningbo have six welded steel pipe production lines. Our current annual production capacity is approximately 700,000 MT for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steels, 250,000 MT for cold-rolled steel and 400,000 MT for welded steel pipe products.

We utilize modern automated production technology which is strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye which supplied approximately 60.0% of our raw materials in fiscal year 2011. We believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 90.0% of total production costs in fiscal year 2011. We generally purchase steel coil after receiving orders from customers and are generally able to pass on increased costs to customers. We purchase steel strips from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure a consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounted for approximately 2.0% of our total production costs of HDG steel in fiscal year 2011. We have established long-term relationships with several Chinese suppliers. We compare the prevailing domestic prices and choose the lower price and can generally pass price fluctuations onto customers. Zinc prices are closely guided by the London Metal Exchange quotation and are the most volatile among those of all of our raw materials.

Our global sourcing network is designed to ensure the highest quality-to-price ratio of the raw materials we purchase. Our internal specialists collect Chinese domestic and global market information every day and track domestic and global market price fluctuations closely, which allows us to react rapidly to any price changes.

Customers

We sell most of our steel products to customers who operate in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries.

Approximately 38.4% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2011. We currently do not have a long-term written contract with Shanghai Huaye and negotiate the terms of each transaction based on then current market condition. We believe such arrangement will afford us more flexibility and allow us to obtain more favorable prices based on the changing market. We believe we have a good relationship with Shanghai Huaye and expect Shanghai Huaye to remain as our major customer in the foreseeable future.  We plan to further expand our sales channel and increase our direct sales to end customers in the future. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2011.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 85.6% of our total revenue in fiscal year 2011. Within China, the biggest market for our products is eastern China, which includes Shanghai, Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Europe, the Middle East, Asia, and South America. Our foreign sales accounted for approximately 11.2% and 14.4% of our total revenue in fiscal years 2010 and 2011, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 61.6% of our products through our own sales and marketing department in fiscal year 2011. Our sales and marketing department consists of approximately 66 employees as of the date of this annual report.

Competition

Competition within the steel industry, both in China and worldwide, is intense. We compete with both large state-owned enterprises and smaller private companies. In addition, we also face competition from international steel manufacturers.

Even though the demand for fine finished steel products has increased in recent years, due to the over expansion of the total production capacity of HDG steel and PPGI products, supply for low-end HDG steel and PPGI products has outpaced demand. Due to the high requirements for production technology and equipment, we believe that demand for high-end HDG steel and PPGI market remains strong. Currently, only we and a few large state-owned enterprises are capable of producing high-end HDG steel and PPGI products in China.

Private steel product manufacturers in China generally focus on low-end products. Many of our competitors are much smaller than us and use older equipment and production techniques. In contrast, our products are aimed at the high-end markets so we attempt to manufacture them with superior quality and broader range of specifications. We use advanced manufacturing equipment that we have purchased from developed countries, such as France and Italy, and employ engineers and researchers who are experienced with different production techniques. This allows us to provide a broad array of products in terms of thickness, zinc layer weight and width of steel coil, which helps us target high-end customers whose manufacturing specifications are extreme. In addition, through cooperation with our strategic partners, we have also established a vertically integrated business model that provides processing, distribution and customized logistic solutions. We believe this business model is difficult to duplicate and very few private companies have this capability.

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

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Europe, the Middle East, Asia, and South America. Our export sales accounted for approximately 14.4% of our total sales for fiscal year 2011.

Our operating subsidiaries, Changshu Huaye and Jiangsu Cold-Rolled, are both located in Changshu, which provides us a transportation cost advantage. Changshu is situated in the eastern coastal part of China, the largest market for coated steel products in China. In addition, our affiliate Shanghai Huaye has a logistic center in Changshu port, which provides us with convenient and low cost transportation for both raw materials and finished products. Further, our subsidiary Ningbo Zhehua is located in Ningbo which is one of the largest and most important sea port cities in China with easy access to both domestic and international markets.

Research and Development

We believe that the development of new products and production methods is important to our success. We established our high-performance steel sheet research center in 2007 which was recognized as the “Jiangsu Province Foreign Invested Research Center” by the Jiangsu Science and Technology Bureau. As of June 30, 2011, we had approximately 100 research and development personnel and staff.

We recently set up Sutor Technology PRC, a wholly-owned subsidiary incorporated in China, and plan to consolidate all R&D activities into this subsidiary in the future. We plan to build a facility in the new subsidiary to be used solely for research and development of new products and technologies. We expect the new subsidiary will help attract talent and enhance our leading position in the fine processed steel industry in China. The new subsidiary is anticipated to enjoy preferential tax treatment when in full operation.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of June 30, 2011, we held 36 patents and had 32 patent applications pending.

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

Employees

As of June 30, 2011, we had approximately 660 full-time employees. Approximately 280 are employees of Changshu Huaye, approximately 170 are employees of Jiangsu Cold-Rolled and approximately 210 are employees of Ningbo Zhehua.

The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Manufacturing	430
General and administration	64
Marketing and sales	66
Research and development	100

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.  Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise for the calendar years 2010, 2011, 2012. Jiangsu Cold-Rolled’s tax holiday will expire at the end of 2011, and therefore, it is subject to an EIT rate of 12.5% in calendar year 2011 and will be subject to an EIT rate of 25% starting in calendar year 2012. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to any significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Available Information

Our Internet website is at www.sutorcn.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, Sutor Technology Group Limited, No 8 Huaye Road, Dongbang Industrial Park, Changshu, China, 215534. The information posted on our website is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s website: www.sec.gov.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We maintain a close business relationship with Shanghai Huaye and any disruption of this relationship or the financial stability of Shanghai Huaye could damage our business.

Our company and Shanghai Huaye, which is 100% owned by our majority shareholder, Chairperson and CEO, Lifang Chen and her husband Feng Gao, have a close business relationship.  Approximately 38.4% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2011, which distribute our products. In addition, a large portion of our raw materials were supplied by Shanghai Huaye in fiscal year 2011.  We believe that the larger size of Shanghai Huaye gives it greater bargaining power than us and our arrangement with Shanghai Huaye allows us to leverage its bargaining power and purchase raw materials at relatively lower purchase prices from suppliers. We do not have long-term written contracts with Shanghai Huaye.  In the past, Shanghai Huaye also has provided credit support on our behalf and guaranties for our benefit in connection with loans to us from third party lenders.

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

The steel manufacturing and processing business is highly fragmented and competitive. We compete with a number of other steel manufacturers and processors in China, on a region-by-region basis, and with foreign steel manufacturers on a worldwide basis. Our goal is to market our products to customers who demand the highest quality products and precision in the end product so we compete primarily on the precision and range of achievable tolerances, the quality of our products and the raw materials used in our products. We compete with companies of various sizes, some of which have more established brand names and relationships in certain markets we serve than we do. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our margins and operating income.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and, for companies that are not small reporting companies, the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Our management had previously identified material weaknesses in our internal control over financial reporting in fiscal years 2008 and 2009. Although our management believes that our internal control over financial reporting was effective as of June 30, 2011, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.  As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless.  Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations.  It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price.  If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company.  This situation will be costly and time consuming and distract our management from growing our company.  If such allegations are not proven to be groundless, our Company and business operations may be severely and adversely affected and your investment in our stock could be rendered worthless.

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

Our major source of liquidity is borrowing through short-term bank and private loans. Our total debt under existing loans as of June 30, 2011 was approximately $119.1 million, of which approximately $95.5 million are short-term loans to non-related third parties. We expect to renew our short-term loans when they become due, our inability to renew these loans upon maturity may cause us working capital constraints. This substantial indebtedness could also impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

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

Our products often serve as important components in construction materials and electrical household appliances. Therefore, we are subject to the general changes in economic conditions affecting the construction and household appliance segments of the economy. Demand for our products is typically affected by a number of economic factors, including, but not limited to, consumer interest rates, consumer confidence, retail trends, sales of existing homes, and the level of mortgage financing. If there is a decline in economic activity in China and the other markets in which we operate or a decrease of sales of construction materials and electrical household appliances, demand for our products and our revenue will likewise decrease.

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

As part of our business strategy, we intend to accelerate our investment in new technologies in an effort to strengthen and differentiate our product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, we have 36 patents and 32 patent applications pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lifang Chen, our Chief Executive Officer, and Yongfei Jiang, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Because we are a U.S. company with operating subsidiaries in China and we engage in international sales, we are subject to federal and state tax in the U.S., state and local tax in China and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are some transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. We are also subject to the periodic examination of our income tax returns by tax authorities. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Furthermore, our provision for income tax could increase as we expand our international operations, adopt new products, implement changes to our operating structure or undertake intercompany transactions in light of acquisitions, changing tax laws, and our current and anticipated business and operational requirements. Should additional taxes be assessed as a result of new legislation, an audit or litigation; or if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, there could be a material adverse effect on our income tax provision and results of operations.

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

Sometimes we may need to import some of our raw materials and major equipment. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results may suffer. In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

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

We are a Nevada holding company and most of our assets are located outside of the United States. Almost all of our operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law, courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

Our ability to conduct foreign-exchange activities in the PRC is subject to uncertainties surrounding the interpretation of SAFE regulations, one of which is Circular 75. Under the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (as amended and supplemented, “Circular 75”), PRC residents must register with a local branch of SAFE (1) before they establish or gain control of an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when they contribute their assets or equity interests in a domestic enterprise to an SPV or engage in overseas financing after contributing assets or equity interests to an SPV; and (3) when their SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition. If any PRC resident who holds stock in an SPV fails to make the required SAFE registration and make any amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore SPV. Failure to comply with the SAFE registration and amendment registration requirements described above could result in liability for evading PRC laws applicable to foreign exchange restrictions.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.  Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act.  Unlike public reporting companies whose operations are located primarily in the United States, however, all of our operations are located in China.  Since all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure.  These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority.  For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China.  Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

There is no private land ownership in China. Individuals and companies are permitted to acquire land use right for special purposes. Changshu Huaye and Jiangsu Cold-rolled currently have land use rights to six parcels of land located in Dongbang Town, Changshu, China with approximately 360,000 square meters in aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. The land use rights for these properties will expire in 2054. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have fully paid the land use fees. Some of our real property is subject to lien to secure certain bank loans.

Ningbo Zhehua leased a factory building located in the Ningbo Camel Machinery & Electronics Industrial Park, Ningbo, China. The lease has a term of 10 years which will expire on August 31, 2013.

We have three principal facilities: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye and Jiangsu Cold-Rolled are located in Dongbang Industrial park, Changshu, China and Ningbo Zhehua is located in Ningbo, China. Changshu Huaye was established in January 2003 and started operation in June 2004, with an annual production capacity of 300,000 MT of HDG of cold-rolled steel and 200,000 MT of PPGI. In fiscal year 2011, the capacity utilization rates for the HDG production line and PPGI production line were approximately 71.6% and 33.4%, respectively. Jiangsu Cold-Rolled was established in August 2003 and its AP steel production line started operation in September 2006 with an annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has an annual production capacity of 250,000 MT. In fiscal year 2011, the capacity utilization rates for the AP steel production line and cold-rolled steel production line were approximately 79.5% and 115.7%, respectively. Jiangsu Cold-Rolled constructed two new HDG steel production lines with annual manufacturing capacity of 400,000 MT which became operational at the end of September 2008. As of June 30, 2011, their capacity utilization rate was approximately 49.1%. The new HDG steel production lines are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG steel production lines. Ningbo Zhehua was established in 2004. It has one JCOE production line for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. In fiscal year 2011, the average utilization rate of our weld steel pipe production lines were approximately 10.4%.

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

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2011
1st Quarter	$2.14	$1.64
2nd Quarter	2.26	1.78
3rd Quarter	2.36	1.61
4th Quarter	1.73	1.10

Year Ended June 30, 2010
1st Quarter	$4.31	$2.85
2nd Quarter	3.42	2.35
3rd Quarter	4.00	2.80
4th Quarter	3.09	1.98

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of October 10, 2011, there were approximately 12 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of the 2011 fiscal year.

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

Overview

We are one of the leading Chinese non-state-owned manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher-margin, value-added finished steel products, specifically, HDG steel and PPGI products. In addition, we produce AP steel and cold-rolled steel, which represent the least processed of our finished products.  As a result of our acquisition of Ningbo Zhehua in November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia and South America.

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our current annual production capacity is approximately 700,000 MT for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

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

We have three reportable business segments: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, which are our three principal manufacturing facilities.  Changshu Huaye manufactures HDG steel and PPGI products.  In fiscal years 2011 and 2010, Changshu Huaye generated revenue of approximately $185.3 million and $217.6 million, which represented approximately 42.9% and 45.5% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP steel, cold-rolled steel and HDG steel products. Jiangsu Cold-Rolled generated revenue of approximately $214.9 million and $198.6 million in fiscal years 2011 and 2010, which represented approximately 49.8% and 41.5% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products.  In fiscal years 2011 and 2010, Ningbo Zhehua generated revenue of approximately $31.5 million and $62.5 million, which represented approximately 7.3% and 13.1% of our total revenue, respectively. A substantial portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 38.4% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2011, as compared to approximately 51.0% last year. We expanded our own sales channel this year in effort to gain more market share. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In fiscal year 2011, approximately $237.3 million of raw material procurement was conducted through Shanghai Huaye and its affiliates.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In fiscal year 2011, gross margin for domestic and international sales were approximately 8.1% and 17.2%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 13.5%, 5.3% and 13.7%, respectively.

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

Provision for Income Taxes

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. Sutor BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and the Company expects to receive a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled is subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments. See Item 1, “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

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

Results of Operations

Comparison of Fiscal Years Ended June 20, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	June 30, 2011		June 30, 2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue:	$		$
Revenue from unrelated parties	266,127	61.6%	234,634	49.0%
Revenue from related parties	165,570	38.4%	244,054	51.0%
Total	431,697	100%	478,688	100.0%
Cost of Revenue:
Cost of revenue from unrelated parties	240,848	55.8%	216,663	45.3%
Cost of revenue from related parties	150,397	34.8%	229,217	47.9%
Total	391,245	90.6%	445,880	93.1%
Gross Profit	40,452	9.4%	32,808	6.9%
Operating Expenses
Selling expense	7,504	1.8%	8,066	1.7%
General and administrative expense	7,814	1.8%	6,358	1.3%
Total Operating Expenses	15,318	3.6%	14,425	3.0%
Income from Operations	25,134	5.8%	18,383	3.9%
Other Income (Expense)
Interest income	902	0.2%	1,106	0.2%
Other income	159	0.0%	448	0.1%
Interest expense	(7,971)	(1.8)%	(5,841)	(1.2)%
Other expense	(789)	(0.2)%	(367)	(0.1)%
Total Other Income (Expense)	(7,699)	(1.8)%	(4,653)	(1.0)%
Income Before Taxes	17,435	4.0%	13,730	2.9%
Provision for income taxes	(3,429)	(0.8)%	(2,404)	(0.5)%
Net Income	$14,005	3.2%	$11,326	2.4%

Revenue. For the fiscal year ended June 30, 2011, revenue was $431.7 million compared to $478.7 million last year, a decrease of approximately 9.8%. Total sales volume in tons decreased approximately 18.6% in fiscal year 2011 as compared to the same period last year, which reflected the Company’s continuing efforts to exit the lower-margin steel trading business and optimize its product mix, leading to improved profit margins. The impact of the lower sales volumes on revenue was partially offset by an increase of approximately 10.8% in overall average selling price.

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	June 30, 2011		June 30, 2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Geographic Data:
China	$369,507	85.6%	$425,009	88.8%
Other Countries	62,190	14.4%	53,679	11.2%

Segment Data:
Changshu Huaye	$185,304	42.9%	$217,631	45.5%
Jiangsu Cold-Rolled	214,868	49.8%	198,564	41.5%
Ningbo Zhehua	31,525	7.3%	62,493	13.0%

On a geographic basis, revenue generated from outside of China was $62.2 million, or 14.4% of total revenue, for fiscal year 2011, as compared to $53.7 million, or 11.2% of total revenue, for fiscal year 2010. The increase was mainly attributable to our efforts to expand product penetration into new markets, increase brand recognition and foster acceptance of our products in the international markets.

On a segment basis, after eliminating intercompany sales, revenue contributed by Changshu Huaye decreased to $185.3 million for fiscal year 2011, a decrease of $32.3 million, or 14.8%, from $217.6 million in fiscal year 2010. Due to increasing market demand, we produced more advanced PPGI products in fiscal year 2011 which resulted in decrease of sales volume and revenue, but an increase in our gross margin. In addition, more HDG steel products were produced at Jiangsu Cold-Rolled to take advantage of its newer production lines which generally have lower production costs. As a result, the overall production volume at Changshu Huaye was reduced during fiscal year 2011.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $214.9 million for fiscal year 2011, an increase of $16.3 million from $198.6 million last year, mainly as a result of higher sales volume and the increased output of our 400,000 MT HDG production lines.

Revenues contributed by Ningbo Zhehua were $31.5 million for fiscal year 2011, a decrease of approximately $31.0 million from $62.5 million in fiscal year 2010, primarily resulting from our strategic decision to reduce its lower-margin steel trading businesses and focus on higher-margin production businesses.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2011 increased $31.5 million, or 13.4%, to $266.1 million from $234.6 million in fiscal year 2010.

Cost of revenue.  Cost of revenue decreased $54.7 million, or 12.3%, to $391.2 million in fiscal year 2011 from $445.9 million in fiscal year 2010.  As a percentage of revenue, cost of revenue decreased to 90.6% in fiscal year 2011 from 93.1% last year. Decreased cost of revenue was mainly due to the decreased sales volume.

Gross profit and gross margin. Gross profit increased $7.7 million to $40.5 million in fiscal year 2011 from $32.8 million in fiscal year 2010.  Gross profit as a percentage of revenue (gross margin) was 9.4% in fiscal year 2011, as compared to 6.9% in fiscal year 2010.  The increased gross margin mainly resulted from increased international sales volume and increased sales volume of higher margin products by Changshu Huaye. In addition, improved capacity utilization at Jiangsu Cold Rolled, which reduced the average cost of production, combined with the elimination of the lower margin steel trading business of Ningbo Zhehua, also contributed to the increase in gross margin. Finally, higher average selling prices year-over-year also improved gross margin.

On a segment basis, gross margin for Changshu Huaye increased to 13.5% in fiscal year 2011 from 10.4% last year, mainly because it produced and sold more higher-margin advanced PPGI products and exported more products in fiscal year 2011 than the same period last year.  Gross margin for Jiangsu Cold-Rolled increased to 5.3% in fiscal year 2011 from 4.1% last year, mainly due to the higher capacity utilization of the new HDG production lines and higher average selling prices. Gross margin for Ningbo Zhehua increased to 13.7% in fiscal year 2011, as compared to 4.8% in fiscal year 2010, mainly because we reduced our lower-margin steel trading business.

Total operating expenses. Our total operating expenses increased approximately $0.9 million to $15.3 million in fiscal year 2011 from $14.4 million in fiscal year 2010. As a percentage of revenue, our total operating expenses increased to 3.5% in fiscal year 2011 from 3.0% in fiscal year 2010.

Selling expenses. Our selling expenses decreased approximately $0.6 million to $7.5 million in fiscal year 2011, from $8.1 million in fiscal year 2010. As a percentage of revenue, our selling expenses remained stable at approximately 1.7% of total revenue in fiscal year 2011. The dollar decrease of selling expenses was primarily due to effective cost control measures and lower international shipping costs.

General and administrative expenses.  General and administrative expenses increased $1.5 million, or 22.9%, to $7.8 million, or 1.8% of revenue, in fiscal year 2011, from $6.4 million, or 1.3% of revenue, in fiscal year 2010. Higher general and administrative expenses were primarily due to higher bad debt allowance of approximately $1.7 million resulting from more direct sales and higher office expenses of $0.7 million for fiscal year 2011 than the same period last year. During fiscal year 2011, we relocated our headquarters into a new office building to prepare for anticipated future business needs.

Interest expense. Our interest expense increased $2.2 million to $8.0 million in fiscal year 2011, from $5.8 million in fiscal year 2010. As a percentage of revenue, our interest expenses increased to 1.8% in fiscal year 2011, from 1.2% in fiscal year 2010.  The increase in interest expense was mainly attributable to the increase in benchmark interest rates. From October 2010 and continuing through the end of the 2011 fiscal year, China Central Bank raised its one-year lending interest rate by 1.0%, or 20.0% increase as compared with the interest rate during the 2010 fiscal year.

Provision for income taxes. We incurred income tax expense of $3.4 million in fiscal year 2011 as compared to $2.4 million last year, partially due to the higher taxable income.

Net income. Net income, without including the foreign currency translation adjustment, increased $2.7 million, or approximately 23.9%, to $14.0 million in fiscal year 2011, from $11.3 million in fiscal year 2010, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this annual report were borrowings through short-term bank and private loans and long-term notes payable.  Our operating activities provided approximately $12.8 million of cash in fiscal year 2011. As of June 30, 2011, our total indebtedness to non-related parties under existing short-term loans was approximately $95.5 million. We also had approximately $23.6 million under long-term notes payable to non-related parties.  We had no notes payable to related parties, however, approximately $82.4 million of our short-term notes payable were guaranteed by Shanghai Huaye and its affiliates.  As of June 30, 2011, the Company also had an unused line of credit with banks of approximately $31 million (RMB 200 million) which entitled us to draw bank loans for general corporate purposes.

Short-term bank and private loans and notes payable are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We expect to renew our short term loans when they become due.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current global economic crisis, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes.

As stated above, a portion of our operations is funded through short-term bank loans and we expect to renew our short term loans when they become due. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

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

As of June 30, 2011, we had cash and cash equivalents (excluding restricted cash) of $21.3 million and restricted cash of $72.3 million.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

(Unaudited)	Fiscal Years Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	12,811	(4,833)
Net cash (used in) provided by investing activities	(33,890)	15,357
Net cash provided by (used in) financing activities	28,441	(7,906)
Effect of foreign currency translation on cash and cash equivalents	626	65
Net cash flows	7,988	2,683

Operating Activities

Net cash provided by operating activities was $12.8 million for fiscal year 2011, an increase of $17.6 million from $4.8 million net cash used in operating activities for the last fiscal year.  The increase in net cash provided by operating activities was primarily due to increased advances from customers, net income and accounts payable, partially offset by increased cash outflow from advances to suppliers for fiscal year 2011 as compared with last year.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during fiscal year 2011 was $33.9 million as compared to $15.4 million net cash provided by investing activities for fiscal year 2010. The increase in net cash used in investing activities was primarily due to our purchase of new office space during fiscal year 2011 to prepare for our anticipated business needs and increase in restricted cash.

Financing Activities

Net cash provided by financing activities for fiscal year 2011 totaled $28.4 million, as compared to $7.9 million net cash used in financing activities for fiscal year 2010. The increase in net cash provided by financing activities was mainly due to an increase in proceeds from issuance of payable notes, partially offset by cash outflow from payments on notes payable.

As of June 30, 2011, the amount, maturity date and term of each of our loans were as follows.

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Construction Bank of China, Changshu Branch	$3.09	2010-11-18	2011-11-17	Shanghai Huaye
Construction Bank of China, Changshu Branch	3.09	2010-11-22	2011-11-17	Shanghai Huaye
Communications Bank of China, Changshu Branch	3.09	2011-05-13	2011-11-15	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.09	2011-05-20	2011-11-19	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.09	2011-05-30	2011-10-26	Shanghai Huaye, Jiangsu Cold-Rolled
Construction Bank of China, Changshu Dayi Branch	0.54	2011-06-02	2011-08-30	Shanghai Huaye, Jiangsu Cold-Rolled
Construction Bank of China, Changshu Dayi Branch	2.16	2011-05-30	2011-08-17	Jiangsu Cold-Rolled
Construction Bank of China, Changshu Dayi Branch	2.13	2011-05-31	2011-08-18	Jiangsu Cold-Rolled
Construction Bank of China, Changshu Dayi Branch	0.30	2011-06-23	2011-10-13	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	3.87	2010-07-09	2011-07-08	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.27	2010-07-30	2011-07-28	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.19	2010-08-25	2011-08-22	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.19	2010-09-08	2011-09-06	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.74	2010-10-15	2011-09-30	None
The Agricultural Bank of China, Changshu Branch	2.48	2010-10-26	2011-10-24	None
The Agricultural Bank of China, Changshu Branch	7.74	2010-11-12	2011-11-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.55	2010-12-27	2011-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Dongbang Branch	2.32	2011-01-21	2012-01-20	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.09	2011-03-02	2012-02-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Dongbang Branch	0.56	2011-04-22	2011-10-21	None
Industrial and Commercial Bank of China, Changshu Branch	3.09	2011-04-29	2011-10-28	Changshu Huaye
The Agricultural Bank of China, Changshu Dongbang Branch	5.26	2011-05-25	2011-11-24	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Dongbang Branch	10.06	2011-06-17	2011-12-15	Changshu Huaye, Shanghai Huaye
Shenzhen Development Bank, Ningbo Branch	1.55	2010-08-20	2011-08-20	Changshu Huaye
The Agricultural Bank of China, LuoTuo Branch	3.09	2011-05-11	2011-10-18	Shanghai Huaye
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	Sutor BVI
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	Sutor BVI
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	Sutor BVI
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	Sutor BVI
Macao International Bank Co., LTD	1.72	2011-04-11	2013-02-21	Sutor BVI
Lin, GuiHua	2.86	2008-11-20	2011-11-20	None
Total	$119.12

* Calculated on the basis that $1 = RMB 6.46

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain inventory levels, among other things. We were in material compliance with these debt covenants as of June 30, 2011.

In the coming 12 months, we have approximately $96.1 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Share Based Compensation – Stock awards granted to employees and non-employees are accounted for under ASC 718-10, “Share-Based Payment”, and ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, respectively.

In accordance with ASC 718-10, all grants of share options to employees are recognized in the financial statements based on their grant-date fair values. The Company has elected to recognize compensation expense using the straight-line method for all share options granted.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Recent Accounting Pronouncements

In March 2010, the (FASB) issued (ASU) 2010-11, “Derivative and Hedging (Topic 815)”. All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in ASU 2010-11 because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010. The provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718)”. ASU 2010-13 provides amendments to ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)”: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)”: Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this standard is not expected to have a material effect on the financial position, results of operations or cash flows of the company.

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

The full text of our audited consolidated financial statements as of June 30, 2011 and 2010 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2011 was effective.

Because we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lifang Chen	40	Chairman of the Board, Chief Executive Officer and President
Yongfei Jiang	34	Director, Chief Financial Officer, Treasurer and Secretary
Naijiang Zhou	48	Vice President of Finance
Gerard Pascale	41	Director
Guoyou Shao	62	Director
Xinchuang Li	48	Director

Lifang Chen.  Ms. Chen became our Chairman on February 1, 2007 and our Chief Executive Officer and President in May 2008. She has been the Chairman of our subsidiary Sutor BVI since August 2007. Since June 2001, Ms. Chen has served as the Vice President of Shanghai Huaye. From September 1993 to May 2001, Ms. Chen served as the director of the civil administrative bureau of Xiaoshan District, Hangzhou City. She has extensive experience in enterprise management and fine finished steel industry. Ms. Chen received a M.A. degree in philosophy from Zhenjiang University.

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

Naijiang Zhou. Mr. Zhou became our Vice President of Finance on February 1, 2010. Previously, Mr. Zhou served as Executive Vice President and Chief Financial Officer at Rich Fields Investment, Ltd., a private equity investment firm.  From April 2007 to July 2008, Mr. Zhou worked as international research analyst at Roth Capital Partners, a full service U.S. banking firm.  Before joining Roth Capital, Mr. Zhou worked for seven years as principal financial planner and principal financial analyst at American Electric Power, where he was responsible for strategic planning, financial planning and analysis, and corporate development. Prior to that, he worked for the Wing Group as financial analyst and U.S. Global Investors as senior research analyst and co-managed mutual fund investments. Mr. Zhou received both a Ph.D. and an MBA degree from the University of Texas at Austin, and a B.S. in Petroleum Engineering from China Petroleum University. He is a Chartered Financial Analyst (CFA) charter holder.

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

Xinchuang Li.   Mr. Li has been a member of our board of directors since February 2008. Since 2009, Mr. Li has served as the Director of China Metallurgical Industry Planning & Research Institute (CMIPRI) in Beijing. From 2008 to 2009, Mr. Li served as the Executive Director of CMIPRI. From 2002 to 2008, Mr. Li served as the Vice Director and Chief Engineer of CMIPRI. From 1998 to 2002, Mr. Li served as the Vice-Chief Engineer of CMIPRI. Mr. Li has significant experience in the operations of companies engaged in steel production with a particular focus and specialization in the operations, planning and strategic focus of companies operating in the Chinese steel industry. Mr. Li holds a Master’s degree in Business Administration from Fordham University and Beijing University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareholders, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some directors with a high level of financial literacy and some directors who possess relevant business experience members of senior management teams. Our business involves complex technologies in a highly specialized industry, and therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Lifang Chen. Ms. Chen has extensive senior management experience in the industry in which we operate, having served as our Chief Executive Officer and Chairman since February 2008 and as the Vice President of Shanghai Huaye since 2001. In addition, Ms. Chen has worked extensively with various governmental agencies in connection with our industry.

Yongfei Jiang. Mr. Jiang has extensive experience in our industry, as well as over ten years of experience in working on corporate accounting, finance and capital management matters.

Gerard Pascale. Mr. Pascale brings to the Board a high level of financial literacy and sophistication, and extensive financial and capital markets experience, including M&A, debt and equity financings, restructuring and business expansion. In addition, Mr. Pascale has extensive experience dealing with corporate governance matters and filings with the SEC.

Guoyou Shao. Mr. Shao has extensive securities investment, asset management and investor relations experience.

Xinchuang Li.  Mr. Li has significant experience in the operations of companies engaged in steel production with a particular focus and specialization in the operations, planning and strategic focus of companies operating in the Chinese steel industry.

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

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Yongfei Jiang, Gerard Pascale, Guoyou Shao and Xinchuang Li.

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Our board of directors has determined that Gerard Pascale possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. In fiscal year 2011, all such reports were timely filed. In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

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

Summary Compensation Table – Fiscal Years Ended June 30, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Lifang Chen, CEO (2)	2011	100,000	-	25,390	-	125,390
	2010	100,000	-	4,553	-	104,553
Naijiang Zhou, VP Finance (3)	2011	90,527	-	67,776	-	158,303
	2010	38,700	-	27,263	-	65,963

(1) This amount represents the compensation expense that the Company recognized for financial statement reporting purposes in the applicable fiscal year for the portion of the fair value of equity awards granted to the named executive officer in such fiscal year, in accordance with ASC 718-10, “Share-Based Payment,” and ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” respectively.  Such amount thus does not reflect the amount of compensation actually received by the named executive officer during the applicable fiscal year.  For a description of the assumptions used in calculating the fair value of these equity awards, see Note 10 to the consolidated financial statements included elsewhere in this report.

(2) Pursuant to the Company’s 2009 Equity Incentive Plan, we granted options to purchase 40,000 shares of our common stock to Ms. Chen with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(3) Mr. Zhou became our Vice President of Finance on February 1, 2010. As a result, his compensation for fiscal year 2010 covers the period from February 1, 2010 to June 30, 2010 only. Pursuant to the Company’s 2009 Equity Incentive Plan, we granted options to purchase 20,000 shares of our common stock to Mr. Zhou with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant. In addition, Mr. Zhou received 20,000 restricted shares of common stock as part of his compensation for services from February 1, 2010 to January 31, 2011. According to the amendment to the employment agreement entered into on February 23, 2011, Mr. Zhou received 30,000 additional restricted shares of common stock as part of his annual compensation to be vested over a twelve month period.

Employment Agreements

Currently, we do not have an employment agreement with our CEO, Ms. Lifang Chen.

On December 18, 2009, we entered into an employment agreement with Mr. Naijiang Zhou, our Vice President of Finance, under which Mr. Zhou will receive a monthly salary of RMB50,000 (approximately $7,740) and 20,000 shares of the Company’s common stock per year. The employment contract has a one year term, starting from February 1, 2010, which will be automatically renewed unless terminated or modified by the parties. On February 23, 2011, we entered into an amendment to Mr. Zhou’s employment agreement, which provides for an increase in the number of shares issued to Mr. Zhou annually under the employment agreement from 20,000 to 30,000 shares of common stock.

Our subsidiary, Sutor BVI, has an employment agreement with Yongfei Jiang, our Chief Financial Officer. Mr. Jiang is an employee-at-will and is receiving an annual salary at the range of $30,000 to $60,000 under the agreement.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at June 30, 2011 for each of our named executive officers.

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive
			Incentive					Awards:	Plan Awards:
			Plan Awards:					Number of	Market or
			Number of			Number of		Unearned	Payout Value
	Number of	Number of	Securities			Shares or	Market Value	Shares, Units	of Unearned
	Securities	Securities	Underlying			Units of	of Shares or	or Other	Shares, Units or
	Underlying	Underlying	Unexercised	Option		Stock That	Units of Stock	Rights That	Other Rights
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	That Have	Have Not	That Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)(1)	($)	Date	(#)	($)	(#)(2)	(#)(3)
Lifang Chen	-	-	26,667	2.71	4/27/2015	-	-	-	-
Naijiang Zhou	-	-	13,333	2.71	4/27/2015	-	-	12,500	15,750

(1)
On April 27, 2010, we issued options to our executive officers under the Sutor Technology Group Limited 2009 Equity Incentive Plan. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(2)	Pursuant to the amendment to the employment agreement dated February 23, 2011, we granted Mr. Zhou 30,000 shares to be vested over a twelve month period.

(3)	Values are based on the closing stock price of $1.26 per share on June 30, 2011.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended June 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerard Pascale	55,000		1,084			56,084
Guoyou Shao	19,005	-	-	-	-	19,005
Xinchuang Li	19,005	-	-	-	-	19,005

In the first two fiscal quarters of 2011, we compensated independent directors under the then existing agreements, which entitled Mr. Pascale $55,000, Mr. Shao RMB 120,000 (approximately $18,576), and Mr. Li RMB 120,000 (approximately $18,576). In the third fiscal quarter of 2011, we renewed the agreements with each of our independent directors. Under the terms of the agreements, Mr. Pascale is entitled to $55,000 in cash and granted stock options to purchase 5,000 shares of common stock with an exercise price of $2.71 per share, Mr. Shao is entitled to RMB 132,000 (approximately $20,433) and Mr. Li is entitled to RMB 132,000 (approximately $20,433), effective in January 2011 through the expiration date of the agreements, as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Pascale’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, we will reimburses our directors for reasonable travel expenses related to attendance at board and committee meetings.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of October 10, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Lifang Chen	Chairman and Chief Executive Officer	Common Stock	30,351,383	(3) (4)	74.5%
Yongfei Jiang	Chief Financial Officer	Common Stock	8,667	(5)	*
Naijiang Zhou	VP of Finance	Common Stock	57,667	(6)	*
Gerard Pascale	Director	Common Stock	5,375	(7)	*
Guoyou Shao	Director	Common Stock	-		*
Xinchuang Li	Director	Common Stock	-		*
All Officers and Directors as a group (6 persons named above)			30,423,092		74.7%
5% Security Holders
Total Raise Investments Ltd.		Common Stock	30,338,050		74.5%
Lifang Chen		Common Stock	30,351,383	(3)	74.5%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
A total of 40,726,123 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 10, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Includes 30,338,050 shares of common stock owned by Total Raise Investments Ltd., a BVI company wholly owned by Ms. Chen. Ms. Chen disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(4)
Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Ms. Chen an option to purchase 40,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(5)
Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Mr. Jiang an option to purchase 26,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(6)
On February 1, 2010, Mr. Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period.  As of October 10, 2011, all of these shares have vested. In addition, on February 23, 2011, Mr. Zhou was granted 30,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. Pursuant to the Company’s 2009 Equity Incentive Plan, we also granted Mr. Zhou an option to purchase 20,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(7)
Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which will vest monthly in equal installments over a 12-month period starting February 23, 2011.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2011 for each category of our equity compensation plan:

Plan category	Number of securities tobe issued upon exercise of outstanding options, restricted stock, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	100,000	(2)	$2.71	1,870,000
Equity compensation plans not approved by security holders	-		-	-
Total	100,000		$2.71	1,870,000

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

(2)
On April 27, 2010, we granted options to purchase a total of 100,000 shares of our common stock to certain officers, directors and employees with an exercise price of $2.71 per share. One third of the option will vest and become exercisable on the first, second and third anniversaries of the date of grant.  On February 23, 2011, we issued 30,000 shares of our common stock to Mr. Naijiang Zhou under the 2009 Equity Incentive Plan, to vest in equal installments over a twelve month period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
We sell our products to and buy raw materials from various companies which are beneficially owned or controlled by our CEO and President, Ms. Lifang Chen. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties. See Note 7, “Related Parties” to the consolidated financial statements included elsewhere in this report. The transactions relating to the sale of our products are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2011	Fiscal 2010
Changshu Diemate Steel Processing Co. Ltd.	Sale of products by Company	$1,015	$410,755
Hangzhou Xiaoshan Southern Industry Co., Ltd.	Sale of products by Company		207,118
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Company	216,965	456,392
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Company	19,661,583	18,010,636
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Company	140,213,706	192,828,758
Wuxi Haide Steel Processing Co., Ltd.	Sale of products by Company		8,642,826
Shanghai Pukesheng Steel Trade Co., Ltd	Sale of products by Company		12,244,568
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Company	60,717	70,871
Guangzhou Qiyuan Steel Processing Co., Ltd.	Sale of products by Company		8,667,138
Tianjin Huaye Steel processing Co., Ltd.	Sale of products by Company	5,415,935	2,514,821

For the years ended June 30, 2011 and 2010, purchases from related parties beneficially owned or controlled by Ms. Chen totaled $237,261,815 and $365,354,368, respectively.

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

•
At June 30, 2011 and 2010, the Company had letters of credit totaling $38,972,693 and $14,687,307, respectively, in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

•
On December 20, 2007, Ms. Chen loaned the Company $7,099,998. The loan was for an initial period of 24 months through December 20, 2009, and carried an interest rate of 5%.  On March 11, 2009, Ms. Chen loaned the Company $99,998. The loan was for a period of 36 months, carried an interest rate of 3.60%. On April 29, 2009, Ms. Chen loaned the Company $149,998. The loan was for a period of 36 months, carried an interest rate of 5.00%. On July 25, 2009, Ms. Chen loaned the Company $199,930. The loan was for a period of 12 months, and carried an interest rate of 2%. The maturity of the loans described above with total principal of $7,549,924 was extended to December 31, 2013 through an agreement between the Company and Ms. Chen dated at December 1, 2009.

•
On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million. The Company during that same period repaid Ms. Chen $2.5 million. The Company further paid off $1 million during the period ended March 31, 2010. The balance of the loan as of June 30, 2011 was $1,850,955 with no interest bearing and due on demand. On May 10, 2011, the Company paid off $600,000 for the loan dated December 20, 2007 described above. As at June 30, 2011, the accrued interest for the loans described above was $1,250,812. Since the Company has a right of offset for amounts due from related parties, the aggregate amount of these notes and accrued interest of $10,051,691 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of June 30, 2011.

•
Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

•
On November 8, 2008, we entered into a lease agreement with Ms. Lifang Chen under which we rented 12F, Building B, World Trade Center, NO.45, North Haiyu Road, Changshu City from Ms. Chen as our office. The size of the premise is approximately 1,200 square meters. The lease has a three year term and the monthly rent is RMB 120,000 (approximately $17,500).  The Company has accrued expense for this lease of $594,105 and $352,495 that is included on the balance sheet under the caption “Other payables – related parties” at June 30, 2011 and 2010, respectively. The Company and Ms. Chen renewed the lease and extended the date of agreement from November 7, 2011 to November 7, 2014. On June 1, 2011, the Company signed an agreement with Ms. Chen to terminate the above lease agreement.

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

Parents of the Company

Total Raise Investments Ltd., an entity owned and controlled by Ms. Lifang Chen, our Chairman and Chief Executive Officer, currently owns approximately 74.5% of our common stock.

Director Independence

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 5605(a) (2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Hansen Barnett & Maxwell, P.C. for professional services rendered for the fiscal years ended June 30, 2011 and 2010:

(in thousands of U.S. dollars)

	June 30, 2011	June 30, 2010
Audit fees(1)	$484.8	$444.8
Audit-related fees(2)	6.8	45.8
Tax fees	-	-
All other fees	-	-
Total	491.6	490.6

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Hansen Barnett & Maxwell, P.C. for our consolidated financial statements as of and for the year ended June 30, 2011.

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

Date: October 13, 2011
SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/ Lifang Chen
Lifang Chen
Chief Executive Officer

By:	/s/ Yongfei Jiang
Yongfei Jiang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lifang Chen	Chairman and Chief Executive Officer	October 13, 2011
Lifang Chen	(Principal Executive Officer)

/s/ Yongfei Jiang	Director, Chief Financial Officer	October 13, 2011
Yongfei Jiang	(Principal Financial and Accounting Officer)

/s/ Gerard Pascale	Director	October 13, 2011
Gerard Pascale

/s/ Guoyou Shao	Director	October 13, 2011
Guoyou Shao

/s/ Xinchuang Li	Director	October 13, 2011
Xinchuang Li

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Sutor Technology Group Limited

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
October 13, 2011

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$21,324,931	$13,336,736
Restricted cash	72,326,482	48,315,962
Trade accounts receivable, net of allowance for doubtful accounts of $856,554 and $498,620, respectively	3,969,090	10,913,736
Other receivables and prepayments, net of allowance for doubtful accounts of $529,068 and $279,885, respectively	2,004,044	929,507
Advances to suppliers, related parties	116,772,842	96,776,181
Advances to suppliers, net of allowance of $493,761 and $542,490, respectively	42,067,716	8,304,246
Inventory, net of allowance for obsolescence of $88,346 and $102,028, respectively	46,197,179	40,179,358
Notes receivable	168,029	73,437
Deferred income taxes	363,497	329,414
Total Current Assets	305,193,810	219,158,577

Advances for Purchase of Long Term Assets	81,191	-
Property, Plant and Equipment, net of accumulated depreciation of $35,081,522 and $25,914,352, respectively	79,103,131	70,018,522
Intangible Assets, net of accumulated amortization of $509,200 and $415,178, respectively	3,083,569	2,995,488
TOTAL ASSETS	$387,461,701	$292,172,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,674,454	$23,954,009
Advances from customers	11,737,085	6,769,481
Other payables and accrued expenses	4,840,135	4,688,324
Other payables - related parties	594,105	352,495
Short-term notes payable	95,494,490	82,128,484
Short-term notes payable - related parties	-	587,492
Total Current Liabilities	168,340,269	118,480,285

Long-Term Notes Payable	23,626,900	2,859,995
Total Liabilities	191,967,169	121,340,280

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 40,745,602 and 40,715,602 shares outstanding at June 30, 2011 and 2010, respectively	40,745	40,715
Additional paid-in capital	42,584,974	42,465,581
Statutory reserves	15,662,039	12,629,151
Retained earnings	107,137,213	96,164,928
Accumulated other comprehensive income	30,069,561	19,531,932
Total Stockholders' Equity	195,494,532	170,832,307
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$387,461,701	$292,172,587

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For The Years Ended
	June 30
	2011	2010

Revenue:
Revenue	$266,126,597	$234,633,835
Revenue from related parties	165,569,921	244,053,884
	431,696,518	478,687,719

Cost of Revenue
Cost of revenue	240,847,808	216,663,282
Cost of revenue from related party sales	150,397,400	229,216,965
	391,245,208	445,880,247

Gross Profit	40,451,310	32,807,472

Operating Expenses:

Selling expenses	7,503,738	8,066,336
General and administrative expenses	7,813,711	6,358,399
Total Operating Expenses	15,317,449	14,424,735
Income from Operations	25,133,861	18,382,737

Other Incomes/(Expenses):
Interest income	901,511	1,106,114
Other income	159,496	448,465
Interest expense	(7,971,129)	(5,840,518)
Other expense	(793,540)	(363,376)
Gain/(loss) on sale of assets	4,481	(3,550)
Total Other Income/(Expense)	(7,699,181)	(4,652,865)

Income Before Taxes	17,434,680	13,729,872
Provision for income taxes	(3,429,507)	(2,403,494)
Net Income	$14,005,173	$11,326,378

Basic Earnings per Share	$0.34	$0.29
Diluted Earnings per Share	$0.34	$0.29

Basic Weighted Shares Outstanding	40,726,123	38,804,588
Diluted Weighted Shares Outstanding	40,726,123	38,806,363

Net Income	$14,005,173	$11,326,378
Foreign currency translation adjustment	10,537,629	956,036
Comprehensive Income	$24,542,802	$12,282,414

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated Other
	Common Shares		Additional	Statutory	Retained	Comprehensive
	Shares	Amount	Paid in Capital	Reserves	Earnings	Income	Total

Balance, June 30, 2009	37,955,602	$37,955	$42,233,307	$12,601,921	$84,865,780	$18,575,896	$158,314,859
Distribution to certain stockholders in connection with the reorganization with Ningbo	-	-	(6,615,825)	-	-	-	(6,615,825)
Issuance of common stock and 685,000 warrants, net of issuance cost of $583,804	2,740,000	2,740	6,811,456	-	-	-	6,814,196
Provision of surplus reserves	-	-	-	27,230	(27,230)	-	-
Stock based compensation	20,000	20	36,643	-	-	-	36,663
Net income for the year	-	-	-	-	11,326,378	-	11,326,378
Foreign currency translation difference	-	-	-	-	-	956,036	956,036
Balance, June 30, 2010	40,715,602	40,715	42,465,581	12,629,151	96,164,928	19,531,932	170,832,307
Stock based compensation	30,000	30	119,393	-		-	119,423
Provision of surplus reserves	-	-	-	3,032,888	(3,032,888)	-	-
Net income for the year	-	-	-	-	14,005,173	-	14,005,173
Foreign currency translation difference	-	-	-	-	-	10,537,629	10,537,629
Balance, June 30, 2011	40,745,602	$40,745	$42,584,974	$15,662,039	$107,137,213	$30,069,561	$195,494,532

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	June 30
	2011	2010
Cash Flows from Operating Activities:
Net income	$14,005,173	$11,326,378
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	7,684,071	7,117,592
Deferred income taxes	(16,086)	70,410
Foreign currency exchange gain	(48,495)	-
Stock based compensation	119,423	36,663
(Gain)/loss on sale of assets	(4,481)	3,550
Changes in current assets and liabilities:
Trade accounts receivable, net	7,291,694	1,253,074
Other receivable and prepayment	(559,428)	(461,222)
Advances to suppliers	(32,494,098)	16,863,747
Advances to suppliers - related parties	(13,399,681)	(19,856,665)
Inventory	(3,757,906)	4,201,631
Accounts payable	29,686,859	(14,370,322)
Advances from customers	4,525,550	(12,085,352)
Other payables and accrued expenses	(438,981)	716,464
Other payables - related parties	217,267	351,048
Net Cash Provided by/(Used In) Operating Activities	12,810,881	(4,833,004)

Cash Flows from Investing Activities:
Changes in notes receivable	(88,423)	105,314
Purchase of property, plant and equipment, net of value added tax refunds received	(12,908,403)	(1,519,153)
Proceeds from sale of assets	6,067	-
Net change in restricted cash	(20,899,568)	16,771,227
Net Cash Used In Investing Activities	(33,890,327)	15,357,388

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	149,159,704	100,047,386
Payments on notes payable	(120,718,568)	(97,999,281)
Proceeds from issuance of notes payable - related parties	-	199,932
Payments on notes payable - related parties	-	(10,352,520)
Distribution to shareholders	-	(6,615,825)
Net proceeds from issuance of common stock and warrants	-	6,814,196
Net Cash Provided By Financing Activities	28,441,136	(7,906,112)

Effect of Exchange Rate Changes on Cash	626,505	65,026

Net Change in Cash	7,988,195	2,683,298
Cash and Cash Equivalents at Beginning of Year	13,336,736	10,653,438
Cash and Cash Equivalents at End of Year	$21,324,931	$13,336,736

Supplemental Non-Cash Financing Activities:
Offset of notes payable to related parties against receivable from related parties (Note 7)	$10,051,691	$9,687,935
Supplemental Cash Flow Information:
Cash paid during the year for interest	$7,441,918	$5,305,877
Cash paid during the year for income taxes	$2,118,597	$1,761,019

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited and subsidiaries (the “Company”) include its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”), Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) and Sutor Technology Co., Ltd. (“Sutor Technology”) as of June 30, 2011.

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

Nature of Operations - The Company’s operations are located in the PRC. For the years ended June 30, 2011 and 2010, approximately 85.6% and 88.8%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. For the years ended June 30, 2011 and 2010, approximately 38.4% and 51.0%, respectively, of the Company’s revenues was derived from Shanghai Huaye and its subsidiaries, and approximately 66.0% and 64.1%, respectively, of the Company’s purchases was from Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua primarily manufactures heavy steel pipe. Sutor Technology has not started operation as of June 30, 2011.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and transactions of Sutor Technology Group Limited and its subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain comparative figures have been reclassified to conform to the current year presentation.

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

	June 30, 2011	June 30, 2010
Closing RMB : USD exchange rate at the year end	6.4635	6.8086
Average RMB : USD exchange rate for the year	6.6278	6.8367

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are provision for doubtful accounts on trade receivables, notes receivables, other receivables, reserves for inventory, estimated useful lives of property and equipment, valuation allowance for deferred tax assets and share-based compensation.

Cash and Cash Equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Restricted Cash - The Company has entered into agreements to pay suppliers, which require the Company to maintain cash balances as security for bank acceptance notes issued to the suppliers. The Company also signed an agreement with a bank, which requires the Company to maintain cash balances as security for notes payable. These secured cash balances are presented in the consolidated balance sheets as restricted cash.

Certain risks and concentration – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable, other receivables and prepayment, advances to suppliers – related parties, advances to suppliers and notes receivable. As of June 30, 2011 and 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC.

Trade Accounts Receivable and Other Receivables - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. Other receivables consist of amounts advanced to suppliers, but subsequently not used, resulting in a receivable.

Allowance for doubtful accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific bad debt provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

Inventory - Inventory is valued at the lower of cost or market, with cost computed on a first-in-first-out basis.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales, trade-ins, or retirements are recognized in income. Interest is capitalized on significant construction projects.

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

Fair Values of Financial Instruments - The Company adopted Accounting Standards Codification (“ASC”) 820 “Fair value measurements and disclosures”. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and the guidance details the disclosures that are required for items measured at fair value.

ASC 820-10 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions that involve identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about the future amount. The cost approach is based on the amount that would currently be required to replace an asset.

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, trade accounts receivable, advances to suppliers, accounts payable, advances from customers, other payables and notes payable. As of June 30, 2011 and 2010, carrying values of these financial instruments approximated their fair values because of their generally short maturities.

The Company does not have any financial assets or liabilities which must be measured at fair value on a recurring basis.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Statutory Reserves - According to the articles of association of Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the reserve fund and the enterprise development fund. These amounts are shown as Statutory Reserves in the accompanying Balance Sheet and Statements of Shareholders’ Equity.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Revenue Recognition - The Company recognizes revenues from the sale of products when they are realized and earned. The Company considers revenue realized and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.

The Company sells some products to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. Handling fees were $422,119 and $505,830 for the years ended June 30, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations.

Cost of Revenue - Cost of products sold includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs - Shipping and handling costs are billed to customers and recorded as revenue, and the associated costs are included in cost of revenues.

Retirement Benefit Plans - Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $403,811 and $377,437 for the years ended June 30, 2011 and 2010 respectively.

Share Based Compensation – Stock awards granted to employees and non-employees are accounted for under ASC 718-10, “Share-Based Payment”, and ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, respectively.

In accordance with ASC 718-10, all grants of share options to employees are recognized in the financial statements based on their grant-date fair values. The Company has elected to recognize compensation expense using the straight-line method for all share options granted.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements –In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11, “Derivative and Hedging (Topic 815)”. All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in ASU 2010-11 because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010. The provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718)”. ASU 2010-13 provides amendments to ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)”: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)”: Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this standard is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventory consisted of the following:

	June 30,	June 30,
	2011	2010
Raw materials	$18,991,085	$22,285,980
Work in process	-	265,282
Finished goods	27,294,440	17,730,124

	46,285,525	40,281,386
Less: allowance for obsolescence	(88,346)	(102,028)

Total Inventory - net	$46,197,179	$40,179,358

NOTE–4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. The Company has approximately $39,390,423 of property and equipment that is used as collateral for loans.

Property and equipment consisted of the following:

	June 30,	June 30,
	2011	2010
Buildings and plant	$40,388,929	$27,513,920
Machinery	69,744,627	66,220,305
Office and other equipment	1,252,653	994,114
Vehicles	434,288	337,454
	111,820,497	95,065,793
Less: accumulated depreciation	(35,081,522)	(25,914,352)
	76,738,975	69,151,441
Construction in process	2,364,156	867,081
Net property, plant and equipment	$79,103,131	$70,018,522

No interest has been capitalized in construction in process as of June 30, 2011 as the amount is insignificant.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the years ended June 30, 2011 and 2010 was $7,613,997 and $7,049,659, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights with nil residual value. Amortization expense for the years ended June 30, 2011 and 2010 was $70,074 and $67,933 respectively. Intangible information by segment is presented below:

As of June 30, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
Gross Carrying Amount	$2,286,053	$1,306,716	$3,592,769
Accumulated Amortization	(345,006)	(164,194)	(509,200)
	$1,941,047	$1,142,522	$3,083,569

As of June 30, 2010	Changshu Huaye	Jiangsu Cold-Rolled	Total
Gross Carrying Amount	$2,170,182	$1,240,484	$3,410,666
Accumulated Amortization	(284,116)	(131,062)	(415,178)
	$1,886,066	$1,109,422	$2,995,488

As of June 30, 2011, the estimated amortization expense in each of the next five years is as follows:

ESTIMATED AMORTIZATION EXPENSE
For the year ending June 30, 2012	$71,855
For the year ending June 30, 2013	71,855
For the year ending June 30, 2014	71,855
For the year ending June 30, 2015	71,855
For the year ending June 30, 2016	71,855

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–6 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt.  All non-related party short-term notes payable were due to banks. The following schedules sets forth the Company’s notes payable and notes payable – related parties as of the dates presented:

 Non-related party short-term and long term notes were comprised of the following:

		June 30,	June 30,
	Maturity Date	2011	2010
Note payable at 4.78% interest, guaranteed by related party	various dates	$-	$30,549,599
Note payable at 5.31% interest, guaranteed by related party	7/9/2010	-	7,343,654
Note payable at 4.80% interest, secured by property	10/24/2010	-	9,693,623
Note payable at 4.05% interest, guaranteed by related party	various dates	-	1,909,350
Note payable at 4.78% interest, guaranteed by related party	7/28/2010	-	1,321,858
Note payable at 4.78% interest, guaranteed by related party	1/20/2011	-	2,203,096
Note payable at 5.31% interest, guaranteed by related party	3/1/2011	-	2,937,461
Note payable at 4.86% interest, guaranteed by related party	8/10/2010	-	1,788,914
Note payable at 4.05% interest, guaranteed by land use right	10/8/2010	-	3,231,208
Note payable at 5.31% interest, guaranteed by related party	5/19/2011	-	2,937,461
Note payable at 4.78% interest, guaranteed by related party	5/26/2011	-	7,343,654
Note payable at 5.31% interest, guaranteed by related party	12/20/2010	-	2,937,461
Note payable at 5.31% interest, guaranteed by related party	various dates	-	2,937,461
Note payable at 4.78% interest, guaranteed by related party	5/24/2011	-	4,993,684
Note payable at 4.78% interest, guaranteed by related party	7/8/2011	3,867,873	-
Note payable at 4.78% interest, guaranteed by related party	7/28/2011	7,271,602	-
Note payable at 2.85% interest, guaranteed by related party	8/17/2011	2,155,000	-
Note payable at 2.85% interest, guaranteed by related party	8/18/2011	2,130,000	-
Note payable at 4.78% interest, guaranteed by related party	8/20/2011	1,547,149	-
Note payable at 4.78% interest, guaranteed by related party	8/22/2011	6,188,598	-
Note payable at 5.85% interest, guaranteed by related party	8/30/2011	541,502	-
Note payable at 4.78% interest, guaranteed by related party	9/6/2011	6,188,598	-
Note payable at 4.78% interest, secured by property	9/30/2011	7,735,747	-
Note payable at 4.92% interest, guaranteed by related party	10/13/2011	302,197	-
Note payable at 5.81% interest, guaranteed by related party	10/18/2011	3,094,299	-
Note payable at 0.43% interest, guaranteed by related party	10/21/2011	556,000	-
Note payable at 5.00% interest, secured by property	10/24/2011	2,475,439	-
Note payable at 5.27% interest, guaranteed by related party	10/26/2011	3,094,299	-
Note payable at 5.00% interest, guaranteed by related party	11/10/2011	10,830,045	-
Note payable at 6.31% interest, guaranteed by related party	11/15/2011	3,094,299	-
Note payable at 5.00% interest, guaranteed by related party	11/17/2011	6,188,598	-
Note payable at 6.31% interest, guaranteed by related party	11/19/2011	3,094,299	-
Note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	-
Note payable at 5.27% interest, guaranteed by related party	11/24/2011	5,260,308	-
Note payable at 5.27% interest, guaranteed by related party	12/15/2011	10,056,471	-
Note payable at 5.91% interest, guaranteed by related party	12/26/2011	1,547,149	-
Note payable at 5.23% interest, guaranteed by related party	1/20/2012	2,320,724	-
Note payable at 6.06% interest, guaranteed by related party	2/29/2012	3,094,299	-
Total Short-Term Notes Payable		$95,494,490	$82,128,484

Long-term note payable at 6.00% interest, unsecured	11/20/2011	$-	$2,859,995
Long-term note payable at 3.99% interest, secured by bank deposit	2/21/2013	17,124,500	-
Long-term note payable at 3.97% interest, secured by bank deposit	2/21/2013	6,502,400	-
Total long-term notes payable		$23,626,900	$2,859,995

The weighted average interest rate for the non-related party short-term and long term notes payable as of June 30, 2011 is 4.87%.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–6 - NOTES PAYABLE - continued

Notes due to related parties were comprised of the following:

	Maturity Date	June 30, 2011	June 30, 2010
Note payable to principal shareholder, no interest rate, unsecured	On demand	$-	$587,492
Total short-term notes payable - related parties		$-	$587,492

The Company has certain notes payable that have a zero interest rate.  The Company intends to repay these notes as they mature.  Interest-free loans are common in China; therefore, the Company does not impute interest on these loans.

NOTE–7 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of a number of companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the years ended June 30, 2011 and 2010, purchases from these related parties totaled of $237,261,815 and $365,354,368, respectively.

Due from Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business except for certain notes payable. Receivables from, advances to suppliers, sales to, payables from advanced sales deposits, and payables from purchases from related parties have been netted due to the right of offset. At June 30, 2011 and 2010, the net amounts due from related parties were $116,772,842 and $96,776,181, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties
At June 30, 2011, the Company had letters of credit totaling $38,972,693 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

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

The maturity of the loans described above with total principal of $7,549,924 was extended to December 31, 2013 through an agreement between the Company and Ms. Chen dated at December 1, 2009.

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period repaid Ms. Chen $2.5 million. The Company further paid off $1 million during the period ended March 31, 2010. The balance of the loan as of June 30, 2011 was $1,850,955 with no interest bearing and due on demand.

On May 10, 2011, the Company paid off $600,000 for the loan dated December 20, 2007 described above.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–7 - RELATED PARTIES - continued

Notes Payable to Principal Shareholder - continued
As at June 30, 2011, the accrued interest for the loans described above was $1,250,812. Since the Company has a right of offset for amounts due from related parties, the aggregate amount of these notes and accrued interest of $10,051,691 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of June 30, 2011.

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $594,105 and $352,495 that is included on the balance sheet under the caption Other payables – related parties at June 30, 2011 and June 30, 2010, respectively. The Company and the principal shareholders have renewed the lease and extended the date of agreement from November 7, 2011 to November 7, 2014.

On June 1, 2011, the Company signed an agreement with the Principal Shareholder to terminate the above rental agreement.

On August 6, 2004, the Company entered into a 10 year lease agreement with its related company, Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,377.

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and the Company expects to receive a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled is subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua is subject to an EIT of 25% and has no preferential tax treatments.  The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–8 - INCOME TAXES - continued

Taxes payable are a component of other payables and accrued expenses in the accompanying consolidated balance sheets and consisted of:

	June 30,	June 30,
	2011	2010
Value added tax	$(1,473,990)	$(584,996)
Income tax	2,645,198	1,162,791
Surtax, insurance, other	194,120	136,401
Total Taxes	$1,365,328	$714,196

The statutory tax rate for 2011 and 2010 is 25%.

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Years Ended
	June 30,
	2011	2010
Income tax calculated at statutory rates	$4,360,558	$3,432,467
Under-accrual/(tax credit) in prior years	(53,540)	(710,923)
Benefit of favorable rates	(1,823,873)	(710,983)
Operating loss carryforward	66,190	4,613
Tax effect of parent and sewer losses	828,841	388,320
Permanent difference	51,331	-
Provision for income taxes	$3,429,507	$2,403,494

Deferred taxes are comprised of the following:

	June 30,	June 30,
	2011	2010
Net operating loss carryforward	$72,752	$1,183,622
Stock based compensation	53,069	-
Allowance for doubtful trade receivables	211,945	124,685
Allowance for doubtful other receivables	111,158	79,461
Allowance for doubtful advances to suppliers	66,656	99,761
Allowance for inventory obsolescence	22,086	25,507
Less: Valuation allowance	(174,169)	(1,183,622)
Total deferred income tax assets	$363,497	$329,414

The provision for income taxes is comprised of the following:

	For The Years Ended
	June 30,
	2011	2010
Current	$3,445,593	$2,396,834
Deferred	(16,086)	6,660
Provision for income taxes	$3,429,507	$2,403,494

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes warrant activity for the year ended June 30, 2011:

	Warrants	Weighted-average exercise price
Outstanding at June 30, 2009	-	$-
Issued	685,000	3.76
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2010	685,000	3.76
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011	685,000	$3.76

The aggregate intrinsic value as of June 30, 2011 and 2010 are $0.

NOTE 10 – STOCK-BASED COMPENSATION

Non-Vested Stock Grants

On February 1, 2010, the Company granted an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for a one year period and vesting over that period.

On February 23, 2011, the Company amended the employment agreement with this executive and granted 30,000 shares of restricted common stock with a grant date fair value of $1.82 per share as part of his remuneration for his service commencing February 23, 2011 for a one year period. The restricted common stock will vest over a 12-month period. The amended agreement calls for a stock grant on each anniversary date through the end of the agreement.

Stock-based compensation expense for the years ended June 30, 2011 and 2010 was $54,863 and $25,328, respectively. The remaining $35,550 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at June 30, 2011 is $54,600.

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

NOTE 10 – STOCK-BASED COMPENSATION - continued

Options - continued

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

Stock-based compensation expense for the years ended June 30, 2011 and 2010 on the stock options were $64,560 and $11,335, respectively.  The remaining $118,171 stock based compensation will be expensed over a weighted average service period of 1.8 years.

The following table summarizes the options activity as of June 30, 2011, and changes during the year ended June 30, 2011:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	-	$-	-	$-
Issued	100,000	2.71	3.83	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2010	100,000	2.71	3.83	-
Issued	5,000	2.71	4.65	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2011	105,000	$2.71	3.87	$-

Total intrinsic value of stock options outstanding at June 30, 2011 was $0.

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

	For The Years Ended
	June 30,
	2011	2010

Net income attributable to the common stockholders	$14,005,173	$11,326,378

Basic weighted-average common shares outstanding	40,726,123	38,804,588
Dilutive effect of options, warrants, and contingently issuable shares	-	1,775
Diluted weighted-average common shares outstanding	40,726,123	38,806,363

Earnings per share:
Basic	$0.34	$0.29
Diluted	$0.34	$0.29

Warrants and options to purchase 685,000, 100,000 and 5,000 shares of common stock, respectively were outstanding during the year  ended June 30, 2011, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease commitments

On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $18,566 (RMB120,000) per month. The Company and the principal shareholders have renewed the lease and extended the date of agreement from November 7, 2011 to November 7, 2014. This agreement had been terminated through the agreement dated June 1, 2011 between parties.

On August 6, 2004, the Company entered into a 10 year lease agreement with Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,377 (RMB80,000).

On October 12, 2010, the Company entered into a 2 year lease agreement with Ningbo Xin Fu Property Co. Ltd. to use an office building in Jiangdong District, Ningbo City. Lease payments are made quarterly at a monthly rate of approximately $9,514 (RMB61,494).

On January 1, 2011, the Company entered into a 2 year lease agreement with Shanghai Hongjia Property Co. Ltd. to use an office building in PuDong District, Shanghai City. Lease payments are made at a monthly rate of approximately $7,090 (RMB46,552).

Rent expense for the years ended June 30, 2011 and 2010 were $487,730 and $351,048, respectively.

Annual future minimum lease payments due under the operating leases are as follows:

For the Year Ending June 30,	Lease Payment
2012	$349,066
2013	229,768
2014	24,754
2015	-
2016	-
Total	$603,588

Commitment for design project

On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of an office building and the cost of the design is $405,953 (RMB2,623,874).  The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval.  As of June 30, 2011, 20% of the cost, or $81,191 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

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

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Jiangsu Cold-Rolled offers cold-rolled steel strips and acid pickled steel products. Ningbo Zhehua trades steel and manufactures heavy steel pipe products and Sutor Technology Co., Ltd. has not started operation as of June 30, 2011.

Certain segment information is presented below:

At June 30, 2011 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$98,489,636	$108,059,017	$31,319,789	$-	$28,258,155	$266,126,597
Revenue from related parties	59,414,139	105,950,493	205,289	-	-	165,569,921
Revenue from other operating segments	27,399,806	125,831,131	-	-	(153,230,937)	-
Total operating expenses	8,855,792	1,945,438	3,600,711	264,759	650,749	15,317,449
Interest income	434,422	405,367	61,722	-	-	901,511
Interest expense	1,000,930	6,255,069	198,635	-	516,495	7,971,129
Depreciation and amortization expense	2,177,963	4,634,889	871,219	-	-	7,684,071
Provision for income taxes	1,032,319	1,182,091	4,845	-	1,210,252	3,429,507
Net segment profit	5,436,158	8,212,092	302,836	(264,759)	318,846	14,005,173
Capital expenditures, net of VAT refunds	174,031	1,664,760	67,232	-	-	1,906,023
Total assets	$215,704,232	$302,019,904	$32,944,913	$39,162,754	$(202,370,102)	$387,461,701

At June 30, 2010 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$112,914,520	$100,068,730	$21,650,585	$-	$-	$234,633,835
Revenue from related parties	98,545,011	104,666,840	40,842,033	-	-	244,053,884
Revenue from other operating segments	6,171,519	89,576,086	-	-	(95,747,605)	-
Total operating expenses	9,425,215	1,713,686	2,252,340	14,148	1,019,346	14,424,735
Interest income	850,248	35,664	219,848	354	-	1,106,114
Interest expense	1,254,615	4,009,500	41,599	-	534,804	5,840,518
Depreciation and amortization expense	2,134,417	4,190,741	792,434	-	-	7,117,592
Provision for income taxes	2,099,937	73,190	230,367	-	-	2,403,494
Net segment profit	6,240,572	6,446,360	136,149	(18,452)	(1,478,251)	11,326,378
Capital expenditures, net of VAT refunds	136,948	1,125,425	256,781	-	-	1,519,154
Total assets	$194,515,633	$189,434,179	$29,875,487	$6,498,370	$(128,151,082)	$292,172,587

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2011 and 2010:

	For the Years Ended June 30,
Geographic Area	2011	2010
People's Republic of China	$369,506,388	$425,008,643
Other Countries	62,190,130	53,679,076
Total	$431,696,518	$478,687,719

NOTE 15 SUBSEQUENT EVENTS

On August 29, 2011, the Board of Directors of the Company passed a resolution to repurchase of up to $5 million of its outstanding common stock through August 31, 2012. The Company is authorized to repurchase in the open market and/or in privately negotiated transactions of the Company's common stock as deemed appropriate by management. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. The Company plans to fund the stock repurchase program from its available cash balance.

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

10.10
Lease Agreement, dated November 8, 2008, by and between Lifang Chen and Changshu Huaye Steel Strip Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.33 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.11
Employment Agreement, dated December 18, 2009, by and between the registrant and Naijiang Zhou [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 4, 2010]

10.12
Amendment to Employment Contract, dated February 23, 2011, by and between the registrant and Naijiang Zhou. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on February 24, 2011]

Exhibit No.	Description
10.13
Independent Director’s Contract, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 20, 2010]

10.14
Amendment to Independent Director’s Contract, dated February 23, 2011, by and between the registrant and Gerard Pascale. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on February 24, 2011]

10.15
Indemnification Agreement, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on January 20, 2010]

10.16
Lease Agreement, dated August 6, 2004, by and between Ningbo Zhehua and Ningbo Huaye Steel Processing Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s annual report Form 10-K filed on September 28, 2010]

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]
21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s annual report Form 10-K filed on September 28, 2010]
23*	Consent of Hansen, Barnett & Maxwell, P.C.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith