Form 10-Q
period 2011-09-30
Sutor Technology Group LTD
filed 2011-11-14
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,430,480

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on FORM 10-Q
 Three Months Ended September 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4 - F-16

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$26,007,330	$21,324,931
Restricted cash	85,798,276	72,326,482
Trade accounts receivable, net of allowance for doubtful accounts of $1,046,557 and $856,554, respectively	15,213,255	3,969,090
Other receivables and prepayments, net of allowance for doubtful accounts of $540,577 and $529,068, respectively	2,897,704	2,004,044
Advances to suppliers, related parties, net of allowance of $223,042 and $127,903, respectively	128,949,825	116,772,842
Advances to suppliers, net of allowance of $392,363 and $493,761, respectively	52,029,455	42,067,716
Inventory, net of allowance for obsolescence of $89,289 and $88,346, respectively	58,266,818	46,197,179
Notes receivable	297,098	168,029
Deferred income taxes	402,416	363,497
Total Current Assets	369,862,177	305,193,810

Advances for Purchase of Long Term Assets	82,058	81,191
Property, Plant and Equipment, net of accumulated depreciation of $37,565,344 and $35,081,522, respectively	79,121,503	79,103,131
Intangible Assets, net of accumulated amortization of $532,794 and $509,200, respectively	3,098,345	3,083,569
TOTAL ASSETS	$452,164,083	$387,461,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,934,576	$55,674,454
Advances from customers	9,627,165	11,737,085
Other payables and accrued expenses	4,480,445	4,840,135
Other payables - related parties	-	594,105
Short-term notes payable	110,259,352	95,494,490
Total Current Liabilities	213,301,538	168,340,269

Long-Term Notes Payable	36,136,282	23,626,900
Total Liabilities	249,437,820	191,967,169

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares at September 30, 2011 and June 30, 2011; issued: 40,745,602 shares at September 30, 2011 and June 30, 2011; outstanding: 40,688,667 and 40,745,602 at September 30, 2011 and June 30, 2011, respectively	40,745	40,745
Additional paid-in capital	42,615,603	42,584,974
Statutory reserves	15,662,039	15,662,039
Retained earnings	111,911,160	107,137,213
Accumulated other comprehensive income	32,556,962	30,069,561
Treasury stock, at cost, 56,935 and 0 shares at September 30, 2011 and June 30, 2011, respectively	(60,246)	-
Total Stockholders' Equity	202,726,263	195,494,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$452,164,083	$387,461,701

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months
	Ended September
	2011	2010

Revenue:
Revenue	$98,396,515	$39,560,159
Revenue from related parties	31,799,102	62,386,937
	130,195,617	101,947,096

Cost of Revenue
Cost of revenue	91,021,596	31,930,290
Cost of revenue from related party sales	28,185,164	61,581,246
	119,206,760	93,511,536

Gross Profit	10,988,857	8,435,560

Operating Expenses:

Selling expenses	2,335,780	1,380,478
General and administrative expenses	2,925,498	1,643,145
Total Operating Expenses	5,261,278	3,023,623
Income from Operations	5,727,579	5,411,937

Other Incomes/(Expenses):
Interest income	290,208	189,313
Other income	5,358	22,037
Interest expense	(1,728,540)	(1,534,810)
Other expense	(381,491)	(65,714)
Total Other Income/(Expense)	(1,814,465)	(1,389,174)

Income Before Taxes	3,913,114	4,022,763
Provision for income taxes	860,833	(610,195)
Net Income	$4,773,947	$3,412,568

Basic Earnings per Share	$0.12	$0.08
Diluted Earnings per Share	$0.12	$0.08

Basic Weighted Shares Outstanding	40,717,135	40,715,602
Diluted Weighted Shares Outstanding	40,717,135	40,715,602

Net Income	$4,773,947	$3,412,568
Foreign currency translation adjustment	2,487,401	3,076,798
Comprehensive Income	$7,261,348	$6,489,366

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months
	Ended September 30
	2011	2010
Cash Flows from Operating Activities:
Net income	$4,773,947	$3,412,568
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,121,341	1,876,098
Deferred income taxes	(34,938)	33,807
Foreign currency exchange (gain)/loss	(388,019)	31,603
Stock based compensation	30,629	31,368
Gain on sale of assets	-	(4,670)
Changes in current assets and liabilities:
Trade accounts receivable, net	(11,186,323)	2,680,916
Other receivable and prepayment	(871,213)	(267,941)
Advances to suppliers	(9,485,762)	(3,789,606)
Advances to suppliers - related parties	(10,883,325)	(24,309)
Inventory	(11,543,767)	3,978,750
Accounts payable	32,573,843	(11,340,879)
Advances from customers	(2,219,686)	4,590,240
Other payables and accrued expenses	(276,183)	293,252
Other payables - related parties	(598,765)	53,095
Net Cash Provided by/(Used In) Operating Activities	(7,988,221)	1,554,292

Cash Flows from Investing Activities:
Changes in notes receivable	(126,917)	(472,525)
Purchase of property, plant and equipment, net of value added tax refunds received	(1,279,114)	(371,661)
Proceeds from sale of assets	-	5,899
Net change in restricted cash	(12,663,713)	3,967,261
Net Cash Provided by/(Used In) Investing Activities	(14,069,744)	3,128,974

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	64,089,630	41,910,402
Payments on notes payable	(37,490,466)	(43,092,361)
Payments on repurchase of common stock	(60,246)	-
Net Cash Provided by/(Used In) Financing Activities	26,538,918	(1,181,959)

Effect of Exchange Rate Changes on Cash	201,446	245,993

Net Change in Cash	4,682,399	3,747,300
Cash and Cash Equivalents at Beginning of Year	21,324,931	13,336,736
Cash and Cash Equivalents at End of Year	$26,007,330	$17,084,036

Supplemental Non-Cash Financing Activities:
Offset of notes payable to related parties against receivable from related parties (Note 7)	$10,174,023	$9,779,078
Supplemental Cash Flow Information:
Cash paid during the year for interest	$1,501,992	$1,396,978
Cash paid/(refund) during the year for income taxes	$(620,007)	$377,064

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited and subsidiaries (the “Company”) include its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”), Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) and Sutor Technology Co., Ltd (“Sutor Technology”) as of September 30, 2011.

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

Nature of Operations - The Company’s operations are located in the PRC. For the three months ended September 30, 2011 and 2010, approximately 80.9% and 93.1%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. For the three months ended September 30, 2011 and 2010, approximately 24.4% and 61.2%, respectively, of the Company’s revenues was derived from Shanghai Huaye and its subsidiaries, and approximately 31.9% and 67.9%, respectively, of the Company’s purchases was from Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua primarily manufactures heavy steel pipe. Sutor Technology engages in trading of steel products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2011 and for the three months ended September 30, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

	September 30, 2011	September 30, 2010	June 30, 2011
Closing RMB : USD exchange rate at the period end	6.3952	6.6981	6.4635
Average 3 months RMB : USD exchange rate	6.4132	6.7803	6.6278

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are provision for doubtful accounts on trade receivables, notes receivables, other receivables, advances to suppliers, reserves for inventory, estimated useful lives of property and equipment, valuation allowance for deferred tax assets and share-based compensation.

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

The Company sells some products to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. Handling fees were $8,895 and $159,389 for the three months ended September 30, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations.

Recent Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820)”: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material effect on the financial position, results of operations or cash flows of the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2011	2011
Raw materials	$36,054,878	$18,991,085
Finished goods	22,301,229	27,294,440

	58,356,107	46,285,525
Less: allowance for obsolescence	(89,289)	(88,346)

Total Inventory, net	$58,266,818	$46,197,179

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment includes value-added tax paid. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government. The Company has approximately $39,811,108 of property and equipment that is used as collateral for loans.

Property and equipment consisted of the following:

	September 30,	June 30,
	2011	2011
Buildings and plant	$41,172,709	$40,388,929
Machinery	70,566,980	69,744,627
Office and other equipment	1,269,665	1,252,653
Vehicles	474,197	434,288
	113,483,551	111,820,497
Less: accumulated depreciation	(37,565,344)	(35,081,522)
	75,918,207	76,738,975
Construction in process	3,203,296	2,364,156
Total Property, Plant and Equipment, net	$79,121,503	$79,103,131

No interest has been capitalized in construction in process as of September 30, 2011 as the amount is insignificant.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Life
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the three months ended September 30, 2011 and 2010 was $2,103,236 and $1,858,974, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized over the 50-year life of those rights with nil residual value. Amortization expense for the three months ended September 30, 2011 and 2010 was $18,105 and $17,124, respectively. Information of intangible assets by segment is presented below:

As of September 30, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
Gross Carrying Amount	$2,310,467	$1,320,672	$3,631,139
Accumulated Amortization	(360,243)	(172,551)	(532,794)
	$1,950,224	$1,148,121	$3,098,345

As of June 30, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
Gross Carrying Amount	$2,286,053	$1,306,716	$3,592,769
Accumulated Amortization	(345,006)	(164,194)	(509,200)
	$1,941,047	$1,142,522	$3,083,569

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2012	$54,467
For the year ending June 30, 2013	72,623
For the year ending June 30, 2014	72,623
For the year ending June 30, 2015	72,623
For the year ending June 30, 2016	72,623

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - NOTES PAYABLE

The Company’s notes payable consist of non-related party short and long-term debt.  All notes payable were due to banks except a notes payable of $2.9 million maturing on November 20, 2011. The following schedules sets forth the Company’s notes payable as of the dates presented:

 Short-term and long-term notes were comprised of the following:

		September 30,	June 30,
	Maturity Date	2011	2011
Note payable at 4.78% interest, guaranteed by related party	7/8/2011	-	3,867,873
Note payable at 4.78% interest, guaranteed by related party	7/28/2011	-	7,271,602
Note payable at 2.85% interest, guaranteed by related party	8/17/2011	-	2,155,000
Note payable at 2.85% interest, guaranteed by related party	8/18/2011	-	2,130,000
Note payable at 4.78% interest, guaranteed by related party	8/20/2011	-	1,547,149
Note payable at 4.78% interest, guaranteed by related party	8/22/2011	-	6,188,598
Note payable at 5.85% interest, guaranteed by related party	8/30/2011	-	541,502
Note payable at 4.78% interest, guaranteed by related party	9/6/2011	-	6,188,598
Note payable at 4.78% interest, secured by property	9/30/2011	-	7,735,747
Note payable at 4.92% interest, guaranteed by related party	10/13/2011	285,548	302,197
Note payable at 5.81% interest, guaranteed by related party	10/18/2011	3,127,346	3,094,299
Note payable at 0.43% interest, guaranteed by related party	10/21/2011	556,000	556,000
Note payable at 5.00% interest, secured by property	10/24/2011	2,501,876	2,475,439
Note payable at 5.27% interest, guaranteed by related party	10/26/2011	3,127,346	3,094,299
Note payable at 5.00% interest, guaranteed by related party	11/10/2011	10,945,707	10,830,045
Note payable at 6.31% interest, guaranteed by related party	11/15/2011	3,127,346	3,094,299
Note payable at 5.00% interest, guaranteed by related party	11/17/2011	6,254,691	6,188,598
Note payable at 6.31% interest, guaranteed by related party	11/19/2011	3,127,346	3,094,299
Note payable at 6.00% interest, unsecured	11/20/2011	2,859,995	2,859,995
Note payable at 5.27% interest, guaranteed by related party	11/24/2011	5,316,487	5,260,308
Note payable at 5.27% interest, guaranteed by related party	12/15/2011	10,163,873	10,056,471
Note payable at 5.91% interest, guaranteed by related party	12/26/2011	1,563,673	1,547,149
Note payable at 5.23% interest, guaranteed by related party	1/20/2012	2,345,509	2,320,724
Note payable at 6.06% interest, guaranteed by related party	2/29/2012	3,127,346	3,094,299
Note payable at 2.85% interest, secured by property	10/16/2011	370,000	-
Note payable at 6.24% interest, guaranteed by related party	10/28/2011	309,400	-
Note payable at 4.74% interest, guaranteed by related party	10/29/2011	2,500,000	-
Note payable at 3.22% interest, secured by property	11/29/2011	5,500,000	-
Note payable at 6.41% interest, guaranteed by related party	12/2/2011	3,127,346	-
Note payable at 5.49% interest, guaranteed by related party	12/31/2011	3,909,182	-
Note payable at 5.90% interest, guaranteed by related party	7/21/2012	7,349,262	-
Note payable at 2.55% interest, guaranteed by related party	7/29/2012	10,000,000	-
Note payable at 6.89% interest, guaranteed by related party	8/16/2012	6,254,691	-
Note payable at 7.22% interest, guaranteed by related party	8/23/2012	1,563,673	-
Note payable at 6.89% interest, guaranteed by related party	9/5/2012	4,691,018	-
Note payable at 5.97% interest, secured by property	9/27/2012	6,254,691	-
Total Short-term notes payable		$110,259,352	$95,494,490

Long-term note payable at 3.99% interest, secured by bank deposit	2/21/2013	17,124,500	17,124,500
Long-term note payable at 3.97% interest, secured by bank deposit	2/21/2013	6,502,400	6,502,400
Note payable at 6.65% interest, guaranteed by related party	9/11/2014	12,509,382	-
Total Long-term notes payable		$36,136,282	$23,626,900

The weighted average interest rate for the short-term and long term notes payable as of September 30, 2011 is 5.19%.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - RELATED PARTIES

Purchases from Related Parties
The Company sells its products to and buys raw materials from various companies which are owned or controlled by the Principal Shareholders. These other companies are composed of a number of companies with which the Company conducts significant transactions. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended September 30, 2011 and 2010, purchases from these related parties totaled of $39,866,356 and $57,832,201, respectively.

Due from Related Parties
The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, payables to and advanced sales deposits from related parties have been netted due to the right of offset. At September 30, 2011 and June 30, 2011, the net amounts due from related parties were $128,949,825 and $116,772,842, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties
At September 30, 2011, the Company had letters of credit totaling $18,216,788 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable – related parties and have been netted off with the advances to suppliers – related parties due to the right of offset.

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

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period repaid Ms. Chen $2.5 million. The Company further paid off $1 million during the period ended March 31, 2010. The balance of the loan as of September 30, 2011 was $ 1,857,564 with no interest bearing and due on demand.

On May 10, 2011, the Company paid off $600,000 for the loan dated December 20, 2007 described above.

As at September 30, 2011, the accrued interest for the loans described above was $1,366,535. Since the Company has a right of offset for amounts due from related parties, the aggregate amount of these notes and accrued interest of $10,174,023 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of September 30, 2011.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - RELATED PARTIES - continued

Rental Agreement with Principal Shareholder
On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in Changhsu, China.  The terms of the agreement state that the Company will lease the property for three years, and pay the principal shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $594,105 at September 30, 2011 and June 30, 2011. This rental agreement has been terminated on June 1, 2011 through an agreement between the Principal Shareholder and the Company.

On August 6, 2004, the Company entered into a 10 year lease agreement with its related company, Ningbo Huaye Steel Processing Co., Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,509.

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar year 2010 to 2012 because it qualifies as high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and the Company expects to receive a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled is subject to EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua is subject to an EIT of 25% and has no preferential tax treatments.  The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - INCOME TAXES - continued

Taxes payable are a component of other payables and accrued expenses in the accompanying consolidated balance sheets and consisted of:

	September 30,	June 30,
	2011	2011
Value added tax	$(1,771,245)	$(1,473,990)
Income tax	2,362,417	2,645,198
Surtax, insurance, other	178,264	194,120
Total Taxes	$769,436	$1,365,328

The statutory tax rate for 2011 and 2010 is 25%.

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Three Months
	Ended September 30,
	2011	2010
Income tax calculated at statutory rates	$976,391	1,005,691
Under-accrual/(tax credit) in prior years	-	(49,214)
Benefit of favorable rates	(363,846)	(297,603)
Tax refund due to High-Tech Enterprise Qualification	(333,809)	-
Tax refund due to purchase of Domestic Equipments	(1,126,583)	-
Operating loss carryforward	44,258	16
Tax effect of parent and sewer losses	(74,120)	(48,695)
Permanent difference	16,876	-
Provision for income taxes	$(860,833)	610,195

Deferred taxes are comprised of the following:

	September 30,	June 30,
	2011	2011
Net operating loss carryforward	$165,930	$72,752
Stock based compensation	63,483	53,069
Allowance for doubtful trade receivables	251,503	211,945
Allowance for doubtful other receivables	112,917	111,158
Allowance for doubtful advances to suppliers	64,539	66,656
Allowance for inventory obsolescence	22,322	22,086
Less: Valuation allowance	(278,278)	(174,169)
Total deferred income tax assets	$402,416	$363,497

The provision for income taxes is comprised of the following:

	For The Three Months
	Ended September 30,
	2011	2010
Current	$(825,895)	$576,388
Deferred	(34,938)	33,807
Provision for income taxes	$(860,833)	$610,195

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

The following table summarizes warrant activity for the three months ended September 30, 2011:

	Warrants	Weighted- average exercise price
Outstanding at June 30, 2011	685,000	3.76
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2011	685,000	$3.76

The aggregate intrinsic value as of September 30, 2011 and June 30, 2011 are $0.

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

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was $13,800 and $15,325, respectively. The remaining $21,750 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at September 30, 2011 was $27,300.

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

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 on the stock options were $16,828 and $16,043, respectively.  The remaining $101,343 stock based compensation will be expensed over a weighted average service period of 1.5 years.

The following table summarizes the options activity as of September 30, 2011, and changes during the three months ended September 30, 2011:

	Options	Weighted- average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	105,000	$2.71	3.87	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2011	105,000	$2.71	3.61	$-

Total intrinsic value of stock options outstanding as of September 30, 2011 and June 30, 2011 was $0.

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

	For The Three Months
	Ended September 30,
	2011	2010
Net income attributable to the common stockholders	$4,773,947	$3,412,568

Basic weighted-average common shares outstanding	40,717,135	40,715,602
Dilutive effect of options, warrants, and contingently issuable shares	-	-
Diluted weighted-average common shares outstanding	40,717,135	40,715,602

Earnings per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the three months ended September 30, 2011, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease commitments

On August 6, 2004, the Company entered into a 10 year lease agreement with Ningbo Huaye Steel Processing, Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,509 (RMB80,000).

On October 12, 2010, the Company entered into a 2 year lease agreement with Ningbo Xin Fu Property Co. Ltd. to use an office building in Jiangdong District, Ningbo City. Lease payments are made quarterly at a monthly rate of approximately $9,616 (RMB61,494).

On January 1, 2011, the Company entered into a 2 year lease agreement with Shanghai Hongjia Property Co. Ltd. to use an office building in PuDong District, Shanghai City. Lease payments are made at a monthly rate of approximately $7,090 (RMB46,552). This agreement had been terminated in September 2011.

Rent expense for the three months ended September 30, 2011 and 2010 were $87,951 and $ 88,491, respectively.

Annual future minimum lease payments due under the operating leases are as follows:

Lease Payment
Remainder of the year ending June 30, 2012	$199,125
For the year ending June 30, 2013	188,575
For the year ending June 30, 2014	25,019
For the year ending June 30, 2015	-
For the year ending June 30, 2016	-
Total	$412,719

Commitment for design project

On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of an office building and the cost of the design is $410,288 (RMB2,623,874).  The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval.  As of September 30, 2011, 20% of the cost, or $82,058 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

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

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Jiangsu Cold-Rolled offers cold-rolled steel strips, acid pickled steel and hot-dip galvanized steel products. Ningbo Zhehua trades steel and manufactures heavy steel pipe products and Sutor Technology engages in trading of steel products.

Certain segment information is presented below:

At September 30, 2011 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$34,267,146	$35,074,695	$14,323,973	$902,239	$13,828,462	$98,396,515
Revenue from related parties	1,787,852	29,881,003	130,247	-	-	31,799,102
Revenue from other
operating segments	13,698,021	27,642,851	-	-	(41,340,872)	-
Total operating expenses	3,387,834	586,346	875,891	180,843	230,364	5,261,278
Interest income	200,892	47,936	41,210	170	-	290,208
Interest expense	359,021	1,127,320	83,223	-	158,976	1,728,540
Depreciation and
amortization expense	563,117	1,238,836	227,620	-	91,768	2,121,341
Provision for income taxes	(263,400)	(793,538)	84,550	-	111,555	(860,833)
Net segment profit	627,574	3,453,705	251,374	(177,030)	618,324	4,773,947
Capital expenditures, net of
VAT refunds	25,189	811,607	90,452	-	-	927,248
Total assets	$247,980,986	$316,466,236	$38,774,487	$34,325,882	(185,383,508)	$452,164,083

At September 30, 2010 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$9,426,048	$19,012,488	$6,104,031	$-	$5,017,592	$39,560,159
Revenue from related parties	27,530,139	34,725,148	131,650	-	-	62,386,937
Revenue from other operating segments	4,594,381	23,724,333	-	-	(28,318,714)	-
Total operating expenses	2,054,593	254,022	535,491	63	179,454	3,023,623
Interest income	182,994	3,577	2,742	-		189,313
Interest expense	225,688	1,156,638	18,089	-	134,395	1,534,810
Depreciation and amortization expense	538,998	1,119,304	217,796	-	-	1,876,098
Provision for income taxes	277,566	313,500	19,129	-	-	610,195
Net segment profit	855,059	2,394,985	64,334	(63)	98,253	3,412,568
Capital expenditures, net of VAT refunds	2,153	367,871	1,637	-	-	371,661
Total assets	$191,753,076	$183,680,496	$26,797,882	$6,605,511	$(115,876,972)	$292,959,993

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
Geographic Area	2011	2010
People's Republic of China	$105,361,231	$94,917,103
Other Countries	24,834,386	7,029,993
Total	$130,195,617	$101,947,096

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•
“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Sutor BVI, Sutor Technology, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua;

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;

•	“Sutor Technology” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;

•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;

•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;

•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;

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

Overview of our Business

We are one of the leading Chinese non-state-owned manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically, hot-dip galvanized steel, or HDG steel, and prepainted galvanized steel, or PPGI. In addition, we produce acid pickled steel, or AP steel, and cold-rolled steel, which represent the least processed of our finished products. Our product offerings also include welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

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

Executive Overview of Quarterly Results

We experienced significant increases in revenue, gross profit, and net income in this quarter as a result of our continuous efforts to minimize the lower margin steel trading business while focusing on the higher margin value added products and  strengthening international sales. In this quarter, our international sales accounted for a record high of approximately 19% of our total revenue and the overall average selling price of our products was more than 10% higher than that in the same period last year, which demonstrated strong demands for our products in both domestic and overseas markets.  Furthermore, our reliance on related parties’ distribution network continued to decline as we benefited from our efforts to build our own sales channels. Our direct sales accounted for approximately 75.6% of the total revenue in this quarter as compared to approximately 38.8% in the same period last year.

The following summarizes certain key financial information for the first fiscal quarter.

•	Revenue: Revenue was $130.2 million for the three months ended September 30, 2011, an increase of $28.2 million, or 27.8%, from $101.9 million for the same period last year.

•
Gross Profit and Margin: Gross profit was $11.0 million for the three months ended September 30, 2011, as compared to $8.4 million for the same period last year. Gross margin was 8.4% for the three months ended September 30, 2011, as compared to 8.3% for the same period last year.

•	Net Income: Net income was $4.8 million for the three months ended September 30, 2011, an increase of $1.4 million, or approximately 41.2%, from $3.4 million for the same period of last year.

•
Fully diluted net income per share: Fully diluted net income per share was approximately $0.12 for the three months ended September 30, 2011, as compared to approximately $0.08 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology.  Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other in Changshu, Jiangsu, and use largely the same management resources. Ningbo Zhehua is located in Ningbo, Zhejiang. We have set up a new reportable segment effective July 1, 2011 as our subsidiary Sutor Technology started to generate revenue and we expect more revenue to be generated through this entity. Sutor Technology is primarily engaged in R&D, marketing and sales of our products. See Note 13, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

 In the three months ended September 30, 2011 and 2010, Changshu Huaye generated revenue of approximately $36.1 million and $37.0 million, which represented approximately 27.7% and 36.2% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of approximately $65.0 million and $53.7 million in the three months ended September 30, 2011 and 2010, which represented approximately 49.8% and 52.8% of our total revenue, respectively. In the three months ended September 30, 2011 and 2010, Ningbo Zhehua generated revenue of approximately $14.5 million and $6.2 million, which represented approximately 11.1% and 6.1% of our total revenue, respectively. In addition, for the first quarter of fiscal year 2012, Sutor Technology generated revenue of approximately $0.9 million. Finally, other business transactions, mainly the international sales through Sutor BVI, had generated approximately $13.8 million in revenue for the quarter ended on September 30, 2011 as compared to approximately $5.0 million for the same period last year.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 24.4% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2011, as compared to approximately 61.2% last year. We continued to expand our own sales channels in this quarter in an effort to gain more market share. At the same time, we also continue to take advantage of Shanghai Huaye’s extensive logistics network and the economy of scale when purchasing raw materials.

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

In the three months ended September 30, 2011, approximately $39.9 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended September 30, 2011, gross margin for domestic and international sales was approximately 6.8% and 15.6%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 10.9%, 5.8% and 9.2%, respectively. As Sutor Technology commenced operations, it experienced a slight loss and its gross margin was -1.0% in this quarter.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer superior products and services at competitive prices. General economic conditions, the cost of raw materials, and supply of and demand for fine finished steel products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins.

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

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, both which took effect on January 1, 2008. The EIT Law its implementing rules impose a unified enterprise income tax, or EIT, of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, established in the PRC, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and we have received a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled is subject to an EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology are subject to an EIT of 25% and have no preferential tax treatments

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue
Revenue from unrelated parties	$98,397	75.6%	$39,560	38.8%
Revenue from related parties	31,799	24.4%	62,387	61.2%
Total	130,196	100%	101,947	100%
Cost of Revenue
Cost of revenue from unrelated parties	91,022	69.9%	31,930	31.3%
Cost of revenue from related parties	28,185	21.7%	61,581	60.4%
Total	119,207	91.6%	93,511	91.7%
Gross Profit	10,989	8.4%	8,436	8.3%
Operating Expenses
Selling expense	2,336	1.8%	1,381	1.4%
General and administrative expense	2,925	2.2%	1,643	1.6%
Total Operating Expenses	5,261	4.0%	3,024	3.0%
Income from Operations	5,728	4.4%	5,412	5.3%
Other Income (Expense)
Interest income	290	0.2%	189	0.2%
Other income	5	-	22	-
Interest expense	(1,729)	(1.3%)	(1,535)	(1.5%)
Other expense	(381)	(0.3%)	(66)	(0.1%)
Total Other Income (Expense)	(1,815)	(1.4%)	(1,390)	(1.4%)
Income Before Taxes	3,913	3.0%	4,022	3.9%
Provision for income taxes	861	-	(610)	-
Net Income	$4,774	3.7%	$3,412	3.3%

Revenue. For the three months ended September 30, 2011, revenue was $130.2 million compared to $101.9 million for the same period last year, an increase of approximately 27.8%. The increase was mainly attributable to the increased production utilization and output of our 400,000 metric tons HDG production lines at Jiangsu Cold-Rolled which generated approximately $47.5 million for this quarter as compared to $27.0 million for the same period last year.  In addition, we also benefited from higher sales volume and higher prices for our PPGI products due to higher demand and raw material prices in this quarter which was partially offset by lower revenue from cold-rolled steel products as most of them were used internally for the production of our higher end products in the quarter ended on September 30, 2011.

The following table sets forth revenue by geography and by business segments for the three months ended September 30, 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Geographic Data
China	$105,361	80.9%	$94,917	93.1%
Other Countries	24,834	19.1%	7,030	6.9%

Segment Data
Changshu Huaye	$36,055	27.7%	$36,956	36.2%
Jiangsu Cold-Rolled	64,956	49.9%	53,738	52.8%
Ningbo Zhehua	14,454	11.1%	6,236	6.1%
Sutor Technology	902	0.7%	-	-
Other	13,828	10.6%	5,017	4.9%

On a geographic basis, revenue generated from outside of China was $24.8 million, or 19.1% of total revenue, for the three months ended September 30, 2011, as compared to $7.0 million, or 6.9% of total revenue, for the same period in 2010. The increase was mainly resulted from our successful efforts to expand product penetration into new markets, increase brand recognition and foster acceptance of our products in the international markets.

On a segment basis, after eliminating intercompany sales, revenue contributed by Changshu Huaye decreased to $36.1 million for the three months ended September 30, 2011, a decrease of $0.9 million, or 2.4%, from $37.0 million in the same period last year. More HDG steel products were produced at Jiangsu Cold-Rolled to take advantage of its newer production lines which generally have lower production costs.

After eliminating the inter-company sales, revenue contributed by Jiangsu Cold-Rolled was $65.0 million for the three months ended September 30, 2011, an increase of $11.3 million from $53.7 million for the same period last year, mainly as a result of higher sales volume and average selling prices of our HDG Steel products utilizing our 400,000 MT HDG production lines. We generated approximately $47.5 million from these HDG production lines in this quarter as compared to approximately $27.0 million in the same period last year.

Revenue contributed by Ningbo Zhehua was $14.5 million for the three months ended September 30, 2011, an increase of $8.3 million from $6.2 million in the same period in 2010, primarily resulting from a significant increase in international sales. For the quarter ended September 30, 2011, Ningbo Zhehua’s international sales reached approximately $11.0 million as compared to $1.2 million for the same period a year ago.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2011 increased $58.8 million, or 148.5%, to $98.4 million from $39.6 million in the same period in 2010.

Cost of revenue. Cost of revenue increased $25.7 million, or 27.5%, to $119.2 million in the three months ended September 30, 2011 from $93.5 million in the same period in 2010. As a percentage of revenue, cost of revenue decreased slightly to 91.6% in the three months ended September 30, 2011 from 91.7% in the same period last year.  We believe the increase in cost of revenue was generally in line with the increase in sales revenue.

Gross profit and gross margin. Gross profit increased $2.6 million to $11.0 million in the three months ended September 30, 2011 from $8.4 million in the same period in 2010. Gross profit as a percentage of revenue (gross margin) was 8.4% in the three months ended September 30, 2011, as compared to 8.3% in the same period in 2010.

On a segment basis, gross margin for Changshu Huaye increased to 10.9% in the three months ended September 30, 2011 from 10.1% in the same period last year, mainly because it exported more products in this fiscal quarter than the same period in 2010 and our international sales generally have a higher gross margin than domestic sales. Gross margin for Jiangsu Cold-Rolled increased to 5.8% in the three months ended September 30, 2011 from 5.4% in the same period last year, mainly due to the higher capacity utilization of our new HDG production lines, which reduced the average unit production costs.. Gross margin for Ningbo Zhehua decreased to 9.2% in the three months ended September 30, 2011, as compared to 10.8% in the same period in 2010, mainly because we offered discounted prices to certain customers in  new markets to establish long-term relationships and gain market shares.

Total operating expenses. Our total operating expenses increased approximately $2.3 million to $5.3 million in the three months ended September 30, 2011 from $3.0 million in the same period in 2010. As a percentage of revenue, our total operating expenses increased to 4.1% in the three months ended September 30, 2011 from 2.9% in the same period in 2010.

Selling expenses. Our selling expenses increased approximately $0.9 million to $2.3 million in the three months ended September 30, 2011, from $1.4 million in the same period in 2010. As a percentage of revenue, our selling expenses increased to 1.8% for the three months ended September 30, 2011, from 1.4% for the same period last year. The dollar and percentage increase of selling expenses was primarily due to the increased international sales which generally had relatively higher shipping costs than domestic sales.

General and administrative expenses. General and administrative expenses increased $1.3 million, or 81.3%, to $2.9 million, or 2.2% of the total revenue, in the three months ended September 30, 2011, from $1.6 million, or 1.6% of revenue, in the same period in 2010. Several factors contributed to the increased general and administrative expenses, including banking related fees related to a line of credit from an overseas financial institution, increased insurance premiums, and administrative and startup expenses associated with Sutor Technology.  Furthermore, the management expenses at the three other operating subsidiaries in this quarter were also higher than the same period last year due to overall inflationary environment in China.

Interest expense. Our interest expense increased $0.2 million to $1.7 million in the three months ended September 30, 2011, from $1.5 million in the same period in 2010. As a percentage of revenue, our interest expenses decreased to 1.3% in the three months ended September 30, 2011, from 1.5% in the same period in 2010. The increase in interest expense was mainly attributable to the increase in benchmark interest rates in China. China Central Bank’s one-year lending interest rate increased to 6.56% in this quarter from 5.31% one year ago.

Provision for income taxes. Our provision for income taxes decreased $1.5 million as compared to $0.6 million in the same period last year primarily due to tax refunds. In the three months ended September 30, 2011, Changshu Huaye and Jiangsu Cold-Rolled received tax refunds of $0.3 million and $1.1 million, respectively.

Net income. Net income, without including the foreign currency translation adjustment, increased $1.4 million, or 41.2%, to $4.8 million in the three months ended September 30, 2011, from $3.4 million in the same period in 2010, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this report were borrowings through short-term bank and private loans and long-term notes payable. Our operating activities used approximately $8.0 million of cash in the three months ended September 30, 2011. As of September 30, 2011, our total indebtedness to non-related parties under existing short-term loans was approximately $110.3 million. We also had approximately $36.1 million under long-term notes payable to non-related parties. We had no notes payable to related parties, however, approximately $92.8 million of our short-term notes payable were guaranteed by Shanghai Huaye and its affiliates. As of September 30, 2011, we also had an unused line of credit with banks of approximately $15 million (RMB 96.2 million) which entitled us to draw bank loans for general corporate purposes.

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

As of September 30, 2011, we had cash and cash equivalents (excluding restricted cash) of $26.0 million and restricted cash of $85.8 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(7,988)	$1,554
Net cash (used in) provided by investing activities	(14,070)	3,129
Net cash provided by (used in) financing activities	26,539	(1,182)
Effect of foreign currency translation on cash and cash equivalents	201	246
Net cash flows	4,682	3,747

Operating Activities

Net cash used in operating activities was approximately $8.0 million for the three months ended September 30, 2011, a decrease of $9.6 million from $1.6 million net cash provided by operating activities for the same period last year. The decrease in net cash provided by operating activities was primarily due to increases in accounts receivable, advances to suppliers, and inventories for the three months ended on September 30, 2011 as compared with the same period last year, partially offset by higher accounts payable. We believe the increase in inventory was in line with strong market demands for our products.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the three months ended September 30, 2011 was $14.1 million, as compared to $3.1 million net cash provided by investing activities for the same period in 2010. The decrease in net cash provided by investing activities was primarily due to an increase in restricted cash of approximately $12.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2011 totaled $26.6 million, as compared to $1.2 million net cash used in financing activities for the same period in 2010. The increase in net cash provided by financing activities was mainly due to an increase in proceeds from bank loans, partially offset by the cash paid on notes payable.

As of September 30, 2011, the amount, maturity date and term of each of our loans were as follows:

(All amounts in million of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Construction Bank of China, Changshu Branch	$3.13	2010-11-18	2011-11-17	Shanghai Huaye
Construction Bank of China, Changshu Branch	3.13	2010-11-22	2011-11-17	Shanghai Huaye
Communications Bank of China, Changshu Branch	3.13	2011-05-13	2011-11-15	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.13	2011-05-20	2011-11-19	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.13	2011-05-30	2011-10-26	Shanghai Huaye, Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	3.91	2011-07-11	2011-12-31	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.13	2011-09-06	2011-12-02	Shanghai Huaye
Construction Bank of China, Changshu Branch	0.37	2011-07-28	2011-10-16	None
The Agricultural Bank of China, Singapore Branch	10.00	2011-07-29	2012-07-29	Jiangsu Cold-Rolled
Construction Bank of China, Changshu Branch	5.50	2011-08-31	2011-11-29	None
The Agricultural Bank of China, Changshu Branch	2.50	2011-09-30	2011-10-29	Changshu Huaye, Shanghai Huaye
Construction Bank of China, Changshu Branch	0.29	2011-06-23	2011-10-13	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	2.50	2010-10-26	2011-10-24	None
The Agricultural Bank of China, Changshu Branch	7.82	2010-11-12	2011-11-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.56	2010-12-27	2011-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.35	2011-01-21	2012-01-20	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.13	2011-03-02	2012-02-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	0.56	2011-04-22	2011-10-21	None
Industrial and Commercial Bank of China, Changshu Branch	3.13	2011-04-29	2011-10-28	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.32	2011-05-25	2011-11-24	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	10.16	2011-06-17	2011-12-15	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.35	2011-07-25	2012-07-21	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.25	2011-08-19	2012-08-16	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.69	2011-09-05	2012-09-05	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.25	2011-09-28	2012-09-27	None
Communications Bank of China, Changshu Branch	12.51	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	3.13	2011-05-11	2011-10-18	Shanghai Huaye
Shenzhen Development Bank	1.56	2011-08-23	2012-08-23	Shanghai Huaye
Bank of China, Ningbo Branch	0.31	2011-09-30	2011-10-28	Shanghai Huaye
Lin, GuiHua	2.86	2008-11-20	2011-11-20	None
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	None
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	None
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	None
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	None
Macao International Bank Co., LTD	1.72	2011-04-11	2013-02-21	None
Total	$146.40

* Calculated on the basis that $1 = RMB 6.40

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain inventory levels, among other things. We believe that we were in material compliance with these debt covenants as of September 30, 2011.

In the coming 12 months, we will have approximately $110.3 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Yongfei Jiang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on our assessment, Ms. Chen and Mr. Jiang determined that, as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
July 1, 2011 – July 31, 2011	0	$0	0	$5.0
August 1, 2011 – August 31, 2011	0	$0	0	$5.0
September 1, 2011 – September 30, 2011	56,935	$1.06	56,935	$4.9
Total	56,935		56,935

During the first quarter of fiscal year 2012, we repurchased 56,935 shares of our common stock for $60,246 using cash resources. The repurchases occurred in the open market. As of September 30, 2011, approximately $4.9 million remained of our $5 million repurchase program that we announced on August 30, 2011. The program expires August 31, 2012 but may be suspended or discontinued at any time without notice.

No repurchase plans expired or were terminated during the first quarter of fiscal year 2012, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTOR TECHNOLOGY GROUP LIMITED

Date: November 14, 2011	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).