Form 10-Q
period 2011-12-31
Sutor Technology Group LTD
filed 2012-02-14
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2012 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	40,285,780

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

Period Ended December 31, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,001,770	$21,324,931
Restricted cash	124,390,722	72,326,482
Trade accounts receivable, net of allowance for doubtful accounts of $1,030,942 and $856,554, respectively	11,679,042	3,969,090
Other receivables and prepayments, net of allowance for doubtful accounts of $549,427 and $529,068, respectively	1,766,763	2,004,044
Advances to suppliers, related parties, net of allowance of $130,015 and $127,903, respectively	116,782,481	116,772,842
Advances to suppliers, third parties, net of allowance of $564,375 and $493,761, respectively	36,645,254	42,067,716
Inventory, net	93,675,674	46,197,179
Notes receivable	699,851	168,029
Deferred tax assets	417,159	363,497
Total Current Assets	393,058,716	305,193,810

Advances for Purchase of Long Term Assets	82,531	81,191
Property, Plant and Equipment, net	86,080,564	79,103,131
Intangible Assets, net	3,097,967	3,083,569
TOTAL ASSETS	$482,319,778	$387,461,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,820,851	$55,674,454
Advances from customers	6,371,107	11,737,085
Other payables and accrued expenses	4,998,772	4,840,135
Other payables - related parties	-	594,105
Short-term loans	108,565,063	95,494,490
Total Current Liabilities	237,755,793	168,340,269

Long-Term Loans	38,125,743	23,626,900
Total Liabilities	275,881,536	191,967,169

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of December 31, 2011 and June 30, 2011; issued: 40,745,602 shares as of December 31, 2011 and June 30, 2011; outstanding: 40,285,780 and 40,745,602 as of December 31, 2011 and June 30, 2011, respectively	40,745	40,745
Additional paid-in capital	42,646,231	42,584,974
Statutory reserves	15,662,039	15,662,039
Retained earnings	114,691,488	107,137,213
Accumulated other comprehensive income	33,932,008	30,069,561
Less: Treasury stock, at cost	(534,269)	-
Total Stockholders' Equity	206,438,242	195,494,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$482,319,778	$387,461,701

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue:
Revenue	$83,070,982	$55,720,704	$181,467,497	$95,280,863
Revenue from related parties	24,823,816	43,702,411	56,622,918	106,089,348
	107,894,798	99,423,115	238,090,415	201,370,211

Cost of Revenue
Cost of revenue	74,930,923	50,290,654	165,952,519	86,037,699
Cost of revenue from related party sales	22,552,581	39,677,905	50,737,745	97,442,396
	97,483,504	89,968,559	216,690,264	183,480,095

Gross Profit	10,411,294	9,454,556	21,400,151	17,890,116

Operating Expenses:

Selling expenses	2,078,492	1,982,635	4,414,272	3,363,113
General and administrative expenses	2,578,617	1,720,113	5,504,115	3,363,258
Total Operating Expenses	4,657,109	3,702,748	9,918,387	6,726,371
Income from Operations	5,754,185	5,751,808	11,481,764	11,163,745

Other Incomes/(Expenses):
Interest income	388,207	248,402	678,415	437,715
Other income	14,592	99,255	19,950	121,292
Interest expense	(2,438,976)	(2,335,293)	(4,167,516)	(3,870,103)
Other expense	(477,176)	(209,349)	(858,667)	(275,063)
Total Other Expenses, net	(2,513,353)	(2,196,985)	(4,327,818)	(3,586,159)

Income Before Taxes	3,240,832	3,554,823	7,153,946	7,577,586
Income tax (expense)/benefit	(460,504)	(621,742)	400,329	(1,231,937)
Net Income	$2,780,328	$2,933,081	$7,554,275	$6,345,649

Basic Earnings per Share	$0.07	$0.07	$0.19	$0.16
Diluted Earnings per Share	$0.07	$0.07	$0.19	$0.16

Basic Weighted Average Shares Outstanding	40,487,224	40,715,602	40,602,179	40,715,602
Diluted Weighted Average Shares Outstanding	40,487,224	40,715,602	40,602,179	40,715,602

Net Income	$2,780,328	$2,933,081	$7,554,275	$6,345,649
Foreign currency translation adjustment	1,375,046	2,523,968	3,862,447	5,600,766
Comprehensive Income	$4,155,374	$5,457,049	$11,416,722	$11,946,415

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$7,554,275	$6,345,649
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	4,179,300	3,784,283
Deferred tax assets	(47,431)	2,037
Foreign currency exchange (gain)/loss	(686,395)	23,198
Stock based compensation	61,257	62,737
Gain on disposal of assets	-	(4,710)
Changes in current assets and liabilities:
Trade accounts receivable, net	(7,624,315)	6,424,518
Other receivable and prepayment	269,075	(359,606)
Advances to suppliers	6,087,748	(3,224,708)
Advances to suppliers - related parties	1,984,400	(16,321,928)
Inventory	(46,491,155)	896,374
Accounts payable	60,932,832	(11,839,274)
Advances from customers	(5,520,486)	4,222,928
Other payables and accrued expenses	222,530	(800,652)
Other payables - related parties	(601,014)	107,084
Net Cash Provided by/(Used In) Operating Activities	20,320,621	(10,682,070)

Cash Flows from Investing Activities:
Changes in notes receivable	(526,505)	(798,557)
Purchase of property, plant and equipment, net of value added tax refunds received	(9,786,882)	(831,690)
Proceeds from disposal of assets	-	5,949
Net changes in restricted cash	(50,625,460)	4,724,215
Net Cash Provided by/(Used In) Investing Activities	(60,938,847)	3,099,917

Cash Flows from Financing Activities:
Proceeds from loans	128,876,501	71,169,376
Repayment of loans	(102,275,514)	(68,146,301)
Payments on repurchase of common stock	(534,269)	-
Net Cash Provided by Financing Activities	26,066,718	3,023,075

Effect of Exchange Rate Changes on Cash and Cash Equivalents	228,347	339,142

Net Change in Cash and Cash Equivalents	(14,323,161)	(4,219,936)
Cash and Cash Equivalents at Beginning of Period	21,324,931	13,336,736
Cash and Cash Equivalents at End of Period	$7,001,770	$9,116,800

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 7)	$10,263,357	$9,870,221
Supplemental Cash Flow Information:
Cash paid during the period for interest	$(3,915,785)	$(3,583,122)
Cash received/(paid) during the period for income tax	$6,019	$(1,404,237)

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited and subsidiaries (the “Company”) includes its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”), Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) and Sutor Technology Co., Ltd (“Sutor Technology”) as of December 31, 2011.

Ningbo Zhehua was organized under the laws of the People’s Republic of China (the “PRC”) on April 5, 2004. On November 10, 2009, pursuant to the Equity Transfer Agreement (the “Agreement”), Changshu Huaye acquired 100% of the equity interests of Ningbo Zhehua from Shanghai Huaye Iron & Steel Co., Ltd., (an entity under common control with the Company) (“Shanghai Huaye”) for approximately $6,615,825 in cash. The acquisition was a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.

Nature of Operations - The Company’s operations are located in the PRC. For the three months ended December 31, 2011 and 2010, approximately 86.7% and 92.4%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. For the six months ended December 31, 2011 and 2010, approximately 83.5% and 92.8%, respectively, of the Company’s revenue was derived from sales within the PRC of steel products. A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. For the three months ended December 31, 2011 and 2010, approximately 23.0% and 44.0%, respectively, of the Company’s revenues was derived from Shanghai Huaye and its subsidiaries, and approximately 45.9% and 53.0%, respectively, of the Company’s purchases was from Shanghai Huaye and its subsidiaries. For the six months ended December 31, 2011 and 2010, approximately 23.8% and 52.7%, respectively, of the Company’s revenues was derived from Shanghai Huaye and its subsidiaries, and approximately 38.9% and 60.4%, respectively, of the Company’s purchases was from Shanghai Huaye and its subsidiaries. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua primarily manufactures heavy steel pipe. Sutor Technology engages in trading of steel products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Sutor Technology Group Limited and its subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash – The Company's total restricted cash balance was approximately $124.4 million and $72.3 million as of December 31, 2011 and June 30, 2011, respectively. The restricted cash primarily consists of certificates of deposit and cash deposits for serving the note payables with the banks.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

Functional Currency and Translating Financial Statements - In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52), foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items, including shareholder equity, are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. Sutor Technology Group Limited (incorporated in US) and Sutor Steel Technology Co., Ltd. (incorporated in BVI), maintain their books and records in U.S. dollars, “USD,” the currency of U.S.A., their functional currency. The Company’s subsidiaries based in PRC maintain their books and records in Renminbi (“RMB”), their functional currency. In translating the financial statements of the Company’s China subsidiaries from their functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

	December 31, 2011	December 31, 2010	June 30, 2011
Closing RMB : USD exchange rate at the period end	6.3585	6.6118	6.4635
Average 6 months RMB : USD exchange rate	6.3892	6.7237

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

The Company sells some products to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. Handling fees were $109,090 and $124,033 for the three months ended December 31, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations. Handling fees were $117,985 and $283,422 for the six months ended December 31, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. It will not have a material effect on the financial position, results of operations or cash flows when the Company adopts this standard in future.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of this standard is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,	June 30,
	2011	2011
Raw materials	$56,053,582	$18,991,085
Finished goods	37,711,897	27,294,440

	93,765,479	46,285,525
Less: allowance for obsolescence	(89,805)	(88,346)

Total Inventory, net	$93,675,674	$46,197,179

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Foreign invested enterprises and foreign enterprises doing business in the PRC are generally able to receive a refund of the value-added tax paid on property and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property and equipment when the refunds are collected. The refunds are a long-term asset as it can take up to three years to collect them from the PRC government. Investment tax credits are realized upon collection from the government.

As of December 31, 2011, certain of the Company’s property, plant and equipment of approximately $40 million was pledged to the bank to secure the loan granted to the Company.

Property and equipment consisted of the following:

	December 31,	June 30,
	2011	2011
Buildings and plant	$42,727,565	$40,388,929
Machinery	71,212,197	69,744,627
Office and other equipment	1,306,342	1,252,653
Vehicles	476,970	434,288
	115,723,074	111,820,497
Less: accumulated depreciation	(39,823,792)	(35,081,522)
	75,899,282	76,738,975
Construction in progress	10,181,282	2,364,156
Total Property, Plant and Equipment, net	$86,080,564	$79,103,131

No interest has been capitalized in construction in progress as of December 31, 2011 as the amount is insignificant.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Estimated useful lives
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the three months ended December 31, 2011 and 2010 was $2,039,718 and $1,890,772, respectively. Depreciation expense for the six months ended December 31, 2011 and 2010 was $ 4,142,954 and $3,749,746, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended December 31, 2011 and 2010 was $18,241 and $17,413, respectively. Amortization expense for the six months ended December 31, 2011 and 2010 was $36,346 and $34,537, respectively.

Information of intangible assets by segment is presented below:

As of December 31, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
Cost	$2,323,803	$1,328,294	$3,652,097
Accumulated Amortization	(373,941)	(180,189)	(554,130)
	$1,949,862	$1,148,105	$3,097,967

As of June 30, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
Cost	$2,286,053	$1,306,716	$3,592,769
Accumulated Amortization	(345,006)	(164,194)	(509,200)
	$1,941,047	$1,142,522	$3,083,569

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2012	$36,521
For the year ending June 30, 2013	73,042
For the year ending June 30, 2014	73,042
For the year ending June 30, 2015	73,042
For the year ending June 30, 2016	73,042
For the year ending June 30, 2017 and thereafter	2,769,278

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - LOANS

The Company’s loans consist of short and long-term loans from bank, and loans from an individual. The following schedules sets forth the Company’s loans as of the dates presented:

 Short-term and long-term loans comprised of the following:

		December 31,	June 30,
	Maturity Date	2011	2011
Bank loan at 4.78% interest, guaranteed by related party	7/8/2011	-	3,867,873
Bank loan at 4.78% interest, guaranteed by related party	7/28/2011	-	7,271,602
Bank loan at 2.85% interest, guaranteed by related party	8/17/2011	-	2,155,000
Bank loan at 2.85% interest, guaranteed by related party	8/18/2011	-	2,130,000
Bank loan at 4.78% interest, guaranteed by related party	8/20/2011	-	1,547,149
Bank loan at 4.78% interest, guaranteed by related party	8/22/2011	-	6,188,598
Bank loan at 5.85% interest, guaranteed by related party	8/30/2011	-	541,502
Bank loan at 4.78% interest, guaranteed by related party	9/6/2011	-	6,188,598
Bank loan at 4.78% interest, secured by property	9/30/2011	-	7,735,747
Bank loan at 4.92% interest, guaranteed by related party	10/13/2011	-	302,197
Bank loan at 5.81% interest, guaranteed by related party	10/18/2011	-	3,094,299
Bank loan at 0.43% interest, guaranteed by related party	10/21/2011	-	556,000
Bank loan at 5.00% interest, secured by property	10/24/2011	-	2,475,439
Bank loan at 5.27% interest, guaranteed by related party	10/26/2011	-	3,094,299
Bank loan at 5.00% interest, guaranteed by related party	11/10/2011	-	10,830,045
Bank loan at 6.31% interest, guaranteed by related party	11/15/2011	-	3,094,299
Bank loan at 5.00% interest, guaranteed by related party	11/17/2011	-	6,188,598
Loan at 6.00% interest, unsecured (1)	11/20/2011		2,859,995
Bank loan at 5.27% interest, guaranteed by related party	11/24/2011	-	5,260,308
Bank loan at 5.27% interest, guaranteed by related party	12/15/2011	-	10,056,471
Bank loan at 5.91% interest, guaranteed by related party	12/26/2011	-	1,547,149
Bank loan at 6.10% interest, guaranteed by related party	1/17/2012	2,094,834	-
Bank loan at 5.23% interest, guaranteed by related party	1/20/2012	2,359,047	2,320,724
Bank loan at 3.94% interest, unsecured	1/20/2012	215,000	-
Bank loan at 4.03% interest, unsecured	2/16/2012	735,000	-
Bank loan at 4.03% interest, unsecured	2/23/2012	780,000	-
Bank loan at 6.06% interest, guaranteed by related party	2/29/2012	3,145,396	3,094,299
Bank loan at 6.41% interest, secured by property	4/26/2012	3,145,396	-
Bank loan at 6.10% interest, unsecured	4/27/2012	3,145,396	-
Bank loan at 6.31% interest, secured by property	5/19/2012	3,145,396	3,094,299
Bank loan at 5.90% interest, guaranteed by related party	7/21/2012	7,391,680	-
Bank loan at 2.55% interest, secured by cash deposit	7/29/2012	10,000,000	-
Bank loan at 6.89% interest, guaranteed by related party	8/16/2012	6,290,792	-
Bank loan at 7.22% interest, guaranteed by related party	8/23/2012	1,572,698	-
Bank loan at 6.89% interest, guaranteed by related party	9/5/2012	4,718,094	-
Bank loan at 5.97% interest, secured by property	9/27/2012	6,290,792	-
Bank loan at 5.97% interest, secured by property	10/24/2012	2,516,317	-
Bank loan at 5.97% interest, secured by property	11/9/2012	7,863,490	-
Bank loan at 7.87% interest, guaranteed by related party	11/14/2012	3,145,396	-
Bank loan at 6.56% interest, secured by property	11/16/2012	6,290,792	-
Bank loan at 5.97% interest, secured by property	11/20/2012	5,347,173	-
Bank loan at 5.97% interest, secured by property	11/27/2012	3,145,396	-
Bank loan at 5.97% interest, secured by property	12/11/2012	10,222,535	-
Bank loan at 4.38% interest, unsecured	12/13/2012	9,500,000	-
Bank loan at 6.56% interest, secured by property	12/21/2012	3,931,745	-
Bank loan at 6.56% interest, unsecured	12/26/2012	1,572,698	-
Total Short-term loan		$108,565,063	$95,494,490

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - LOANS - continued

Long-term bank loan at 3.99% interest, unsecured	2/21/2013	17,124,500	17,124,500
Long-term bank loan at 3.97% interest, unsecured	2/21/2013	6,502,400	6,502,400
Long-term loan at 6.00% interest, unsecured (1)	12/31/2013	2,859,995	-
Long-term bank loan at 6.65% interest, unsecured	9/11/2014	11,638,848	-
Total Long-term loan		$38,125,743	$23,626,900

(1) On November 20, 2008, the Company entered into a loan agreement with Lin, Guihua, a third party individual. Pursuant to the agreement, the Company financed from Lin, Guihua amounted to $2,859,995 for working capital, with interest rate 6% per annum and matured on November 20, 2011. On November 20, 2011, the Company and Lin, Guihua entered into a supplementary agreement to extend the loan to December 31, 2013 with the same terms.

The weighted average interest rate for the short-term and long term loans outstanding as of December 31, 2011 is 5.52%.

NOTE 7 - RELATED PARTIES

Purchases from Related Parties

The Company sells its products to and buys raw materials from a number of companies which are owned or controlled by the principal stockholders. Revenues related to these transactions are shown separately in the accompanying unaudited condensed consolidated statements of operations. For the three months ended December 31, 2011 and 2010, purchases from these related parties totaled of $57,889,169 and $46,331,792, respectively. For the six months ended December 31, 2011 and 2010, purchases from these related parties totaled of $97,755,525 and $104,163,993, respectively.

Due from Related Parties

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, payables to and advanced sales deposits from related parties have been netted due to the right of offset. As of December 31, 2011 and June 30, 2011, the net amounts due from related parties were $116,782,481 and $116,772,842, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties

As of December 31, 2011, the Company had letters of credit totaling $4,089,015 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable – related parties and have been netted off with the advances to suppliers – related parties due to the right of offset.

Loans from Principal Shareholder

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

The maturity of the loans described above with total principal of $7,549,924 was extended to December 31, 2013 through an agreement between the Company and Ms. Chen dated as of December 1, 2009.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - RELATED PARTIES - continued

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period repaid Ms. Chen $2.5 million. The Company further paid off $1 million during the period ended March 31, 2010. The balance of the loan as of December 31, 2011 was $1,861,174 with no interest bearing and due on demand.

On May 10, 2011, the Company paid off $600,000 for the loan dated December 20, 2007 described above.

As of December 31, 2011, the accrued interest for the loans described above was $1,452,259. Since the Company has a right to offset the payables with amounts due from related parties, the aggregate amount of these notes and accrued interest of $10,263,357 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of December 31, 2011.

Rental Agreement with Principal Shareholder

On November 8, 2008, the Company entered into an agreement with the Principal Shareholder for the lease of 1,200 square meters of property in Changhsu, China.  Pursuant to the agreement, the Company will lease the property for three years, and pay the principal shareholder approximately $17,500 per month. The Company has accrued expense for this lease of $603,916 (RMB3,840,000) and $594,105 (RMB3,840,000) as of December 31, 2011 and June 30, 2011, respectively. This rental agreement has been terminated on June 1, 2011 through an agreement between the Principal Shareholder and the Company for its relocation since then.

On August 6, 2004, the Company entered into a 10 year lease agreement with its related company, Ningbo Huaye Steel Processing Co., Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,582.

NOTE 8 - INCOME TAXES

The Company is registered in United States and subject to the enterprise income tax within the United States at the applicable rate of 34% on the taxable income.

The Company’s subsidiaries registered in the PRC are subject to income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise.

In 2007, Jiangsu Cold-Rolled was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from calendar year 2007, and a 50% enterprise income tax deduction for the next three years thereafter, from 2009 to 2011.

In September 2010, Changshu Huaye was awarded the title of High-Tech Enterprises by Jiangsu provincial government. According to the PRC income tax laws, it is subject to enterprise income tax at a rate of 15% for calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between January and June 2010 and the Company received a refund on the over-paid portion of the EIT in July 2011.

Taxes payable are a component of other payables and accrued expenses in the accompanying unaudited condensed consolidated balance sheets and consisted of:

	December 31,	June 30,
	2011	2011
Value added tax	$(533,609)	$(1,473,990)
Income tax	2,319,802	2,645,198
Surtax, insurance, other	198,346	194,120
Total taxes payable	$1,984,539	$1,365,328

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - INCOME TAXES - continued

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Income before tax	$3,240,832	$3,554,823	$7,153,946	$7,577,586
Income tax computed at PRC statutory rate of 25%	810,208	888,706	1,788,487	1,894,396
True up differences	-	18,628	-	(30,586)
Benefit of favorable rates	(434,674)	(276,549)	(800,408)	(574,151)
Tax refund due to High-Tech Enterprise Qualification	(1,254)	-	(335,063)	-
Tax refund due to purchase of Domestic Equipments	(4,232)	-	(1,130,815)	-
Changes in valuation allowance	49,694	-	93,952	16
Tax effect of parent	(19,129)	(9,043)	(93,249)	(57,738)
Permanent difference	59,891	-	76,767	-
Total Income tax expense/(benefit)	$460,504	$621,742	$(400,329)	$1,231,937

Deferred tax assets comprised of the following:

	December 31,	June 30,
	2011	2011
Taxable loss carry forward	$194,224	$72,752
Stock based compensation	73,897	53,069
Allowance for doubtful trade accounts receivable	252,696	211,945
Allowance for doubtful other receivables	65,965	111,158
Allowance for doubtful advances to suppliers	76,047	66,656
Allowance for inventory obsolescence	22,451	22,086
Less: Valuation allowance	(268,121)	(174,169)
Total Deferred tax assets	$417,159	$363,497

The income tax expense comprised of the following:

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Current	$472,997	$684,932	$(352,898)	$1,261,320
Deferred	(12,493)	(63,190)	(47,431)	(29,383)
Total Income tax expense/(benefit)	$460,504	$621,742	$(400,329)	$1,231,937

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – ISSUANCE OF COMMON STOCK AND WARRANTS - continued

The following table summarizes warrant activity for the three months ended December 31, 2011:

	Warrants	Weighted- average exercise price
Outstanding as of June 30, 2011	685,000	3.76
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding as of December 31, 2011	685,000	$3.76

The aggregate intrinsic value as of December 31, 2011 and June 30, 2011 are $0.

NOTE 10 – STOCK-BASED COMPENSATION

Non-Vested Stock Grants

On February 1, 2010, the Company granted an executive 20,000 shares of restricted common stock with a grant date fair value of $3.04 per share as part of his remuneration for his service commencing February 1, 2010 for a one year period and vesting over that period.

On February 23, 2011, the Company granted an executive 30,000 shares of restricted common stock with a grant date fair value of $1.82 per share as part of his remuneration for his service commencing February 23, 2011 for a one year period. The restricted common stock will vest over a 12-month period. The amended agreement calls for a stock grant on each anniversary date through the end of the agreement.

Stock-based compensation expense for the three months ended December 31, 2011 and 2010 was $13,800 and $15,325, respectively. Stock-based compensation expense for the six months ended December 31, 2011 and 2010 was $27,600 and $30,650, respectively. The remaining $7,950 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock as of December 31, 2011 was $33,000.

Options

Stock Options granted to Key Employees

On April 27, 2010, the Board of Directors approved the grant of stock options to purchase 100,000 shares of the Company’s common stock under the “2009 Equity Incentive Plan” to certain key employees as reward for past services and to promote future performance. These options have an exercise price of $2.71 per share, expiring on the fifth anniversary of the grant date, and vest in three equal installments on each of the first, second and third anniversary of the vesting commencement date, which is April 27, 2010. The fair value of the options, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2%, expected dividend yield of 0%, expected volatility of 90% and an expected life of 5 years.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCK-BASED COMPENSATION - continued

Options - continued

Stock-based compensation expense for the three months ended December 31, 2011 and 2010 on the stock options were $16,829 and $16,044, respectively. Stock-based compensation expense for the six months ended December 31, 2011 and 2010 on the stock options were $33,657 and $32,087, respectively. The remaining $84,514 stock based compensation will be expensed over a weighted average service period of 1.3 years.

The following table summarizes the options activity as of December 31, 2011, and changes during the six months ended December 31, 2011:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2011	105,000	$2.71	3.87	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2011	105,000	$2.71	3.36	$-

Total intrinsic value of stock options outstanding as of December 31, 2011 and June 30, 2011 was $0.

NOTE 11 – TREASURY STOCK

On August 29, 2011, the Board of Directors authorized the Company to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. Any common stock repurchased by the Company became part of its treasury stock which was shown as a separate item on the unaudited condensed consolidated balance sheets. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of December 31, 2011, the Company had repurchased 459,822 shares of its common stock at a total cost of $534,269.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share:

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EARNINGS PER SHARE - continued

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income attributable to the common stockholders	$2,780,328	$2,933,081	$7,554,275	$6,345,649

Basic weighted-average common shares outstanding	40,487,224	40,715,602	40,602,179	40,715,602
Dilutive effect of options, warrants, and contingently issuable shares
Diluted weighted-average common shares outstanding	40,487,224	40,715,602	40,602,179	40,715,602

Earnings per share:
Basic	$0.07	$0.07	$0.19	$0.16
Diluted	$0.07	$0.07	$0.19	$0.16

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the three and six months ended December 31, 2011, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the options are larger than the average share price during the period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2011, the Company has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2012	$133,516
For the year ending June 30, 2013	189,663
For the year ending June 30, 2014	150,979
For the year ending June 30, 2015 and thereafter	12,582
Total	$486,740

Commitment for design project - On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of an office building and the cost of the design is $412,656 (RMB2,623,874).  The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval.  As of December 31, 2011, 20% of the cost, or $82,531 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT INFORMATION

The Company has four operating segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology Co., Ltd. as described in Note 1.

Factors Management Used to Identify the Enterprise’s Operating Segments - The Company’s operating segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Jiangsu Cold-Rolled offers cold-rolled steel strips, acid pickled steel and hot-dip galvanized steel products. Ningbo Zhehua trades steel and manufactures heavy steel pipe products and Sutor Technology engages in trading of steel products.

Certain segment information is presented below:

As of December 31, 2011 and for the three months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$34,394,636	$29,296,190	$15,312,363	$2,229,834	$1,837,959	$83,070,982
Revenue from related parties	1,923,874	22,884,493	15,449	-	-	24,823,816
Revenue from other operating segments	13,947,927	34,035,529	-	-	(47,983,456)	-
Total operating expenses	2,899,088	635,189	758,070	109,337	255,425	4,657,109
Interest income	102,364	252,206	32,603	211	823	388,207
Interest expense	366,304	1,726,891	76,505	-	269,276	2,438,976
Depreciation and amortization expense	568,098	993,785	233,163	262,913	-	2,057,959
Income tax expense/(benefit)	14,433	425,966	20,108	-	(3)	460,504
Net segment profit/(loss)	100,984	2,933,458	118,885	(99,701)	(273,298)	2,780,328
Capital expenditures, net of VAT refunds	38,123	8,639,509	340	-	-	8,677,972
Segment assets	$263,835,074	$318,454,628	$38,623,867	$34,130,881	$(172,724,672)	$482,319,778

As of December 31, 2010 and for the three months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$13,484,340	$30,165,261	$8,405,773	$-	$3,665,330	$55,720,704
Revenue from related parties	21,615,970	22,051,358	35,083	-	-	43,702,411
Revenue from other operating segments	4,746,490	30,613,305	-	-	(35,359,795)	-
Total operating expenses	1,408,311	615,947	1,481,635	-	196,855	3,702,748
Interest income	50,888	177,787	19,727	-	-	248,402
Interest expense	208,422	1,967,451	25,025	-	134,395	2,335,293
Depreciation and amortization expense	548,186	1,138,041	221,958	-	-	1,908,185
Income tax expense/(benefit)	423,537	246,602	(48,397)	-	-	621,742
Net segment profit/(loss)	1,236,317	1,668,412	(19,061)	-	47,413	2,933,081
Capital expenditures, net of VAT refunds	11,515	345,579	24,886	78,049	-	460,029
Segment assets	$192,351,988	$212,715,863	$29,546,125	$6,691,730	$(138,999,700)	$302,306,006

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 - SEGMENT INFORMATION - continued

As of December 31, 2011 and for the six months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$68,661,782	$64,370,885	$29,636,336	$3,132,073	$15,666,421	$181,467,497
Revenue from related parties	3,711,726	52,765,496	145,696	-	-	56,622,918
Revenue from other operating segments	27,645,948	61,678,380	-	-	(89,324,328)	-
Total operating expenses	6,286,922	1,221,535	1,633,961	290,180	485,789	9,918,387
Interest income	303,256	300,141	73,813	382	823	678,415
Interest expense	725,325	2,854,211	159,728	-	428,252	4,167,516
Depreciation and amortization expense	1,131,215	2,324,389	460,783	262,913	-	4,179,300
Income tax expense/(benefit)	(248,967)	(367,572)	104,658	-	111,552	(400,329)
Net segment profit/(loss)	728,558	6,387,163	370,259	(276,731)	345,026	7,554,275
Capital expenditures, net of VAT refunds	63,312	9,451,116	90,792	-	-	9,605,220
Segment assets	$263,835,074	$318,454,628	$38,623,867	$34,130,881	$(172,724,672)	$482,319,778

As of December 31, 2010 and for the six months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$22,910,388	$49,177,749	$14,509,804	$-	$8,682,922	$95,280,863
Revenue from related parties	49,146,109	56,776,506	166,733	-	-	106,089,348
Revenue from other operating segments	9,340,871	54,337,638	-	-	(63,678,509)	-
Total operating expenses	3,462,904	869,969	2,017,126	63	376,309	6,726,371
Interest income	233,882	181,364	22,469	-	-	437,715
Interest expense	434,110	3,124,089	43,114	-	268,790	3,870,103
Depreciation and amortization expense	1,087,184	2,257,345	439,754	-	-	3,784,283
Income tax expense/(benefit)	701,103	560,102	(29,268)	-	-	1,231,937
Net segment profit/(loss)	2,091,376	4,063,397	45,273	(63)	145,666	6,345,649
Capital expenditures, net of VAT refunds	13,668	713,450	26,523	78,049	-	831,690
Segment assets	$192,351,988	$212,715,863	$29,546,125	$6,691,730	$(138,999,700)	$302,306,006

NOTE 15 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December 31, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Geographic Area	2011	2010	2011	2010
People's Republic of China	$93,544,542	$91,855,416	$198,905,773	$186,772,519
Other Countries	14,350,256	7,567,699	39,184,642	14,597,692
Total	$107,894,798	$99,423,115	$238,090,415	$201,370,211

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date of these financial statements were issued and has determined that there are no material recognizable subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•	“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Sutor BVI, Sutor Technology, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua;

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;

•	“Sutor Technology” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;

•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;

•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;

•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;

•	“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao, are 100% owners, and its subsidiaries;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” are to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview of our Business

We are one of the leading China-based non-state-owned manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin and value-added finished steel products including hot-dip galvanized steel (HDG steel) and prepainted galvanized steel (PPGI). In addition, we produce acid pickled steel (AP steel) and cold-rolled steel, which represent the least processed of our finished products. Our product offerings also include welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. We believe our vertical integration allows us to maintain more stable margins for our HDG steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, household appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia, and South America.

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

Executive Overview of Quarterly Results

In the fiscal second quarter of fiscal 2012, we generated higher revenue and gross profit primarily due to higher average selling prices as compared to the same period last year. During this period, our net income declined slightly as a result of increased general and administrative expenses primarily due to business expansion and a recent inflationary environment in China. The strong demand for our hot-dip galvanized steel products and increased average selling prices were the major drivers for our higher sales. Further, our reliance on related parties’ distribution network continued to decline as we expanded our own sales channels. Approximately 77% of our total revenue was derived from direct sales in the three months ended December 31, 2011 as compared to approximately 56% in the same period last year. During the quarter, we continued to make progresses on the construction of the high precision cold-roll steel production line with a designed annual capacity of 500,000-metric tons. We expect that this facility will start commercial operations in the second half of calendar year 2012.

The following summarizes the major financial information for the second fiscal quarter:

•	Revenue: Revenue was $107.9 million for the three months ended December 31, 2011, an increase of $8.5 million, or 8.6%, from $99.4 million for the same period last year.

•	Gross Profit and Margin: Gross profit was $10.4 million for the three months ended December 31, 2011, as compared to $9.5 million for the same period last year. Gross margin was approximately 9.6% for the three months ended December 31, 2011, as compared to approximately 9.6% for the same period last year.

•	Net Income: Net income was $2.8 million for the three months ended December 31, 2011, a decrease of $0.1 million, or approximately 3.4%, from $2.9 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.07 for the three months ended December 31, 2011, as compared to approximately $0.07 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other in Changshu, Jiangsu, and use largely the same management resources. Ningbo Zhehua is located in Ningbo, Zhejiang. We have set up a new reportable segment Sutor Technology effective July 1, 2011 as our subsidiary. Sutor Technology is primarily engaged in R&D, marketing and sales of our products. See Note 14, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

In the three months ended December 31, 2011 and 2010, Changshu Huaye generated revenue of approximately $38.2 million and $38.8 million, which represented approximately 35.4% and 39.0% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of approximately $52.2 million and $52.2 million in the three months ended December 31, 2011 and 2010, which represented approximately 48.4% and 52.5% of our total revenue, respectively. In the three months ended December 31, 2011 and 2010, Ningbo Zhehua generated revenue of approximately $15.3 million and $8.4 million, which represented approximately 14.2% and 8.5% of our total revenue, respectively. In addition, in the second quarter of fiscal year 2012, Sutor Technology generated revenue of approximately $2.2 million.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 23.0% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2011, as compared to approximately 44.0% last year. We continued to expand our own sales channels in this quarter. At the same time, we also took advantage of Shanghai Huaye’s extensive logistics network and the economy of scale when purchasing raw materials.

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

In the three months ended December 31, 2011, approximately $57.9 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended December 31, 2011, gross margin for domestic and international sales was approximately 9.1% and 13.1%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 14.9%, 7.0% and 6.7%, respectively. As Sutor Technology just commenced operations, its gross margin was 0.42% in this quarter.

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

Our selling expenses are generally affected by the amount of international sales, unit shipping cost, use of free-on-board (FOB) or cost-insurance-freight (CIF), as well as the choice our customers make regarding who arrange the transportation services. The transportation costs for our international sales are generally higher than domestic sales. CIF usually results in higher selling expenses than FOB. Finally, some customers may come to our factories to pick up their orders whereas others may ask us to arrange transportation for them. In the latter, we usually charge a higher price.

Provision for Income Taxes

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. Sutor BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified enterprise income tax, or EIT, of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, established in the PRC, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and we have received a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2009, 2010 and 2011. Jiangsu Cold-Rolled will be subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology are subject to an EIT of 25% and have no preferential tax treatments.

Results of Operations

Comparison of Three Months Ended December 31, 2011 and December 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$83,071	77.0%	$55,721	56.0%
Revenue from related parties	24,824	23.0%	43,702	44.0%
Total	107,895	100.0%	99,423	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	74,931	69.5%	50,291	50.6%
Cost of revenue from related parties	22,553	20.9%	39,678	39.9%
Total	97,484	90.4%	89,969	90.5%
Gross Profit	10,411	9.6%	9,455	9.5%
Operating Expenses
Selling expense	2,078	1.9%	1,983	2.0%
General and administrative expense	2,579	2.4%	1,720	1.7%
Total Operating Expenses	4,657	4.3%	3,703	3.7%
Income from Operations	5,754	5.3%	5,752	5.8%
Other Income (Expense)
Interest income	388	0.4%	248	0.2%
Other income	15	0.0%	99	0.1%
Interest expense	(2,439)	(2.3)%	(2,335)	(2.3)%
Other expense	(477)	(0.4)%	(209)	(0.2)%
Total Other Income (Expense)	(2,513)	(2.3)%	(2,197)	(2.2)%
Income Before Taxes	3,241	3.0%	3,555	3.6%
Income tax (expense)/benefit	(461)	(0.4)%	(622)	(0.6)%
Net Income	$2,780	2.6%	$2,933	3.0%

Revenue. For the three months ended December 31, 2011, revenue was approximately $107.9 million, compared to $99.4 million for the same period last year, an increase of approximately $8.5 million, or 8.6%. The increase was mainly attributable to both increased sales volume due to improved capacity utilization and higher average selling prices, or ASP, for our HDG products. During the fiscal second quarter of 2012, sales volume and ASP of our HDG products increased approximately 10.5% and 10.4%, respectively, as compared to the same period of fiscal 2011. In addition, we benefited from the significant improvement in our steel pipe manufacturing business at Ningbo Zhehua, whose sales rose by approximately 82.1% as compared to the same period last year as we completed a large customer order in December 2011. However, we experienced lower sales of cold rolled steel products as we used more of them internally for the production of our other products during the second fiscal quarter and from PPGI products due to changes in product mix.

The following table sets forth revenue by geography and by business segments for the three months ended December 31, 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$93,545	86.7%	$91,855	92.4%
Other Countries	14,350	13.3%	7,568	7.6%

Segment Data
Changshu Huaye	$38,156	35.4%	$38,765	39.0%
Jiangsu Cold-Rolled	52,181	48.4%	52,217	52.5%
Ningbo Zhehua	15,,328	14.2%	8,441	8.5%
Sutor Technology	2,230	2.0%

On a geographic basis, revenue generated from outside of China was approximately $14.4 million, or 13.3% of the total revenue, for the three months ended December 31, 2011, as compared to $7.6 million, or 7.6% of the total revenue, for the same period in 2010. The increase was mainly resulted from our efforts to expand product penetration into new markets, increase brand recognition, and foster acceptance of our products in the international markets.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was approximately $38.2 million for the three months ended December 31, 2011, a decrease of approximately $0.6 million, or 1.6%, from approximately $38.8 million in the same period last year. The decrease mainly resulted from a reduction in production of low-end PPGI products as we shifted our focus to produce high-end and more profitable PPGI products, partially offset by higher HDG volumes and the ASP.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled remained stable at approximately $52.2 million for the three months ended December 31, 2011, as compared at approximately $52.2 million for the same period last year. The impact of lower sales of cold-rolled steel of approximately $4.8 million due to more in-house produced cold-rolled steel used to feed the HDG and PPGI production lines as well as lower revenue of approximately $2.0 million from acid pickled steel was offset by higher sales volume and the ASP of our HDG Steel products utilizing our 400,000 MT HDG production lines. We generated approximately $43.3 million from these HDG production lines in the three months ended December 31, 2011 as compared to approximately $37.4 million in the same period last year.

Revenue contributed by Ningbo Zhehua was approximately $15.3 million for the three months ended December 31, 2011, an increase of $6.9 million, or approximately 82.1% from $8.4 million in the same period in 2010, primarily resulting from a significant increase in the sales of spiral steel pipes and other products as we completed a large customer order in December 2011.

In terms of sales involving related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2011 increased $27.4 million, or 49.2%, to $83.1 million from $55.7 million in the same period in 2010 as we continued to expand our own sales channels.

Cost of revenue. Cost of revenue increased approximately $7.5 million, or 8.3%, to $97.5 million in the three months ended December 31, 2011, from approximately $90.0 million in the same period in 2010. As a percentage of revenue, cost of revenue remained stable at approximately 90.4% in the three months ended December 31, 2011, as compared to the same period last year. The increased amount of the cost of revenue was generally in line with the increased sales revenue.

Gross profit and gross margin. Gross profit increased approximately $0.9 million to $10.4 million in the three months ended December 31, 2011 from $9.5 million in the same period in 2010. Gross profit as a percentage of revenue (gross margin) remained stable as 9.6% in the three months ended December 31, 2011 and 2010.

On a segment basis, gross margin for Changshu Huaye increased to 14.9% in the three months ended December 31, 2011 from 11.5% in the same period last year, mainly because of increased ASP and international sales. Gross margin for Jiangsu Cold-Rolled increased to 7.0% in the three months ended December 31, 2011 from 6.3% in the same period last year, mainly due to the higher capacity utilization of our new HDG production lines, which reduced the average unit production cost. Gross margin for Ningbo Zhehua decreased to 6.7% in the three months ended December 31, 2011, as compared to 18.1% in the same period in 2010, mainly because we sold more low-margin spiral steel pipes.

Total operating expenses. Our total operating expenses increased approximately $1.0 million to $4.7 million in the three months ended December 31, 2011, from $3.7 million in the same period in 2010. As a percentage of revenue, our total operating expenses increased to approximately 4.3% in the three months ended December 31, 2011 from 3.7% in the same period in 2010.

Selling expenses. Our selling expenses increased approximately $0.1 million to $2.1 million in the three months ended December 31, 2011, from $2.0 million in the same period in 2010. As a percentage of revenue, our selling expenses decreased to 1.9% for the three months ended December 31, 2011, from 2.0% for the same period last year.

General and administrative expenses. General and administrative expenses increased $0.9 million to $2.6 million, or 2.4% of the total revenue, in the three months ended December 31, 2011, from $1.7 million, or 1.7% of the revenue, in the same period in 2010. The increased general and administrative expenses were primarily due to business expansion, increased labor costs and insurance premiums, and higher management expenses as a result of the recent overall inflationary environment in China. Compared with the same period of last year, our wages and salaries increased by approximately $0.4 million, insurance premiums by $0.2 million, and office expenses by $0.1 million as we moved into a new office building in May 2011.

Interest expense. Our interest expense increased $0.1 million to $2.4 million in the three months ended December 31, 2011, from $2.3 million in the same period in 2010. As a percentage of revenue, our interest expenses was 2.3% of the total revenue in the three months ended December 31, 2011, compared to 2.3% in the same period in 2010.

Provision for income taxes. Our income tax expense decreased to approximately $0.5 million due to lower taxable income in the three months ended December 31, 2011, from $0.6 million in the same period last year.

Net income. Net income, without including the foreign currency translation adjustment, decreased approximately $0.1 million, or 3.4%, to $2.8 million in the three months ended December 31, 2011, from $2.9 million in the same period in 2010, as a cumulative result of the above factors.

Comparison of Six Months Ended December 31, 2011 and December 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$181,467	76.2%	$95,281	47.3%
Revenue from related parties	56,623	23.8%	106,089	52.7%
Total	238,090	100%	201,370	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	165,952	69.7%	86,038	42.7%
Cost of revenue from related parties	50,738	21.3%	97,442	48.4%
Total	216,690	91.0%	183,480	91.1%
Gross Profit	21,400	9.0%	17,890	8.9%
Operating Expenses
Selling expense	4,414	1.9%	3,363	1.7%
General and administrative expense	5,504	2.3%	3,363	1.7%
Total Operating Expenses	9,918	4.2%	6,726	3.3%
Income from Operations	11,482	4.8%	11,164	5.5%
Other Income (Expense)
Interest income	678	0.3%	438	0.2%
Other income	20	0.0%	121	0.1%
Interest expense	(4,167)	(1.8)%	(3,870)	(1.9)%
Other expense	(859)	(0.3)%	(275)	(0.1)%
Total Other Income (Expense)	(4,328)	(1.8)%	(3,586)	(1.7)%
Income Before Taxes	7,154	3.0%	7,578	3.8%
Income tax (expense)/benefit	400	0.2%	(1,232)	(0.6)%
Net Income	$7,554	3.2%	$6,346	3.2%

Revenue. For the six months ended December 31, 2011, revenue was $238.1 million, compared to $201.4 million for the same period last year, an increase of approximately $36.7 million, or 18.2%. The increase was mainly attributable to both ASP increases and sales volume increases for our major products including HDG and PPGI products as compared to the same period last year. The sales revenue from our PPGI products, HDG products and steel pipes business, increased approximately 27.8%, 25.0%, and 103.0%, respectively, partially offset by lower revenue from our cold-rolled products as more cold-rolled products were used internally as intermediate products to produce HDG steel and PPGI.

The following table sets forth revenue by geography and by business segments for the six months ended December 31, 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$198,906	83.5%	$186,772	92.8%
Other Countries	39,185	16.5%	14,598	7.2%

Segment Data
Changshu Huaye	$88,040	37.0%	$80,739	40.1%
Jiangsu Cold-Rolled	117,137	49.2%	105,954	52.6%
Ningbo Zhehua	29,782	12.5%	14,677	7.3%
Sutor Technology	3,132	1.3%

On a geographic basis, revenue generated from outside of China was $39.2 million, or 16.5% of the total revenue, for the six months ended December 31, 2011, as compared to $14.6 million, or 7.2% of the total revenue, for the same period in 2010. The increase was mainly resulted from our efforts to expand product penetration into new and existing markets, increase brand recognition, and foster acceptance of our products in the international markets.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was approximately $88.0 million for the six months ended December 31, 2011, an increase of $7.3 million, or 9.0%, from $80.7 million in the same period last year. The increase was primarily due to both higher sale volume and ASP for our PPGI products in the six months ended December 31, 2011 than in the same period last year.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was approximately $117.1 million for the six months ended December 31, 2011, an increase of $11.1 million, or 10.5%, from approximately $106.0 million for the same period last year, mainly as a result of higher sales volume and the ASP of our HDG steel products utilizing our 400,000 MT HDG production lines, partially offset by lower revenue of approximately $16.3 million from our cold-rolled products as more cold-rolled products were used internally as intermediate products for HDG steel PPGI products. We generated approximately $90.8 million from these HDG production lines in the six months ended December 31, 2011 as compared to approximately $64.5 million in the same period last year, or up $26.4 million.

Revenue contributed by Ningbo Zhehua was $29.8 million for the six months ended December 31, 2011, an increase of $15.1 million from $14.7 million in the same period in 2010, primarily resulting from a significant increase in the sales of spiral steel pipes.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2011 increased $86.2 million, or 90.5%, to $181.5 million from $95.3 million in the same period in 2010.

Cost of revenue. Cost of revenue increased $33.2 million, or 18.1%, to $216.7 million in the six months ended December 31, 2011 from $183.5 million in the same period in 2010. As a percentage of revenue, cost of revenue decreased slightly to 91.0% in the six months ended December 31, 2011 from 91.1% in the same period last year. We believe the increase in cost of revenue was generally in line with the increase in sales revenue.

Gross profit and gross margin. Gross profit increased $3.5 million to $21.4 million in the six months ended December 31, 2011 from $17.9 million in the same period in 2010. Gross profit as a percentage of revenue (gross margin) was 9.0% in the six months ended December 31, 2011, as compared to 8.9% in the same period in 2010.

On a segment basis, gross margin for Changshu Huaye increased to 12.9% in the six months ended December 31, 2011 from 10.7% in the same period last year, mainly because it exported more products in the six months ended December 31, 2011 than the same period in 2010 and our international sales generally have a higher gross margin than domestic sales. Gross margin for Jiangsu Cold-Rolled increased to 6.3% in the six months ended December 31, 2011 from 5.8% in the same period last year, mainly due to the higher capacity utilization of our new HDG production lines, which reduced the average unit production costs. Gross margin for Ningbo Zhehua decreased to 7.9% in the six months ended December 31, 2011, as compared to approximately 15.0% in the same period in 2010, mainly because we offered discounted prices to certain customers in new markets to establish long-term relationships and gain market shares. We also sold more low-margin spiral steel pipes during this period of time.

Total operating expenses. Our total operating expenses increased approximately $3.2 million to $9.9 million in the six months ended December 31, 2011 from $6.7 million in the same period in 2010. As a percentage of revenue, our total operating expenses increased to 4.2% in the six months ended December 31, 2011 from 3.3% in the same period in 2010.

Selling expenses. Our selling expenses increased approximately $1.0 million to $4.4 million in the six months ended December 31, 2011, from $3.4 million in the same period in 2010. As a percentage of revenue, our selling expenses increased to 1.9% for the six months ended December 31, 2011, from 1.7% for the same period last year. The dollar and percentage increase of selling expenses was primarily due to the increased international sales which generally had relatively higher shipping costs than domestic sales.

General and administrative expenses. General and administrative expenses increased $2.1 million to $5.5 million, or 2.3% of the total revenue, in the six months ended December 31, 2011, from $3.4 million, or 1.7% of revenue, in the same period in 2010. The increased general and administrative expenses were mainly because the increased labor costs, insurance premiums, administrative and startup expenses associated with Sutor Technology and management expenses caused by overall inflationary environment in China.

Interest expense. Our interest expense increased $0.3 million to $4.2 million in the six months ended December 31, 2011, from $3.9 million in the same period in 2010 mainly due to higher interest rate for bank loans. As a percentage of revenue, our interest expenses decreased to 1.8% in the six months ended December 31, 2011, from 1.9% in the same period in 2010.

Provision for income taxes. Our income tax benefit was $0.4 million in the six months ended December 31, 2011 as compared to the income expense of $1.2 million in the same period last year, primarily due to tax refunds. In the six months ended December 31, 2011, Changshu Huaye and Jiangsu Cold-Rolled received tax refunds of $0.3 million and $1.1 million, respectively.

Net income. Net income, without including the foreign currency translation adjustment, increased $1.3 million, or 20.6%, to $7.6 million in the six months ended December 31, 2011, from $6.3 million in the same period in 2010, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this report were borrowings through short-term bank and private loans and long-term notes payable. Our operating activities provided approximately $20.3 million of cash in the six months ended December 31, 2011. As of December 31, 2011, our total indebtedness to non-related parties under existing short-term loans was approximately $108.6 million. We also had approximately $38.1 million under long-term notes payable to non-related parties. We had no notes payable to related parties, however, approximately $30.7 million of our short-term notes payable were guaranteed by Shanghai Huaye and its affiliates. As of December 31, 2011, we also had an unused line of credit with banks of approximately $31.4 million (RMB 200 million) which entitled us to draw bank loans for general corporate purposes.

Short-term bank and private loans and notes payable are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We expect to renew our short term loans when they become due.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to the current or future domestic and global economic recessions, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes.

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

As of December 31, 2011, we had cash and cash equivalents (excluding restricted cash) of $7.0 million and restricted cash of $124.4 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	2011	2010
Net cash (used in) provided by operating activities	$20,321	$(10,682)
Net cash (used in) provided by investing activities	(60,939)	3,100
Net cash provided by financing activities	26,067	3,023
Effect of foreign currency translation on cash and cash equivalents	228	339
Net cash flows	(14,323)	(4,220)

Operating Activities

Net cash provided by operating activities was approximately $20.3 million for the six months ended December 31, 2011, an increase of approximately $31.0 million from approximately $10.7 million of cash used in operating activities for the same period last year. The increase in net cash provided by operating activities was primarily due to increases in accounts payable, partially offset by the increased cash outflow for accounts receivable and inventory for the six months ended on December 31, 2011 as compared with the same period last year. At the year end of 2011, because we acquired more raw materials, our payment process slowed down. In addition, we increased inventories in anticipation of increased business needs.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during the six months ended December 31, 2011 was approximately $60.9 million, as compared to $3.1 million of cash provided by investing activities for the same period in 2010. The significant increase in net cash used for investing activities was primarily due to an increase in changes in restricted cash of approximately $55.3 million for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. We increased the amount of restricted cash in an effort to secure more bank loans and maintain liquidity as the money supply was tight in China.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2011 totaled $26.1 million, as compared to $3.0 million for the same period in 2010. The increase in net cash provided by financing activities was mainly due to an increase in proceeds from bank loans, partially offset by the cash used to pay back the debts that matured during the period.

As of December 31, 2011, the amount, maturity date and term of each of our loans were as follows:

(All amounts in million of U.S. dollars)

		Starting	Maturity
Lender	Amount*	Date	Date	Guarantor**
Industrial and Commercial Bank of China, Changshu Branch	$3.15	2011-05-20	2012-05-19	Changshu Huaye
The Agricultural Bank of China, Singapore Branch	10.00	2011-07-29	2012-07-29	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	3.15	2011-10-28	2012-04-26	Jiangsu Cold-Rolled, Shanghai Huaye
Communications Bank of China, Changshu Branch	3.15	2011-11-14	2012-11-14	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.15	2011-11-28	2012-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	6.29	2011-11-17	2012-11-16	None
The Agricultural Bank of China, Changshu Branch	3.93	2011-12-22	2012-12-21	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	0.22	2011-11-07	2012-01-20	Jiangsu Cold-Rolled
Construction Bank of China, Changshu Branch	0.78	2011-12-05	2012-02-23	Jiangsu Cold-Rolled
Construction Bank of China, Changshu Branch	0.74	2011-12-05	2012-02-16	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	2.36	2011-01-21	2012-01-20	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.15	2011-03-02	2012-02-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.39	2011-07-25	2012-07-21	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.29	2011-08-19	2012-08-16	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.72	2011-09-05	2012-09-05	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.29	2011-09-28	2012-09-27	None
Communications Bank of China, Changshu Branch	11.64	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.52	2011-10-25	2012-10-24	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.36	2011-10-31	2012-04-27	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.86	2011-11-10	2012-11-09	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.79	2011-11-02	2012-04-27	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.35	2011-11-21	2012-11-20	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	10.22	2011-12-12	2012-12-11	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.57	2011-12-28	2012-12-26	Changshu Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2011-12-29	2012-12-13	Jiangsu Cold-Rolled
Shenzhen Development Bank	1.57	2011-08-23	2012-08-23	Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	2.09	2011-10-21	2012-01-17	Shanghai Huaye
Lin, GuiHua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	None
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	None
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	None
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	None
Macao International Bank Co., LTD	1.72	2011-04-11	2013-02-21	None
Total	$146.69

* Calculated on the basis that $1 = RMB 6.36

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in material compliance with these debt covenants as of December 31, 2011.

In the coming 12 months, we will have approximately $108.6 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Sutor Technology Group Limited and its subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Functional Currency and Translating Financial Statements - In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52), foreign currency transactions in RMB are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items, including shareholder equity, are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. Sutor Technology Group Limited (incorporated in US) and Sutor Steel Technology Co., Ltd. (incorporated in BVI), maintain their books and records in U.S. dollars, “USD,” the currency of U.S.A., their functional currency. The Company’s subsidiaries based in PRC maintain their books and records in Renminbi (“RMB”), their functional currency. In translating the financial statements of the Company’s China subsidiaries from their functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

	December 31, 2011	December 31, 2010	June 30, 2011
Closing RMB : USD exchange rate at the period end	6.3585	6.6118	6.4635
Average 6 months RMB : USD exchange rate	6.3892	6.7237

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

The Company sells some products to affiliates, who in turn sell the product to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. Handling fees were $109,090 and $124,033for the three months ended December 31, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations. Handling fees were $117,985and $283,422for the six months ended December 31, 2011 and 2010 respectively and have been classified as selling expenses in the statement of operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820)”: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04will not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)”.The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. It will not have a material effect on the financial position, results of operations or cash flows when the Company adopts this standard in future.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of this standard is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Yongfei Jiang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on our assessment, Ms. Chen and Mr. Jiang determined that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

During the second quarter of fiscal year 2012, we repurchased 402,887 shares of our common stock for $474,024 using available cash resources. The repurchases occurred in the open market. As of December 31, 2011, approximately $4.5 million remained of our $5 million repurchase program that we announced on August 30, 2011. The program expires August 31, 2012 but may be suspended or discontinued at any time without notice.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased under the Program (in millions)
October 1, 2011 – October 31, 2011	180,600	$1.08	180,600	4.75
November 1, 2011 – November 30, 2011	193,687	$1.26	193,687	4.50
December 1, 2011 – December 31, 2011	28,600	$1.13	28,600	4.47
Total	402,887		402,887

No repurchase plans expired or were terminated during the second quarter of fiscal year 2012, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

Date: February 14, 2012	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

