Form 10-Q
period 2012-03-31
Sutor Technology Group LTD
filed 2012-05-11
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,345,780

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

 Period Ended March 31, 2012

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and Condensed Consolidated Balance Sheets as of June 30, 2011	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2012 and 2011	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-19

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,543,404	$21,324,931
Restricted cash	139,981,506	72,326,482
Short-term investments	4,747,962	-
Trade accounts receivable, net of allowance for doubtful accounts of $ 979,760 and $856,554, respectively	12,308,986	3,969,090
Other receivables and prepayments, net of allowance for doubtful accounts of $ 337,434 and $529,068, respectively	1,785,800	2,004,044
Advances to suppliers, related parties, net of allowance of $130,838 and $127,903, respectively	106,009,017	116,772,842
Advances to suppliers, third parties, net of allowance of $223,794 and $493,761, respectively	38,322,228	42,067,716
Inventory, net	84,052,192	46,197,179
Notes receivable	522,276	168,029
Deferred tax assets	361,117	363,497
Total Current Assets	393,634,488	305,193,810

Advances for Purchase of Long Term Assets	83,054	81,191
Property, Plant and Equipment, net	87,930,444	79,103,131
Intangible Assets, net	3,099,203	3,083,569
TOTAL ASSETS	$484,747,189	$387,461,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$111,271,085	$55,674,454
Advances from customers	10,364,964	11,737,085
Other payables and accrued expenses	3,665,614	4,840,135
Other payables - related parties	-	594,105
Short-term loans	136,706,341	95,494,490
Total Current Liabilities	262,008,004	168,340,269

Long-Term Loans	13,605,682	23,626,900
Total Liabilities	275,613,686	191,967,169

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.001 par value;
authorized: 500,000,000 shares as of March 31, 2012 and June 30, 2011;
issued: 40,805,602 shares and 40,745,602 shares as of March 31, 2012 and June 30, 2011, respectively;
outstanding: 40,345,780 and 40,745,602 as of March 31, 2012 and June 30, 2011, respectively	40,805	40,745
Additional paid-in capital	42,678,516	42,584,974
Statutory reserves	15,662,039	15,662,039
Retained earnings	115,910,157	107,137,213
Accumulated other comprehensive income	35,376,255	30,069,561
Less: Treasury stock, at cost	(534,269)	-
Total Stockholders' Equity	209,133,503	195,494,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$484,747,189	$387,461,701

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue:
Revenue	$77,293,342	$62,521,577	$258,760,839	$157,802,440
Revenue from related parties	32,641,713	38,853,040	89,264,631	144,942,388
	109,935,055	101,374,617	348,025,470	302,744,828

Cost of Revenue
Cost of revenue	71,781,784	57,017,557	237,734,303	143,055,256
Cost of revenue from related party sales	30,282,224	35,742,344	81,019,969	133,184,740
	102,064,008	92,759,901	318,754,272	276,239,996

Gross Profit	7,871,047	8,614,716	29,271,198	26,504,832

Operating Expenses:

Selling expenses	874,867	1,345,635	5,289,139	4,708,748
General and administrative expenses	2,272,424	1,718,186	7,776,539	5,081,444
Total Operating Expenses	3,147,291	3,063,821	13,065,678	9,790,192
Income from Operations	4,723,756	5,550,895	16,205,520	16,714,640

Other Incomes/(Expenses):
Interest income	368,561	188,697	1,046,976	626,412
Other income	85,323	2,594	105,273	123,886
Interest expense	(3,484,944)	(1,986,540)	(7,652,460)	(5,856,643)
Other expense	79,488	(210,479)	(779,179)	(485,542)
Total Other Expenses, net	(2,951,572)	(2,005,728)	(7,279,390)	(5,591,887)

Income Before Taxes	1,772,184	3,545,167	8,926,130	11,122,753
Income tax expense	(553,515)	(76,958)	(153,186)	(1,308,895)
Net Income	$1,218,669	$3,468,209	$8,772,944	$9,813,858

Basic Earnings per Share	$0.03	$0.09	$0.22	$0.24
Diluted Earnings per Share	$0.03	$0.09	$0.22	$0.24

Basic Weighted Average Shares Outstanding	40,345,780	40,727,935	40,531,461	40,719,653
Diluted Weighted Average Shares Outstanding	40,345,780	40,727,935	40,531,461	40,719,653

Net Income	$1,218,669	$3,468,209	$8,772,944	$9,813,858
Foreign currency translation adjustment	1,444,247	1,231,987	5,306,694	6,832,753
Comprehensive Income	$2,662,916	$4,700,196	$14,079,638	$16,646,611

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$8,772,944	$9,813,858
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	6,492,260	5,715,855
Deferred tax assets	10,738	54,587
Foreign currency exchange (gain)/loss	(392,608)	191
Stock based compensation	93,602	89,446
Loss/(gain) on disposal of property, plant and equipment	72,892	(4,447)
Changes in current assets and liabilities:
Trade accounts receivable, net	(8,291,096)	(5,228,146)
Other receivable and prepayment	264,671	(1,017,248)
Advances to suppliers	4,718,122	(15,922,866)
Advances to suppliers - related parties	13,630,723	(13,346,284)
Inventory	(36,851,431)	3,277,984
Accounts payable	54,402,504	6,268,337
Advances from customers	(1,619,409)	486,821
Other payables and accrued expenses	(1,133,980)	(163,136)
Other payables - related parties	(608,674)	161,686
Net Cash Provided by/(Used In) Operating Activities	39,561,258	(9,813,362)

Cash Flows from Investing Activities:
Changes in notes receivable	(350,930)	59,884
Purchase of property, plant and equipment, net of value added tax refunds received	(13,558,760)	(1,335,063)
Proceeds from disposal of property, plant and equipment	26,025	6,138
Purchase of short-term investments	(4,755,262)	-
Net changes in restricted cash	(66,096,711)	(12,595,955)
Net Cash Used In Investing Activities	(84,735,638)	(13,864,996)

Cash Flows from Financing Activities:
Proceeds from loans	143,934,932	96,696,227
Repayment of loans	(114,432,824)	(74,409,132)
Payments on repurchase of common stock	(534,269)	-
Net Cash Provided by Financing Activities	28,967,839	22,287,095

Effect of Exchange Rate Changes on Cash and Cash Equivalents	425,014	217,302

Net Change in Cash and Cash Equivalents	(15,781,527)	(1,173,961)
Cash and Cash Equivalents at Beginning of Period	21,324,931	13,336,736
Cash and Cash Equivalents at End of Period	$5,543,404	$12,162,775

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 7)	$10,352,131	$9,959,383
Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(7,230,874)	$(5,426,740)
Cash paid during the period for income tax	$(476,495)	$(2,095,060)

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited and subsidiaries (the “Company”) includes its wholly owned subsidiaries Sutor Steel Technology Co., Ltd. (“Sutor Steel”),  Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”),  Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”), Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) and Sutor Technology Co., Ltd (“Sutor Technology”) as of March 31, 2012.

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

Nature of Operations - The Company’s operations are located in the PRC. For the three months ended March 31, 2012 and 2011, approximately 94.2% and 87.4%, respectively, of the Company’s revenue was derived from sales of steel products within PRC. For the nine months ended March 31, 2012 and 2011, approximately 86.9% and 91.0%, respectively, of the Company’s revenue was derived from sales of steel products within PRC. Changshu Huaye manufactures hot-dip galvanized steel and pre-painted galvanized steel. Jiangsu Cold-Rolled operates several production lines that refine products such as cold-rolled steel, acid pickled steel and hot-dip galvanized steel. Ningbo Zhehua primarily manufactures heavy steel pipe. Sutor Technology engages in trading of steel products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Sutor Technology Group Limited and its subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Functional Currency and Translating Financial Statements - In accordance with guidance in ASC Topic 830, foreign currency transactions in Renminbi (“RMB”) are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date. Non-monetary items, including shareholder equity, are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period. Sutor Technology Group Limited (incorporated in US) and Sutor Steel Technology Co., Ltd. (incorporated in BVI), maintain their books and records in U.S. dollars, “USD,” the currency of U.S.A., their functional currency. The Company’s subsidiaries based in the PRC maintain their books and records in RMB, their functional currency. In translating the financial statements of the Company’s China subsidiaries from their functional currency into the Company's reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income in stockholders’ equity.

	March 31, 2012	March 31, 2011	June 30, 2011
Closing RMB : USD exchange rate at the period end	6.3185	6.5701	6.4635
Average 9 months RMB : USD exchange rate	6.3088	6.6796

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

Short-term investments - Investments with stated maturities of greater than 90 days but less than 365 days are mainly time deposits that are classified as short-term investments. Short-term investments are classified as held-to-maturity and recorded at amortized cost when the Company has both the positive intent and ability to hold investments to maturity. As of March 31, 2012, all the short-term investments of the Company were classified as held-to-maturity.

Restricted Cash - The Company regularly pays some of its suppliers by bank acceptance notes. The Company has to deposit a cash deposit as a guarantee in the banks in order to obtain the bank acceptance notes. These pledged cash balances are presented in the consolidated balance sheets as restricted cash.

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

The Company sells some products to affiliates, who in turn sell the products to various other third party customers. The price, terms and conditions on the sales to affiliates are the same as those to third parties. Revenue is considered realized or realizable and earned when the affiliates ship the product to third party customers. A fee of 0.5% of the sale is paid to the affiliate for handling the product. Handling fees were $47,905 and $82,866 for the three months ended March 31, 2012 and 2011 respectively and have been classified as selling expenses in the statement of operations. Handling fees were $66,371 and $366,288 for the nine months ended March 31, 2012 and 2011, respectively and have been classified as selling expenses in the statement of operations.

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

Recent Accounting Pronouncements - continued

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

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities	$4,747,962	$-	$4,747,962

No investment income was recognized related to the Company’s short-term investments for the three and nine months ended March 31, 2012 due to it is insignificant.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	June 30,
	2012	2011
Raw materials	$47,174,684	$18,991,085
Finished goods	36,967,881	27,294,440

	84,142,565	46,285,525
Less: allowance for obsolescence	(90,373)	(88,346)

Total Inventory, net	$84,052,192	$46,197,179

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

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

As of March 31, 2012 and June 30, 2011, certain of the Company’s property, plant and equipment amounting to approximately $40 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company.

Property and equipment consisted of the following:

	March 31,	June 30,
	2012	2011
Buildings and plant	$43,373,401	$40,388,929
Machinery	71,775,356	69,744,627
Office and other equipment	1,321,510	1,252,653
Vehicles	479,989	434,288
	116,950,256	111,820,497
Less: accumulated depreciation	(42,239,075)	(35,081,522)
	74,711,181	76,738,975
Construction in progress	13,219,263	2,364,156
Total Property, Plant and Equipment, net	$87,930,444	$79,103,131

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Estimated useful lives
Buildings and Plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Depreciation expense for the three months ended March 31, 2012 and 2011 was $2,294,093 and $1,913,961, respectively.

Depreciation expense for the nine months ended March 31, 2012 and 2011 was $6,437,047 and $5,663,707, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - INTANGIBLE ASSETS

The Company’s intangible assets consisted of several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended March 31, 2012 and 2011 was $18,867 and $17,611, respectively. Amortization expense for the nine months ended March 31, 2012 and 2011 was $55,213 and $52,148, respectively.

Information of intangible assets by segment is presented below:

As of March 31, 2012	Changshu Huaye	Jiangsu Cold-Rolled	Total
Cost	$2,338,514	$1,336,703	$3,675,217
Accumulated Amortization	(388,001)	(188,013)	(576,014)
	$1,950,513	$1,148,690	$3,099,203

As of June 30, 2011	Changshu Huaye	Jiangsu Cold-Rolled	Total
Cost	$2,286,053	$1,306,716	$3,592,769
Accumulated Amortization	(345,006)	(164,194)	(509,200)
	$1,941,047	$1,142,522	$3,083,569

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2012	$18,376
For the year ending June 30, 2013	73,504
For the year ending June 30, 2014	73,504
For the year ending June 30, 2015	73,504
For the year ending June 30, 2016	73,504
For the year ending June 30, 2017 and thereafter	2,786,810

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – LOANS

The Company’s loans consist of short and long-term loans from bank, and loans from an individual. The following schedules sets forth the Company’s loans as of the dates presented:

Short-term loans as of March 31, 2012 comprised of the following:

		March 31,
	Maturity Date	2012
Bank loan at 6.41% interest, secured by property, plant and equipment	4/26/2012	3,165,308
Bank loan at 6.10% interest, unsecured	4/27/2012	3,165,308
Bank loan at 6.31% interest, secured by property, plant and equipment	5/19/2012	3,165,308
Bank loan at 5.90% interest, guaranteed by related party	7/21/2012	7,438,474
Bank loan at 2.55% interest, secured by cash deposit	7/29/2012	10,000,000
Bank loan at 6.89% interest, guaranteed by related party	8/16/2012	6,330,616
Bank loan at 7.22% interest, guaranteed by related party	8/23/2012	1,582,654
Bank loan at 6.89% interest, guaranteed by related party	9/5/2012	4,747,962
Bank loan at 5.97% interest, secured by property, plant and equipment	9/27/2012	6,330,616
Bank loan at 5.97% interest, secured by property, plant and equipment	10/24/2012	2,532,247
Bank loan at 5.97% interest, secured by property, plant and equipment	11/9/2012	7,913,271
Bank loan at 7.87% interest, guaranteed by related party	11/14/2012	3,165,308
Bank loan at 6.56% interest, secured by property, plant and equipment	11/16/2012	6,330,616
Bank loan at 5.97% interest, secured by property, plant and equipment	11/20/2012	5,381,024
Bank loan at 5.97% interest, secured by property, plant and equipment	11/27/2012	3,165,308
Bank loan at 5.97% interest, secured by property, plant and equipment	12/11/2012	10,287,250
Bank loan at 4.38% interest, unsecured	12/13/2012	9,500,000
Bank loan at 6.56% interest, secured by property, plant and equipment	12/21/2012	3,956,635
Bank loan at 6.56% interest, unsecured	12/26/2012	1,582,654
Bank loan at 4.04% interest, secured by trade accounts receivable	4/30/2012	43,000
Bank loan at 6.10% interest, secured by property, plant and equipment	6/28/2012	1,740,920
Bank loan at 6.10% interest, secured by property, plant and equipment	7/30/2012	887,869
Bank loan at 6.10% interest, unsecured	8/9/2012	3,165,308
Bank loan at 6.10% interest, secured by property, plant and equipment	8/14/2012	5,127,804
Bank loan at 6.04% interest, secured by property, plant and equipment	1/5/2013	2,373,981
Bank loan at 3.99% interest, unsecured	2/21/2013	17,124,500
Bank loan at 3.97% interest, unsecured	2/21/2013	6,502,400
Total Short-term loan		$136,706,341

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - LOANS – continued

Short-term loans as of June 30, 2011 comprised of the following:

		June 30,
	Maturity Date	2011
Bank loan at 4.78% interest, guaranteed by related party	7/8/2011	3,867,873
Bank loan at 4.78% interest, guaranteed by related party	7/28/2011	7,271,602
Bank loan at 2.85% interest, guaranteed by related party	8/17/2011	2,155,000
Bank loan at 2.85% interest, guaranteed by related party	8/18/2011	2,130,000
Bank loan at 4.78% interest, guaranteed by related party	8/20/2011	1,547,149
Bank loan at 4.78% interest, guaranteed by related party	8/22/2011	6,188,598
Bank loan at 5.85% interest, guaranteed by related party	8/30/2011	541,502
Bank loan at 4.78% interest, guaranteed by related party	9/6/2011	6,188,598
Bank loan at 4.78% interest, secured by property, plant and equipment	9/30/2011	7,735,747
Bank loan at 4.92% interest, guaranteed by related party	10/13/2011	302,197
Bank loan at 5.81% interest, guaranteed by related party	10/18/2011	3,094,299
Bank loan at 0.43% interest, guaranteed by related party	10/21/2011	556,000
Bank loan at 5.00% interest, secured by property, plant and equipment	10/24/2011	2,475,439
Bank loan at 5.27% interest, guaranteed by related party	10/26/2011	3,094,299
Bank loan at 5.00% interest, guaranteed by related party	11/10/2011	10,830,045
Bank loan at 6.31% interest, guaranteed by related party	11/15/2011	3,094,299
Bank loan at 5.00% interest, guaranteed by related party	11/17/2011	6,188,598
Loan at 6.00% interest, unsecured (1)	11/20/2011	2,859,995
Bank loan at 5.27% interest, guaranteed by related party	11/24/2011	5,260,308
Bank loan at 5.27% interest, guaranteed by related party	12/15/2011	10,056,471
Bank loan at 5.91% interest, guaranteed by related party	12/26/2011	1,547,149
Bank loan at 5.23% interest, guaranteed by related party	1/20/2012	2,320,724
Bank loan at 6.06% interest, guaranteed by related party	2/29/2012	3,094,299
Bank loan at 6.31% interest, secured by property, plant and equipment	5/19/2012	3,094,299
Total Short-term loan		$95,494,490

Long-term loans as of March 31, 2012 and June 30, 2011 comprised of the following:

		March 31,	June 30,
	Maturity Date	2012	2011
Long-term bank loan at 3.99% interest, unsecured	2/21/2013	-	17,124,500
Long-term bank loan at 3.97% interest, unsecured	2/21/2013	-	6,502,400
Long-term loan at 6.00% interest, unsecured (1)	12/31/2013	2,859,995	-
Long-term bank loan at 6.65% interest, unsecured	9/11/2014	10,745,687	-
Total Long-term loan		$13,605,682	$23,626,900

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

The weighted average interest rate for the short-term and long term loans outstanding as of March 31, 2012 is 5.57%.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - RELATED PARTIES

Purchases from Related Parties

The Company sells its products to and buys raw materials from a number of companies which are ultimately owned or controlled by the same party (“Principal Stockholder”) as the Company. Revenues related to these transactions are shown separately in the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2012 and 2011, purchases from these related parties totaled of $14,065,131 and $57,404,442, respectively. For the nine months ended March 31, 2012 and 2011, purchases from these related parties totaled of $111,820,655 and $160,697,670, respectively.

Due from Related Parties

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, payables to and advanced sales deposits from related parties have been netted due to the right of offset. As of March 31, 2012 and June 30, 2011, the net amounts due from related parties were $106,009,017 and $116,772,842, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is not uncommon for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties

As of March 31, 2012, the Company had letters of credit totaling $44,899,897 in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable – related parties and have been netted off with the advances to suppliers – related parties due to the right of offset.

Loans from Related Parties

On December 20, 2007, Chen, Lifang (“Ms. Chen”), the Chairwoman and CEO of the Company, loaned the Company $7,099,998. The loan was for an initial period of 24 months through December 20, 2009, carried an interest rate of 5%.

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

On various dates from February 25, 2007 to June 30, 2009, Ms. Chen loaned the Company a total of $5.3 million.  The Company during that same period repaid Ms. Chen $2.5 million. The Company further paid off $1 million during the period ended March 31, 2010. The balance of the loan as of March 31, 2012 was $1,865,157 with no interest bearing and due on demand.

On May 10, 2011, the Company paid off $600,000 for the loan dated December 20, 2007 described above.

As of March 31, 2012, the accrued interest for the loans described above was $1,537,050. Since the Company has a right to offset the payables with amounts due from related parties, the aggregate amount of these notes and accrued interest of $10,352,131 has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of March 31, 2012.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - RELATED PARTIES – continued

Rental Agreement with Related Parties

On November 8, 2008, the Company entered into an agreement with the Ms. Chen for the lease of 1,200 square meters of property in Changhsu, China.  Pursuant to the agreement, the Company will lease the property for three years, and pay Ms. Chen approximately $17,500 per month. The Company has accrued expense for this lease of $607,739 (RMB3,840,000) and $594,105 (RMB3,840,000) as of March 31, 2012 and June 30, 2011, respectively. This rental agreement has been terminated on June 1, 2011 through an agreement between Ms. Chen and the Company for its relocation since then. The accrued lease expense has been recorded as a reduction of advances to related parties in the accompanying balance sheet as of March 31, 2012 due to the right of offset.

On August 6, 2004, the Company entered into a 10 year lease agreement with its related company, Ningbo Huaye Steel Processing Co., Ltd. to use a factory building in the Ningbo Camel Luo Ji Dian Industrial Park. Lease payments are made quarterly at a monthly rate of approximately $12,661 (RMB 80,000).

NOTE 9 - INCOME TAXES

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

In 2007, Jiangsu Cold-Rolled was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from calendar year 2007, and a 50% enterprise income tax deduction for the next three years thereafter, from calendar year 2009 to 2011.

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

Taxes payable are a component of other payables and accrued expenses in the accompanying unaudited condensed consolidated balance sheets and consisted of:

	March 31,	June 30,
	2012	2011
Value added tax	$(2,166,389)	$(1,473,990)
Income tax	2,344,765	2,645,198
Surtax, insurance, other	186,126	194,120
Total taxes payable	$364,502	$1,365,328

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - INCOME TAXES – continued

Following is a reconciliation of income taxes at the calculated statutory rate:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Income before tax	$1,772,184	$3,545,167	$8,926,130	$11,122,753
Income tax computed at PRC statutory rate of 25%	443,046	886,292	2,231,533	2,780,688
Benefit of favorable rates	(67,182)	(269,806)	(867,590)	(843,957)
Tax refund due to High-Tech Enterprise Qualification	(4,270)	-	(339,333)	-
Tax refund due to purchase of Domestic Equipments	(14,411)	-	(1,145,226)	-
Changes in valuation allowance	60,193	103,985	154,145	104,001
Tax effect of parent	38,987	(217,427)	(54,262)	(275,165)
Permanent difference	97,152	(426,086)	173,919	(456,672)
Total Income tax expense	$553,515	$76,958	$153,186	$1,308,895

Deferred tax assets comprised of the following:

	March 31,	June 30,
	2012	2011
Taxable loss carryforward	$243,372	$72,752
Stock based compensation	84,894	53,069
Allowance for doubtful trade accounts receivable	241,986	211,945
Allowance for doubtful other receivables	64,696	111,158
Allowance for doubtful advances to suppliers	31,842	66,656
Allowance for inventory obsolescence	22,593	22,086
Less: Valuation allowance	(328,266)	(174,169)
Total Deferred tax assets	$361,117	$363,497

The income tax expense comprised of the following:

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Current	$495,346	$(7,012)	$142,448	$1,254,308
Deferred	58,169	83,970	10,738	54,587
Total Income tax expense	$553,515	$76,958	$153,186	$1,308,895

NOTE 10 – ISSUANCE OF COMMON STOCK AND WARRANTS

On March 10, 2010, the Company issued 2,740,000 shares of common stock and warrants to purchase up to 685,000 shares of common stock for an aggregate price of $7,398,000. Issuance costs of $583,804 were netted against the gross proceeds. The proceeds from the transaction were allocated to the common stock and warrants based on the relative fair value of the securities which was $5,838,910 and $975,286, respectively and classified as equity.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – ISSUANCE OF COMMON STOCK AND WARRANTS – continued

The following table summarizes warrant activity for the three months ended March 31, 2012:

	Warrants	Weighted-average exercise price
Outstanding as of June 30, 2011	685,000	$3.76
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding as of March 31, 2012	685,000	$3.76

The aggregate intrinsic value as of March 31, 2012 and June 30, 2011 was $0.

NOTE 11 – STOCK-BASED COMPENSATION

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

On February 21, 2012, the Company granted an executive and a director 60,000 shares of restricted common stock with a grant date fair value of $1.23 per share as part of their remuneration for their service commencing February 21, 2012 for a one year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $16,016 and $10,698, respectively. Stock-based compensation expense for the nine months ended March 31, 2012 and 2011 was $43,616 and $41,348, respectively. The remaining $65,734 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock as of March 31, 2012 was $63,600.

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

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION – continued

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

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 on the stock options were $16,330 and $15,695, respectively. Stock-based compensation expense for the nine months ended March 31, 2012 and 2011 on the stock options were $49,986 and $47,782, respectively. The remaining $68,185 stock based compensation will be expensed over a weighted average service period of 1.1 years.

The following table summarizes the options activity as of March 31, 2012, and changes during the nine months ended March 31, 2012:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2011	105,000	$2.71	3.87	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2012	105,000	$2.71	3.11	$-

Total intrinsic value of stock options outstanding as of March 31, 2012 and June 30, 2011 was $0.

NOTE 12 – TREASURY STOCK

On August 29, 2011, the Board of Directors authorized the Company to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. Any common stock repurchased by the Company became part of its treasury stock which was shown as a separate item on the unaudited condensed consolidated balance sheets. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of March 31, 2012, the Company had repurchased 459,822 shares of its common stock at a total cost of $534,269.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – EARNINGS PER SHARE

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

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income attributable to the common stockholders	$1,218,669	$3,468,209	$8,772,944	$9,813,858

Basic weighted-average common shares outstanding	40,345,780	40,727,935	40,531,461	40,719,653
Dilutive effect of options, warrants, and contingently issuable shares
Diluted weighted-average common shares outstanding	40,345,780	40,727,935	40,531,461	40,719,653

Earnings per share:
Basic	$0.03	$0.09	$0.22	$0.24
Diluted	$0.03	$0.09	$0.22	$0.24

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the three and nine months ended March 31, 2012, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the options are larger than the average share price during the period.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of March 31, 2012, the Company has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2012	$67,181
For the year ending June 30, 2013	190,864
For the year ending June 30, 2014	151,935
For the year ending June 30, 2015 and thereafter	12,661
Total	$422,641

Commitment for design project - On September 13, 2010, the Company signed an agreement with Suzhou Institute of Architectural Design Co., Ltd. for the design of an office building and the cost of the design is $415,268 (RMB2,623,874).  The design project is still in process and the final drawing of the plan has yet to be submitted to the Company’s management for approval.  As of March 31, 2012, 20% of the cost, or $ 83,054 (RMB524,775) has been paid as the prepayment for the design project. The remaining balance is due upon the approval of the construction design and the completion of the construction of the office building.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SIGNIFICANT CONCENTRATIONS

A significant portion of the Company’s purchases and revenues consist of transactions with Shanghai Huaye and its subsidiaries. For the three months ended March 31, 2012 and 2011, approximately 29.7% and 38.3%, respectively, of the Company’s revenues was derived from Shanghai Huaye and its subsidiaries, and approximately 17.4% and 70.0%, respectively, of the Company’s purchases was from Shanghai Huaye and its subsidiaries. For the nine months ended March 31, 2012 and 2011, approximately 25.6% and 47.9%, respectively, of the Company’s revenues was derived from Shanghai Huaye and its subsidiaries, and approximately 33.7% and 63.5%, respectively, of the Company’s purchases was from Shanghai Huaye and its subsidiaries.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. As of March 31, 2012 and June 30, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

The Company made advance payments to suppliers for purchase of raw materials. As of March 31, 2012 and June 30, 2011, approximately 73.4% and 73.5%, respectively, of the Company’s advances to suppliers was made to Shanghai Huaye and its subsidiaries.

NOTE 16 - SEGMENT INFORMATION

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

Certain segment information is presented below:

As of March 31, 2012 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$22,682,523	$47,121,236	$5,103,041	$2,363,043	$23,499	$77,293,342
Revenue from related parties	9,628,855	23,011,001	1,857	-	-	32,641,713
Revenue from other operating segments	2,939,039	8,520,488	-	-	(11,459,527)	-
Total operating expenses	1,715,753	470,342	678,402	207,220	75,574	3,147,291
Interest income	201,577	92,345	75,315	116	(792)	368,561
Interest expense	511,787	2,791,671	53,912	-	127,574	3,484,944
Depreciation and amortization expense	588,398	1,481,765	239,447	3,350	-	2,312,960
Income tax expense	86,546	455,156	11,810	-	3	553,515
Net segment profit/(loss)	489,380	1,716,454	(539,059)	(196,797)	(251,309)	1,218,669
Capital expenditures	(20,484)	3,521,894	30,895	-	-	3,532,305
Segment assets	$258,288,503	$369,967,663	$46,153,969	$33,949,134	$(223,612,080)	$484,747,189

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 - SEGMENT INFORMATION – continued

As of March 31, 2011 and for the three months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$24,212,157	$21,426,727	$6,775,413	$-	$10,107,280	$62,521,577
Revenue from related parties	7,576,183	31,244,129	32,728	-	-	38,853,040
Revenue from other operating segments	9,261,134	24,045,241	-	-	(33,306,375)	-
Total operating expenses	1,953,224	263,334	682,270	14,481	150,512	3,063,821
Interest income	136,956	25,285	26,456	-	-	188,697
Interest expense	250,122	1,515,642	89,301	-	131,475	1,986,540
Depreciation and amortization expense	555,048	1,151,399	225,125	-	-	1,931,572
Income tax (benefit)/expense	(200,100)	225,011	52,047	-	-	76,958
Net segment profit/(loss)	1,234,034	1,576,022	(40,941)	(14,481)	713,575	3,468,209
Capital expenditures	23,566	477,390	1,902	515	-	503,373
Segment assets	$222,780,712	$296,264,832	$28,353,809	$23,461,222	$(228,445,667)	$342,414,908

As of March 31, 2012 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$91,344,305	$111,492,121	$34,739,377	$5,495,116	$15,689,920	$258,760,839
Revenue from related parties	13,340,581	75,776,497	147,553	-		89,264,631
Revenue from other operating segments	30,584,987	70,198,868	-	-	(100,783,855)	-
Total operating expenses	8,002,675	1,691,877	2,312,363	497,400	561,363	13,065,678
Interest income	504,833	392,486	149,128	498	31	1,046,976
Interest expense	1,237,112	5,645,882	213,640	-	555,826	7,652,460
Depreciation and amortization expense	1,719,613	3,806,154	700,230	266,263		6,492,260
Income tax expense/(benefit)	(162,421)	87,584	116,468	-	111,555	153,186
Net segment profit/(loss)	1,217,938	8,103,617	(168,800)	(473,528)	93,717	8,772,944
Capital expenditures	42,828	12,973,010	121,687	-		13,137,525
Segment assets	$258,288,503	$369,967,663	$46,153,969	$33,949,134	$(223,612,080)	$484,747,189

As of March 31, 2011 and for the nine months then ended	Changshu Huaye	Jiangsu Cold- Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue	$47,122,545	$70,604,476	$21,285,217	$-	$18,790,202	$157,802,440
Revenue from related parties	56,722,292	88,020,635	199,461	-		144,942,388
Revenue from other operating segments	18,602,005	78,382,879	-	-	(96,984,884)	-
Total operating expenses	5,416,128	1,133,303	2,699,396	14,544	526,821	9,790,192
Interest income	370,838	206,649	48,925	-	-	626,412
Interest expense	684,232	4,639,731	132,415	-	400,265	5,856,643
Depreciation and amortization expense	1,642,232	3,408,744	664,879	-	-	5,715,855
Income tax expense	501,003	785,113	22,779	-	-	1,308,895
Net segment profit/(loss)	3,325,410	5,639,419	4,332	(14,544)	859,241	9,813,858
Capital expenditures	37,234	1,190,840	28,425	78,564	-	1,335,063
Segment assets	$222,780,712	$296,264,832	$28,353,809	$23,461,222	$(228,445,667)	$342,414,908

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 - GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Geographic Area
The PRC	$103,596,954	$88,602,341	$302,502,727	$275,374,860
Other Countries	6,338,101	12,772,276	45,522,743	27,369,968
Total	$109,935,055	$101,374,617	$348,025,470	$302,744,828

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2012 through the date of these financial statements were issued and has determined that there are no material recognizable subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Overview of our Business

We are one of the leading China-based, non-state-owned manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin and value-added finished steel products including hot-dip galvanized steel (HDG steel) and prepainted galvanized steel (PPGI). In addition, we produce acid pickled steel (AP steel) and cold-rolled steel, which represent the least processed of our finished products. Our product offerings also include welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. We believe our vertical integration allows us to maintain more stable margins for our HDG steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, household appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia, and South America.

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our current annual production capacity is approximately 700,000 metric tons (MT) for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

Executive Overview of Quarterly Results

In the third quarter of fiscal 2012, we generated higher revenue primarily due to higher sales volume of our HDG products as compared to the same period last year. However, sales volume of products with higher gross margin including steel pipes and PPGI products was lower than the same period last year which resulted in lower gross profits in the third quarter of 2012. During this period, our net income declined as a result of increased general and administrative expenses primarily due to business expansion, a recent inflationary environment in China and higher financing expenses due to the combination of higher interest rates, increased loan amount and discounted interest expenses on bank notes. The strong demand for our hot-dip galvanized steel products and increased average selling prices were the major drivers for our higher sales. During the quarter, we continued to make progresses towards the construction of the new high precision cold-roll steel production line with a designed annual capacity of 500,000 MT. We expect that this facility will start commercial operations in the second half of calendar year 2012.

The following summarizes the major financial information for the third fiscal quarter:

•	Revenue: Revenue was $109.9 million for the three months ended March 31, 2012, an increase of $8.5 million, or 8.4%, from $101.4 million for the same period last year.

•	Gross profit and margin: Gross profit was approximately $7.9 million for the three months ended March 31, 2012, as compared to $8.6 million for the same period last year. Gross margin was 7.2% for the three months ended March 31, 2012, as compared to 8.5% for the same period last year.

•	Net income: Net income was $1.2 million for the three months ended March 31, 2012, a decrease of $2.3 million, or 65.7%, from $3.5 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were $0.03 for the three months ended March 31, 2012, as compared to $0.09 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other in Changshu, Jiangsu, and use largely the same management resources. Ningbo Zhehua is located in Ningbo, Zhejiang. We have set up a new reportable segment Sutor Technology, effective July 1, 2011 as our subsidiary. Sutor Technology is primarily engaged in R&D, marketing and sales of our products. See Note 16, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

In the three months ended March 31, 2012 and 2011, Changshu Huaye generated revenue of $32.3 million and $41.9 million, which represented 29.4% and 41.3% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $70.1 million and $52.7 million in the three months ended March 31, 2012 and 2011, which represented 63.8% and 52.0% of our total revenue, respectively. In the three months ended March 31, 2012 and 2011, Ningbo Zhehua generated revenue of $5.1 million and $6.8 million, which represented 4.6% and 6.7% of our total revenue, respectively. In addition, in the third quarter of fiscal year 2012, Sutor Technology generated revenue of $2.4 million.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 29.7% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2012, as compared to 38.3% last year. We continued to expand our own sales channels in this quarter. At the same time, we also took advantage of Shanghai Huaye’s extensive logistics network and the economy of scale when purchasing raw materials.

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

In the three months ended March 31, 2012, approximately $14.1 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended March 31, 2012, gross margin for domestic and international sales was 7.1% and 8.9%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were 8.7%, 7.2% and 2.2%, respectively. As Sutor Technology commenced operations recently, its gross margin was 0.44% in this quarter.

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

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales commissions, the cost of advertising, promotional and travel activities, transportation expenses, after-sales support services and other miscellaneous costs.

Our selling expenses are generally affected by the amount of international sales, unit shipping cost, use of free-on-board (FOB) or cost-insurance-freight (CIF), as well as the choice our customers make regarding who arranges the transportation services. The transportation costs for our international sales are generally higher than domestic sales. CIF usually results in higher selling expenses than FOB. Finally, some customers may come to our factories to pick up their orders whereas others may ask us to arrange transportation for them. In the latter, we usually charge　a price composed of product price and transportation cost.

Provision for Income Taxes

Sutor Technology Group Limited is subject to United States federal income tax at a tax rate of 34%. Sutor BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law (EIT Law), and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified enterprise income tax (EIT) of 25.0% on all domestic-invested enterprises and foreign invested enterprises (FIEs) established in the PRC, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$77,293	70.3%	$62,522	61.7%
Revenue from related parties	32,642	29.7%	38,853	38.3%
Total	109,935	100%	101,375	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	71,782	65.3%	57,018	56.2%
Cost of revenue from related parties	30,282	27.5%	35,742	35.3%
Total	102,064	92.8%	92,760	91.5%
Gross Profit	7,871	7.2%	8,615	8.5%
Operating Expenses
Selling expense	875	0.8%	1,346	1.3%
General and administrative expense	2,272	2.1%	1,718	1.7%
Total Operating Expenses	3,147	2.9%	3,064	3.0%
Income from Operations	4,724	4.3%	5,551	5.5%
Other Income (Expense)
Interest income	369	0.3%	189	0.2%
Other income	85	0.1%	3	-
Interest expense	(3,485)	(3.2)%	(1,987)	(2.0)%
Other expense	79	0.1%	(211)	(0.2)%
Total Other Income (Expense)	(2,952)	(2.7)%	(2,006)	(2.0)%
Income Before Taxes	1,772	1.6%	3,545	3.5%
Income tax (expense)/benefit	(554)	(0.5)%	(77)	(0.1)%
Net Income	$1,218	1.1%	$3,468	3.4%

Revenue. For the three months ended March 31, 2012, revenue was $109.9 million, compared to $101.4 million for the same period last year, an increase of $8.5 million, or 8.4%. The increase was mainly attributable to higher revenue from our HDG and acid-pickled steel products. During the three months ended March 31, 2012, revenue from our HDG and acid-pickled steel products increased by 36.1% and 39.3%, respectively, as compared to the same period last year. The higher revenue from HDG products was primarily due to the higher sales volume, which increased by approximately 37.1%. The higher revenue of acid-pickled steel was primarily due to higher sales volume and higher average selling price, which increased by 30.3% and 6.9%, respectively. The increased demands for HDG and acid picked products mainly resulted from our successful efforts to expand the group of end-customers. We recently established a special division to target and service large and end-user customers. During the quarter, we added more than one hundred end-customers. Further, demand for thick-spec HDG products exceeded supplies during the most recent quarter.

However, we experienced a decrease in sales of cold rolled steel products by approximately 86.0% mainly because we used more of them internally for the production of our other products. Furthermore, sales of PPGI and steel pipe products also decreased during the third fiscal quarter of 2012 due to the timing of the Chinese New Year, which limited the number of working days during the month of January and longer-than-normal facilities renovation, which caused a reduction of production of these products during this quarter. Revenues from PPGI and steel pipe products decreased 65.6% and 39.2%, respectively. We renovated the furnace of the PPGI production line in order to achieve long-term energy savings. The declined pipe product revenue was mainly due to the timing of projects. The average selling price was down 1.4% for the PPGI products and up 14.7% for the pipe products during the third-quarter ended March 31, 2012 as compared with the same period last year.

The following table sets forth revenue by geography and by business segments for the three months ended March 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$103,597	94.2%	$88,603	87.4%
Other Countries	6,338	5.8%	12,772	12.6%

Segment Data
Changshu Huaye	$32,335	29.4%	$41,895	41.3%
Jiangsu Cold-Rolled	70,132	63.8%	52,672	52.0%
Ningbo Zhehua	5,105	4.6%	6,808	6.7%
Sutor Technology	2,363	2.2%	-	-

On a geographic basis, revenue generated from outside of China was $6.4 million, or 5.8% of the total revenue, for the three months ended March 31, 2012, as compared to $12.8 million, or 12.6% of the total revenue, for the same period in 2011. The decrease was mainly attributable to the continued appreciation of RMB against U.S dollar and the uncertain economic recovery in the European markets that may have affected some customers’ purchase patterns.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $32.3 million for the three months ended March 31, 2012, representing a decrease of $9.6 million, or 22.9%, from $41.9 million for the same period last year. The decrease mainly resulted from lower PPGI and HDG revenue of approximately $7.0 million and $2.8 million, respectively. Changshu Huaye’s production facilities were under annual maintenance in the first month of the fiscal quarter, which reduced production capacity and sales volume. In addition to the regular maintenance, our PPGI production line furnace was renovated to save energy in the long run, which is a non-recurring event.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled increased to $70.1 million for the three months ended March 31, 2012, as compared at $52.7 million for the same period last year. During the quarter, the revenue from cold-rolled steel decreased by approximately $11.7 million due to the fact that more of these products were used in our HDG and PPGI production lines. At the same time, we had higher revenue of approximately $4.0 million from acid pickled steel and higher revenue from HDG Steel products utilizing our 400,000 MT HDG production lines. We generated approximately $50.0 million from HDG production lines in the three months ended March 31, 2012 as compared to approximately $27.4 million in the same period last year.

Revenue contributed by Ningbo Zhehua was $5.1 million for the three months ended March 31, 2012, a decrease of $1.7 million, or 25%, from $6.8 million for the same period in 2011, primarily resulting from the timing of the unfinished projects that the company’s products will be used for. A majority of the customers to whom the company’s products are sold are project contractors.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2012 increased by $14.8 million, or 23.7%, to $77.3 million, from $62.5 million in the same period in 2011 as we continued to expand our own sales channels.

Cost of revenue. Cost of revenue increased by $9.3 million, or 10%, to $102.1 million in the three months ended March 31, 2012, from $92.8 million in the same period in 2011. As a percentage of revenue, cost of revenue increased to 92.8% in the three months ended March 31, 2012, as compared to 91.5% in the same period last year. The increased amount of the cost of revenue was generally in line with the increased sales revenue.

Gross profit and gross margin. Gross profit decreased by $0.7 million to $7.9 million in the three months ended March 31, 2012, from $8.6 million in the same period in 2011. Gross profit as a percentage of revenue (gross margin) was approximately 7.2% for the three months ended March 31, 2012 as compared with approximately 8.5% for the same period last year. The lower gross margin was due to the fact that we sold more lower gross margin products for the quarter ended March 31, 2012 than the same quarter last year. For instance, we sold more HDG products than PPGI products whereas HDG’s gross margin is usually lower than that of PPGI. As a result, the overall gross margin was reduced. In addition, our adoption of sales promotion policies to some extent negatively affected our profit margin.

On a segment basis, gross margin for Changshu Huaye decreased to 8.7% in the three months ended March 31, 2012, from 11.1% in the same period last year, mainly because of lower PPGI sales. Gross margin for Jiangsu Cold-Rolled increased to 7.2% in the three months ended March 31, 2012, from 4.5% in the same period last year, mainly due to the significant improved capacity utilization of the HDG production line, which reduced the average unit product costs. Gross margin for Ningbo Zhehua decreased to 2.2% in the three months ended March 31, 2012, as compared to 12.1% in the same period in 2011, mainly because of lower sales volume.

Total operating expenses. Our total operating expenses increased approximately $0.1 million to $3.2 million in the three months ended March 31, 2012, from $3.1 million in the same period in 2011. As a percentage of revenue, our total operating expenses decreased to 2.9% in the three months ended March 31, 2012, from 3.0% in the same period in 2011.

Selling expenses. Our selling expenses decreased by $0.4 million to $0.9 million in the three months ended March 31, 2012, from $1.3 million in the same period in 2011. As a percentage of revenue, our selling expenses decreased to 0.8% for the three months ended March 31, 2012, from 1.3% for the same period last year. The lower selling expenses were mainly due to lower international sales for the quarter ended March 31, 2012 than the same period last year.

General and administrative expenses. General and administrative expenses increased by $0.6 million to $2.3 million, or 2.1% of the total revenue, in the three months ended March 31, 2012, from $1.7 million, or 1.7% of the revenue, in the same period in 2011. The increased general and administrative expenses were primarily due to increased employee compensation and benefits, new office building maintenance expenses, depreciation for office supplies, and expenses for renovating employee dormitories in the amount of approximately $0.13 million, $0.1 million, $0.13 million and $0.14 million, respectively.

Interest expense. Our interest expense increased by $1.5 million to $3.5 million in the three months ended March 31, 2012, from $2.0 million in the same period in 2011. As a percentage of revenue, our interest expense was approximately 3.2% of total revenue in the three months ended March 31, 2012, compared to 2.0% in the same period in 2011. Among the total increase, approximately $1 million of the increased amount was due to discounted interest expenses for bank notes and the remaining $0.5 million was due to higher interest rates and the increased loan amount.

Provision for income taxes. Our income tax expense increased to approximately $0.6 million in the three months ended March 31, 2012, from $0.08 million in the same period last year, primarily due to the expiration of the preferential income tax rate of 12.5% for Jiangsu Cold-rolled. Starting 2012, its statutory income tax rate increased to 25%.

Net income. Net income, without including the foreign currency translation adjustment, decreased by approximately $2.3 million, or 65.7%, to $1.2 million in the three months ended March 31, 2012, from $3.5 million in the same period in 2011, as a cumulative result of the above factors.

Comparison of Nine Months Ended March 31, 2012 and March 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2012		Nine Months Ended March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$258,761	74.4%	$157,803	52.1%
Revenue from related parties	89,264	25.6%	144,942	47.9%
Total	348,025	100.0%	302,745	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	237,734	68.3%	143,055	47.3%
Cost of revenue from related parties	81,020	23.3%	133,185	44.0%
Total	318,754	91.6%	276,240	91.2%
Gross Profit	29,271	8.4%	26,505	8.8%
Operating Expenses
Selling expense	5,289	1.5%	4,709	1.6%
General and administrative expense	7,777	2.2%	5,081	1.7%
Total Operating Expenses	13,066	3.7%	9,790	3.2%
Income from Operations	16,205	4.7%	16,715	5.5%
Other Income (Expense)
Interest income	1,047	0.3%	626	0.2%
Other income	105	0%	124	0%
Interest expense	(7,652)	(2.2)%	(5,857)	(1.9)%
Other expense	(779)	(0.2)%	(486)	(0.2)%
Total Other Income (Expense)	(7,279)	(2.1)%	(5,592)	(1.8)%
Income Before Taxes	8,926	2.6%	11,123	3.7%
Income tax (expense)/benefit	(153)	0%	(1,309)	(0.4)%
Net Income	$8,773	2.5%	$9,814	3.3%

Revenue. For the nine months ended March 31, 2012, revenue was $348.0 million, compared to $302.7 million for the same period last year, an increase of approximately $45.3 million, or 15.0%. The increase was primarily due to increased international sales, which grew 66% as compared to the same time last year, and higher sales volume for both HDG and steel pipe products driven by the adoption of a series of sales promotion policies targeted at a wide range of end customers and completed contracts with SINOPEC.

The following table sets forth revenue by geography and by business segments for the nine months ended March 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2012		Nine Months Ended March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$302,503	86.9%	$275,375	91.0%
Other Countries	45,522	13.1%	27,370	9.0%

Segment Data
Changshu Huaye	$120,375	34.6%	$122,635	40.5%
Jiangsu Cold-Rolled	187,268	53.8%	158,625	52.4%
Ningbo Zhehua	34,887	10.0%	21,485	7.1%
Sutor Technology	5,495	1.6%	-	-

On a geographic basis, revenue generated from outside of China was $45.5 million, or approximately 13.1% of the total revenue, for the nine months ended March 31, 2012, as compared to $27.4 million, or 9.0% of the total revenue, for the same period in 2011. The increase mainly resulted from our marketing efforts to increase global brand recognition and participation in international trade shows.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $120.4 million for the nine months ended March 31, 2012, representing a decrease of $2.1 million, or 1.7%, from $122.5 million in the same period last year. The decrease was primarily due to the annual facilities maintenance in the third fiscal quarter and the decreased sales in PPGI products. The timing and scale of the annual maintenance taking place in January were longer and larger than that in prior year. The revenue generated by PPGI products decreased by approximately 4.4% as compared to the same period last year.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $187.3 million for the nine months ended March 31, 2012, an increase of $28.7 million, or 18.1%, from $158.6 million for the same period last year, mainly as a result of higher sales volume and average selling prices of our HDG steel products utilizing our 400,000 MT HDG production lines, partially offset by lower revenue of $28.0 million from our cold-rolled products as more cold-rolled products were used internally as intermediate products for HDG steel PPGI products. We generated $140.8 million from these HDG production lines in the nine months ended March 31, 2012 as compared to approximately $91.9 million in the same period last year, an increase of $48.9 million.

Revenue contributed by Ningbo Zhehua was $34.9 million for the nine months ended March 31, 2012, an increase of $13.4 million from $21.5 million in the same period in 2011, primarily due to an increased export of large diameter welded steel pipes and completion of contracts with SINOPEC.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2012 increased by $101.0 million, or 64.0%, to $258.8 million, from $157.8 million in the same period in 2011 as we continued to expand our own sales channels.

Cost of revenue. Cost of revenue increased by $42.6 million, or 15.4%, to $318.8 million in the nine months ended March 31, 2012, from $276.2 million in the same period in 2011. As a percentage of revenue, cost of revenue increased slightly to 91.6% in the nine months ended March 31, 2012, from 91.2% in the same period last year. We believe the increased amount of the cost of revenue was generally in line with the increase in sales revenue.

Gross profit and gross margin. Gross profit increased by $2.8 million to $29.3 million in the nine months ended March 31, 2012, from $26.5 million in the same period in 2011. Gross profit as a percentage of revenue (gross margin) was 8.4% in the nine months ended March 31, 2012, as compared to 8.8% in the same period in 2011. The decrease in the gross margin was primarily due to the change in the mix of the products sold.

On a segment basis, gross margin for Changshu Huaye increased to 11.6% in the nine months ended March 31, 2012, from 10.9% in the same period last year, mainly due to an increase in average selling prices of both hot dipped galvanized and PPGI products. Gross margin for Jiangsu Cold-Rolled increased to 6.6% in the nine months ended March 31, 2012, from 5.3% in the same period last year, mainly due to the higher capacity utilization of our new HDG production lines, which reduced the average unit production costs. Gross margin for Ningbo Zhehua decreased to 7.2% in the nine months ended March 31, 2012, as compared to 14.1% in the same period in 2011, mainly because we offered discounted prices to certain customers in new markets to establish long-term relationships and gain market shares. Ningbo Zhehua also sold more low-margin spiral steel pipes during this period of time.

Total operating expenses. Our total operating expenses increased by $3.3 million to $13.1 million in the nine months ended March 31, 2012 from $9.8 million in the same period in 2011. As a percentage of revenue, our total operating expenses increased to 3.7% in the nine months ended March 31, 2012, from 3.2% in the same period in 2011.

Selling expenses. Our selling expenses increased by $0.6 million to $5.3 million in the nine months ended March 31, 2012, from $4.7 million in the same period in 2011. As a percentage of revenue, our selling expenses decreased slightly to 1.5% for the nine months ended March 31, 2012, from 1.6% for the same period last year. The dollar amount of the increase in selling expenses was mainly attributable to increased domestic sales.

General and administrative expenses. General and administrative expenses increased by $2.7 million to $7.8 million, or 2.2% of the total revenue, in the nine months ended March 31, 2012, from $5.1 million, or 1.7% of revenue, in the same period in 2011. The increased general and administrative expenses were due to a number of factors including higher employee compensation and benefits of approximately $0.5 million, higher employee social security expenses of $0.11 million, and higher expenses for renovating employee dormitories of approximately $0.2 million in this period than same period a year ago.

Interest expense. Our interest expense increased by approximately $1.8 million to $7.7 million in the nine months ended March 31, 2012, from $5.9 million in the same period in 2011, mainly due to an increase of approximately $1.47 million in discounted interest expenses on bank notes and increased interest rates and bank loan amount. As a percentage of revenue, our interest expenses increased to 2.2% in the nine months ended March 31, 2012, from 1.9% in the same period in 2011.

Provision for income taxes. Our income tax expense was approximately $0.2 million in the nine months ended March 31, 2012 as compared to the income tax expense of $1.3 million in the same period last year. The decrease was due to lower taxable income and tax refunds. In the nine months ended March 31, 2012, Changshu Huaye and Jiangsu Cold-Rolled received tax refunds of $0.3 million and $1.1 million, respectively, for purchase of equipment, partially offset by higher income tax rate of 25% for the first calendar quarter of 2012 as compared to 12.5% in the same period last year for Jiangsu Cold-Rolled.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $1.0 million, or 10.2%, to $8.8 million in the nine months ended March 31, 2012, from $9.8 million in the same period in 2011, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this report were borrowings through short-term bank and private loans and long-term notes payable. Our operating activities provided approximately $39.6 million of cash in the nine months ended March 31, 2012. As of March 31, 2012, our total indebtedness to non-related parties under existing short-term loans was approximately $136.7 million. We also had approximately $13.6 million under long-term notes payable to non-related parties. We had no notes payable to related parties; however, approximately $25.0 million of our short-term notes payable were guaranteed by Shanghai Huaye and its affiliates. As of March 31, 2012, we also had an unused line of credit with banks of approximately $31.7 million (RMB 200.0 million) which entitled us to draw bank loans for general corporate purposes.

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

As of March 31, 2012, we had cash and cash equivalents (excluding restricted cash) of $5.5 million, short-term investment of $4.7 million and restricted cash of approximately $140.0 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$39,561	$(9,813)
Net cash (used in) investing activities	(84,736)	(13,865)
Net cash provided by financing activities	28,968	22,287
Effect of foreign currency translation on cash and cash equivalents	425	217
Net cash flows	(15,782)	(1,174)

Operating Activities

Net cash provided by operating activities was $39.6 million for the nine months ended March 31, 2012, an increase of $49.4 million from $9.8 million net cash used in operating activities for the same period last year. The increase in net cash provided by operating activities was primarily due to a $48.1 million increase in account payable and a $47.5 million decrease in advances to suppliers, partially offset by an increase in inventories of $40.1 million.   The increased account payable and inventories were mainly attributable to the fact that when demand for our HDG products exceeded supplies, we engaged in some spot transactions. As a result, the company’s increased both raw materials and product inventories.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills. Restricted cash will not be available for use until the related notes payable are paid to the bank.

Net cash used in investing activities was $84.7 million for the nine months ended March 31, 2012, as compared to $13.9 million for the same period in 2011. The increase in net cash used in investing activities was primarily due to increased amount of restricted cash of $53.5 million, increased purchase of equipment of $12.3 million and purchase of short-term investment of $4.7 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. We increased the amount of restricted cash in an effort to secure more bank loans and maintain liquidity as the money supply was tight in China. In addition, to pursue a reasonable yield, we bought some yield-enhanced products (Structured Deposits) as short-term investments.

Financing Activities

Net cash provided by financing activities was $29.0 million for the nine months ended March 31, 2012, as compared to $22.3 million for the same period in 2011. The increase in net cash provided by financing activities was mainly due to an additional borrowing of $47.2 million, partially offset by repayment of loans in an amount of $40.0 million.

As of March 31, 2012, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial Bank of China, Changshu Branch	$3.17	2011-05-20	2012-05-19	Changshu Huaye
The Agricultural Bank of China, Singapore Branch	10.00	2011-07-29	2012-07-29	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	3.17	2011-10-28	2012-04-26	Jiangsu Cold-Rolled, Shanghai Huaye
Communications Bank of China, Changshu Branch	3.17	2011-11-14	2012-11-14	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.17	2011-11-28	2012-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	6.33	2011-11-17	2012-11-16	None
The Agricultural Bank of China, Changshu Branch	3.96	2011-12-22	2012-12-21	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	0.43	2012-02-02	2012-04-30	None
The Agricultural Bank of China, Changshu Branch	7.44	2011-07-25	2012-07-21	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.33	2011-08-19	2012-08-16	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.75	2011-09-05	2012-09-05	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.33	2011-09-28	2012-09-27	None
Communications Bank of China, Changshu Branch	10.75	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.53	2011-10-25	2012-10-24	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.37	2011-10-31	2012-04-27	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.91	2011-11-10	2012-11-09	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.79	2011-11-02	2012-04-27	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	5.38	2011-11-21	2012-11-20	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	10.29	2011-12-12	2012-12-11	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.58	2011-12-28	2012-12-26	Changshu Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2011-12-29	2012-12-13	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	2.37	2012-01-06	2013-01-05	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	5.13	2012-02-15	2012-08-14	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.17	2012-02-16	2012-08-09	Changshu Huaye
Shenzhen Development Bank	1.58	2011-08-23	2012-08-23	Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	0.89	2012-02-22	2012-07-30	Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	1.74	2012-03-28	2012-06-28	Shanghai Huaye
Lin, GuiHua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	None
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	None
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	None
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	None
Macao International Bank Co., LTD	1.72	2011-04-11	2013-02-21	None
Total	$150.31

________________________

* Calculated on the basis that $1 = RMB 6.32

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in compliance with these debt covenants as of March 31, 2012.

In the coming 12 months, we will have approximately $136.7 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

See Note 2, Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Yongfei Jiang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, Ms. Chen and Mr. Jiang determined that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factor should be read in conjunction with that discussion. Except for the addition of this risk factor, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2011.

Our auditor, like other independent registered public accounting firms operating in China, is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, our investors currently do not have the benefits of PCAOB oversight.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the PCAOB and are required by U.S. law to undergo regular inspections by the PCAOB to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC. Because our auditor is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the audit work and practices of our auditor, like other registered audit firms operating in China, is currently not inspected by the PCAOB.

This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditor. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2012, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the third quarter of fiscal year 2012, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2012	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
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