Form 10-K
period 2012-06-30
Sutor Technology Group LTD
filed 2012-09-14
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

DongbangIndustrialPark

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $10.9 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 40,214,764 shares of the registrant’s common stock outstanding as of September 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUTOR TECHNOLOGY GROUP LIMITED

Annual Report on FORM 10-K

 For the Fiscal Year Ended June 30, 2012

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

Overview

We are one of the leading China-based, non-state-owned manufacturers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically hot-dip galvanized steel, or HDG steel, and pre-painted galvanized steel, or PPGI. In addition, we produce acid pickled steel, or AP steel, and cold-rolled steel, which represent the least processed of our finished products.  Since November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

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

Changshu Huaye and Jiangsu Cold-Rolled are located adjacent to each other in Changshu, China and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. For additional information about each segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 16, “Segment Information” to the consolidated financial statements included elsewhere in this annual report.

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

The following table sets forth sales information about our product mix in last two fiscal years.

(All amounts, other than percentages, in millions of U.S. dollars)

	Fiscal Year Ended June 30, 2012		Fiscal Year Ended June 30, 2011
Product	Revenue	% of Total Revenue	Revenue	% of Total Revenue
HDG Steel	$339.3	63.8%	$251.9	58.4%
PPGI	46.1	8.7%	61.8	14.3%
AP Steel	64.8	12.2%	34.3	8.0%
Cold-Rolled Steel	16.0	3.0%	40.3	9.3%
Welded Steel Pipe Products	36.4	6.8%	31.6	7.3%
Other	29.0	5.5%	11.8	2.7%
Total	$531.6	100.0%	$431.7	100.0%

HDG Steel

Using a technology called hot-dip galvanizing, we manufacture corrosion-resistant and zinc-coated HDG steel in different dimensions and using different materials and specifications requested by our customers. HDG steel products are manufactured from steel substrate of cold-rolled or hot-rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. HDG steel products are principally used in the electrical household appliances and construction markets.

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

Sales of HDG steel products amounted to approximately 451,269 MT in fiscal year 2012, representing approximately 63.8% of our total revenue. Currently, our HDG steel products are manufactured by Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye produces only HDG of cold-rolled steel. Jiangsu Cold-Rolled added two new HDG steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. These two new production lines became operational at the end of September 2008. The addition of the new production lines significantly expanded our production capacity of HDG steel, which increased production capacity from 300,000 MT per year to 700,000 MT per year.

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

PPGI Products

PPGI products are typically made to order based on customer specifications. Our PPGI products’ specification generally ranges from 700mm to 1250mm in width and from 0.2mm to 1.2mm in thickness. Our PPGI products are used mostly in solar energy, appliances and construction materials. We produce our PPGI by color-coating on HDG of cold-rolled steel and then coating them in various colors according to customer requirements. Our PPGI production line is equipped with the latest twice baking and coating technology, which together with indirect heating, enhances the color coated layers adhesion to the galvanized zinc layer.

Sales of PPGI products amounted to approximately 44,612 MT in fiscal year 2012, representing approximately 8.7% of our total revenue. Through our vertical integration strategy, we currently self-supply almost100% of HDG of cold-rolled steel to our PPGI production.

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

Most of our AP steel products are used for our own production of HDG steel and full-hard cold-rolled steel. We also sell a small portion of our AP steel products to the market. In fiscal year 2012, our sales of AP steel products were approximately 127,568 MT, representing approximately12.2% of our total revenue.

Full-Hard, Cold-rolled Steel Products

We commenced manufacturing of full-hard cold-rolled steel products in January 2007. Full-hard cold-rolled steel strips are treated in an annealing process and are used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use most of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. The remaining undergoes the annealing process and is sold to the market. Our sales of full-hard cold-rolled steel products amounted to approximately 23,963 MT in fiscal year 2012, representing approximately 3.0% of our total revenue. In addition, approximately 93.0% of cold-rolled steel products were used for our own production.

Welded Steel Pipe Products

Our subsidiary Ningbo Zhehua has one advanced JCOE (which represents the first letter of the production processes) production line with characteristics of high forming accuracy and efficiency as well as balanced distribution of forming stress, for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes, and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes.  Ningbo Zhehua is specialized in manufacturing large-diameter, double-side, submerged-arc welded steel pipes and spiral seam steel pipes. The finished products are extensively used for oil and gas transmission, municipal water supply projects, sewage treatment projects, and piling.  Sales of welded steel pipe products amounted to approximately 41,070 MT in fiscal year 2012, representing approximately 6.8% of our total sales revenue.

Manufacturing

Our manufacturing facilities are located in Changshu and Ningbo, China. Our facilities in Changshu currently have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our facilities in Ningbo have six welded steel pipe production lines. Our current annual production capacity is approximately 700,000 MT for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steels, 250,000 MT for cold-rolled steel and 400,000 MT for welded steel pipe products.

We utilize modern automated production technology which is strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye which supplied approximately 36.3% of our raw materials in fiscal year 2012. We believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 94% of total production costs in fiscal year 2012. We generally purchase steel coil after receiving orders from customers and are generally able to pass on increased costs to customers. We purchase steel strips primarily from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure a consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounted for approximately 4% of our total production costs of HDG steel in fiscal year 2012. We have established long-term relationships with several Chinese suppliers. We compare the prevailing domestic prices and choose the lower price and can generally pass price fluctuations onto customers. Zinc prices are closely guided by the London Metal Exchange quotation and are the most volatile among those of all of our raw materials.

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

Approximately 29.3% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2012. We currently do not have a long-term written contract with Shanghai Huaye and negotiate the terms of each transaction based on then current market condition. We believe such arrangement will afford us more flexibility and allow us to obtain more favorable prices based on the changing market. We believe we have a good relationship with Shanghai Huaye and expect Shanghai Huaye to remain as our major customer in the foreseeable future.  We plan to further expand our sales channel and increase our direct sales to end customers in the future. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2012.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 88.7% of our total revenue in fiscal year 2012. Within China, the biggest market for our products is eastern China, which includes Shanghai, Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Europe, the Middle East, Asia, and South America. Our foreign sales accounted for approximately 14.4% and 11.3% of our total revenue in fiscal years 2011 and 2012, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 70.7% of our products through our own sales and marketing department in fiscal year 2012. Our sales and marketing department consists of approximately78 employees as of the date of this annual report.

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

We also compete with international steel product manufacturers in the global market, such as ArcelorMittal and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Europe, the Middle East, Asia, and South America. Our export sales accounted for approximately 11.3% of our total sales for fiscal year 2012.

Our operating subsidiaries, Changshu Huaye and Jiangsu Cold-Rolled, are both located in Changshu, which provides us with a transportation cost advantage. Changshu is situated in the eastern coastal part of China, the largest market for coated steel products in China. In addition, our affiliate Shanghai Huaye has a logistic center in Changshu port, which provides us with convenient and low cost transportation for both raw materials and finished products. Further, our subsidiary Ningbo Zhehua is located in Ningbo which is one of the largest and most important sea port cities in China with easy access to both domestic and international markets.

Research and Development

We believe that the development of new products and production methods is important to our success. We established our high-performance steel sheet research center in 2007 which was recognized as the “Jiangsu Province Foreign Invested Research Center” by the Jiangsu Science and Technology Bureau. As of June 30, 2012, we had 86 research and development personnel and staff.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of June 30, 2012, we held 43 patents and had 33 patent applications pending.

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

Employees

As of June 30, 2012, we had approximately 731 full-time employees. Approximately 341 are employees of Changshu Huaye, approximately 199 are employees of Jiangsu Cold-Rolled, and approximately 191 are employees of Ningbo Zhehua.

The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Manufacturing	493
General and administration	74
Marketing and sales	78
Research and development	86

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.  Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise for the calendar years 2010, 2011, 2012. Jiangsu Cold-Rolled’s tax holiday expired at the end of 2011, and therefore, it was subject to an EIT rate of 12.5% in calendar year 2011 and is subject to an EIT rate of 25% starting in calendar year 2012. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

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

The Company intends to reinvest profits, if any, and does not intend to make cash distributions of dividends in the near future.

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

Available Information

Our Internet website is at www.sutorcn.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, Sutor Technology Group Limited, No. 8 Huaye Road, Dongbang Industrial Park, Changshu, China, 215534. The information posted on our website is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s website: www.sec.gov.

ITEM 1A.	RISKFACTORS.

RISKS RELATED TO OUR BUSINESS

We maintain a close business relationship with Shanghai Huaye and any disruption of this relationship or the financial stability of Shanghai Huaye could damage our business.

Our company and Shanghai Huaye, which is 100% owned by our majority shareholder, Chairperson and CEO, Lifang Chen and her husband Feng Gao, have a close business relationship.  Approximately 29.3% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2012, which distribute our products. In addition, a large portion of our raw materials were supplied by Shanghai Huaye in fiscal year 2012.  We believe that the larger size of Shanghai Huaye gives it greater bargaining power than us and our arrangement with Shanghai Huaye allows us to leverage its bargaining power and purchase raw materials at relatively lower purchase prices from suppliers. We do not have long-term written contracts with Shanghai Huaye.  In the past, Shanghai Huaye also has provided credit support on our behalf and guaranties for our benefit in connection with loans to us from third party lenders.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and, for companies that are not small reporting companies, the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Our management had previously identified material weaknesses in our internal control over financial reporting in fiscal years 2008 and 2009. Although our management believes that our internal control over financial reporting was effective as of June 30, 2012, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

The inability of the PCAOB to conduct inspections of auditors in China also makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, investors may be deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Our major source of liquidity is borrowing through short-term bank and private loans. Our total debt under existing loans as of June 30, 2012 was approximately $147.4 million, of which approximately $138.9 million are short-term loans to non-related third parties. We expect to renew our short-term loans when they become due. Our inability to renew these loans upon maturity may cause us working capital constraints. This substantial indebtedness could also impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

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

As part of our business strategy, we intend to accelerate our investment in new technologies in an effort to strengthen and differentiate our product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, we have 43 patents and 33 patent applications pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

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

Our growth strategy includes growing our operations by meeting the anticipated growth in demand for existing products, introducing new product offerings, and identifying and acquiring or investing in suitable candidates on acceptable terms. In 2009, we acquired a 100% ownership interest in Ningbo Zhehua. In addition, our subsidiary, Jiangsu Cold-Rolled, has recently completed construction of several new production lines and has been put into operation, but lacks a proven operational history. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in our industry. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	our ability to integrate and retain key management, sales, research and development, production and other personnel;

•	our ability to incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	integration and support of pre-existing supplier, distribution and customer relationships;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

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

Ms. Lifang Chen, our Chairman and beneficial owner of 75.5% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;
•	an early stage of development of the market-oriented sector of the economy;
•	a rapid growth rate;
•	a higher level of control over foreign exchange; and
•	the allocation of resources.

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Also, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

In addition, our facilities and products are subject to many laws and regulations. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

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

Sometimes we may need to import some of our raw materials and major equipment. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases onto our customers, our profitability and operating results may suffer. In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock could be delisted from the NASDAQ Capital Market.

On June 25, 2012, we received a deficiency letter from The Nasdaq Stock Market, or Nasdaq, indicating that for the last 30 consecutive business days our common stock, had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until December 24, 2012, to regain compliance with this requirement. At this time, this notification has no immediate effect on the listing and trading of our common stock on The Nasdaq Capital Market.

We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180 calendar day grace period. If compliance is not achieved by December 24, 2012, we may be eligible for an additional 180 calendar day grace period if we meet The Nasdaq Capital Market continued listing requirements for market value of publicly held shares and all other initial listing criteria as set forth in Nasdaq Listing Rule 5505 other than the minimum closing bid price requirement. If we are not eligible for such additional grace period, or it appears to the staff of Nasdaq that we will not be able to regain compliance during the grace period, Nasdaq will provide written notice to the Company that its securities will be delisted from The Nasdaq Capital Market. At such time, we would be able to appeal the delisting determination to the Nasdaq Listing Qualifications Department which would incur additional expenditures.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Ms. Lifang Chen, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 75.5% of our outstanding voting securities. As a result, she possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Given the volatility of our common stock and trends in the stock market in general, there can be no assurance that we will regain compliance with the Nasdaq continued listing requirement. A delisting from the Nasdaq Capital Market could result in our common stock being quoted on an over-the-counter market, which is generally considered to be a less efficient market than the Nasdaq Capital Market. Such delisting could have a materially adverse effect on the price and liquidity of our common stock as well as our ability to obtain financing for the continuation of our operations, which could result in the loss of confidence by investors, suppliers and employees.

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

We have three principal facilities: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye and Jiangsu Cold-Rolled are located in Dongbang Industrial park, Changshu, China and Ningbo Zhehua is located in Ningbo, China. Changshu Huaye was established in January 2003 and started operation in June 2004, with an annual production capacity of 300,000 MT of HDG of cold-rolled steel and 200,000 MT of PPGI. In fiscal year 2012, the capacity utilization rates for the HDG production line and PPGI production line were approximately 65.2% and 20.2%, respectively. Jiangsu Cold-Rolled was established in August 2003 and its AP steel production line started operation in September 2006 with an annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has an annual production capacity of 250,000 MT. In fiscal year 2012, the capacity utilization rates for the AP steel production line and cold-rolled steel production line were approximately 107.6% and 136.1%, respectively. Jiangsu Cold-Rolled constructed two new HDG steel production lines with annual manufacturing capacity of 400,000 MT which became operational at the end of September 2008. As of June 30, 2012, their capacity utilization rate was approximately76.3%. The new HDG steel production lines are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG steel production lines. Ningbo Zhehua was established in 2004. It has one JCOE production line for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. In fiscal year 2012, the average utilization rate of our weld steel pipe production lines were approximately 20.2%.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “SUTR.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2012
1st Quarter	$1.52	$0.86
2nd Quarter	1.37	0.85
3rd Quarter	1.30	1.02
4th Quarter	1.14	0.85

Year Ended June 30, 2011
1st Quarter	$2.14	$1.64
2nd Quarter	2.26	1.78
3rd Quarter	2.36	1.61
4th Quarter	1.73	1.10

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 10, 2012, there were approximately 13 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

On August 29, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over 12 months pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market, negotiated private or block transactions. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of the fiscal year ended June 30, 2012.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased	May Yet be
	Number of	Average	as Part of Publicly	Repurchased under
	Shares	Price Paid	Announced Plans	the Program
Period	Repurchased	per Share	or Programs	(in millions)
April 1, 2012 – April 30, 2012	-	$-	-	$4.47
May 1, 2012 – May 31, 2012	-	$-	-	$4.47
June 1, 2012 – June 30, 2012	105,455	$0.93	105,455	$4.37
Total	105,455		105,455	$

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue

Our revenue is generated from sales of our HDG steel, PPGI, AP steel and cold-rolled steel products. Since our acquisition of Ningbo Zhehua, we also generate revenue from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

We have four reportable business segments: Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology, and the first three segments are our principal manufacturing facilities.  Sutor Technology was recently established and has had limited operations so far. Changshu Huaye manufactures HDG steel and PPGI products.  In fiscal years 2012 and 2011, Changshu Huaye generated revenue of approximately $170.5 million and $186.2 million, which represented approximately 32.1% and 43.1% of our total revenue, respectively.  Jiangsu Cold-Rolled manufactures AP steel, cold-rolled steel and HDG steel products. Jiangsu Cold-Rolled generated revenue of approximately $311.3 million and $214.0million in fiscal years 2012 and 2011, which represented approximately 58.6% and 49.6% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products. In fiscal years 2012 and 2011, Ningbo Zhehua generated revenue of approximately $42.4 million and $31.5 million, which represented approximately 7.9% and 7.3% of our total revenue, respectively. A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a large portion of our raw materials. Approximately 29.3% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2012, as compared to approximately 38.4% last year. We expanded our own sales channel this year in effort to gain more market share. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network and to build brand value. In fiscal year 2012, Sutor Technology had approximately $7.4 million in revenue and accounted for approximately 1.4% of our total revenue.

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

In fiscal year 2012, approximately $168.1 million of raw material procurement was conducted through Shanghai Huaye and its affiliates.  Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  In fiscal year 2012, gross margin for domestic and international sales were approximately 7.3% and 13.3%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 10.4%, 6.5% and 7.8%, respectively. For Sutor Technology, its gross margin was approximately 3.8% for fiscal 2012. It was a new business and had a limited amount of business during the period.

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise for the calendar years 2010, 2011 and 2012. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and the Company received a refund on the over-paid portion of the EIT in July 2011. Jiangsu Cold-Rolled was subject to EIT of 12.5% for the calendar years 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments. See Item 1, “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Finally, we have Sutor Technology, which is intended to cover R&D operations and so far had limited trading operations. See Note 13, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Fiscal Years Ended June 20, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	June 30, 2012			June 30, 2011
	Amount		Percentage of Revenue	Amount		Percentage of Revenue
Revenue:	$			$
Revenue from unrelated parties		375,948	70.7%		266,127	61.6%
Revenue from related parties		155,676	29.3%		165,570	38.4%
Total		531,624	100%		431,697	100%
Cost of Revenue:
Cost of revenue from unrelated parties		(347,052)	(65.3)%		(240,848)	(55.8)%
Cost of revenue from related parties		(142,848)	(26.9)%		(150,397)	(34.8)%
Total		(489,900)	(92.2)%		(391,245)	(90.6)%
Gross Profit		41,723	7.8%		40,452	9.4%
Operating Expenses
Selling expense		(7,236)	(1.3)%		(7,504)	(1.8)%
General and administrative expense		(10,781)	(2.0)%		(7,814)	(1.8)%
Total Operating Expenses		(18,017)	(3.3)%		(15,318)	(3.6)%
Income from Operations		23,706	4.5%		25,134	5.8%
Other Income (Expense)
Interest income		2,832	0.5%		902	0.2%
Other income		409	0.0%		164	0.0%
Interest expense		(13,317)	(2.5)%		(7,971)	(1.8)%
Other expense		(918)	(0.0)%		(794)	(0.1)%
Changes in fair value of warrant liabilities		352	0.0%		607	0.1%
Total Other Income (Expense)		(10,642)	(2.0)%		(7,092)	(1.6)%
Income Before Taxes		13,063	2.5%		18,042	4.2%
Income tax expense		(998)	(0.2)%		(3,429)	(0.8)%
Net Income		$12,065	2.3%		$14,613	3.4%

Revenue. For the fiscal year ended June 30, 2012, revenue was $531.6 million compared to $431.7 million last year, an increase of approximately 23.1% primarily due to increased sales volume. Total sales volume in tons increased approximately 18.0% in fiscal year 2011 as compared to the same period last year, which reflected higher capacity utilization of our production facilities. Production of hop-dip galvanized steel was up 31.1% in 2012 than 2011 due to growing market demand for these products. Our diversified product lines are used in a variety of applications including construction, infrastructure, household appliances, solar water heaters, information technology and medical instruments. Although lately investments in construction and infrastructure in China have slowed down, consumer products and other sectors of the Chinese economy still grew from fiscal 2011 to 2012 due to significant replacement markets, demographic change and urbanization trend in China which, we believe, creates long-term and relatively stable demand for our fine finished steel products.

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	June 30, 2012		June 30, 2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Geographic Data:
China	$471,557	88.7%	$369,507	85.6%
Other Countries	60,067	11.3%	62,190	14.4%

Segment Data:
Changshu Huaye	$170,549	32.1%	$186,162	43.1%
Jiangsu Cold-Rolled	311,307	58.6%	214,010	49.6%
Ningbo Zhehua	42,407	7.9%	31,525	7.3%
Sutor Technology	7,361	1.4%	n/a	n/a

On a geographic basis, revenue generated from outside of China was $60.1 million, or 11.3% of total revenue, for fiscal year 2012, as compared to $62.2 million, or 14.4% of total revenue, for fiscal year 2011. The decrease was mainly attributable to overall weak global economies which reduced near-term demand for our steel products.

On a segment basis, after eliminating intercompany sales, revenue contributed by Changshu Huaye was $170.5 million for fiscal year 2012, reflecting a decrease of $15.7 million, or 8.4%, from $186.2 million in fiscal year 2011. The lower revenue was primarily due to lower production volume and export of our PPGI products. In fiscal 2012, our revenue from exported PPGI steel was approximately $20.1 million as compared to $34.0 million in fiscal 2011, or $13.9 million lower.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $311.3 million for fiscal year 2012, an increase of $97.3 million from $214.0 million last year, or 45.5%, mainly as a result of higher sales of HDG products as demand for household appliances remained strong in China. Revenue from HDG products increased approximately $85.6 million to $217.8 million in fiscal year 2012 from $132.2 million last year. In addition, revenue from acid-pickled products was approximately $64.8 million in fiscal 2012 as compared with $34.3 million last year. However, revenue from cold-rolled products was approximately $16.0 million in fiscal 2012 as compared to approximately $40.3 million in 2011. Cold-rolled steel can either be an intermediate product to produce HDG steel or sold to end customers. In fiscal 2012, we used more internally produced cold-rolled steel to produce HDG products in our vertically integrated production process. As a result, less cold-rolled steel was available for sale to customers.

Revenues contributed by Ningbo Zhehua were $42.4 million for fiscal year 2012, an increase of approximately $10.8 million from $31.6 million in fiscal year 2011, primarily resulting from completion of a number of projects that Ningbo Zhehua’s products are used for. A majority of the customers to whom Ningbo Zhehua’s products are sold are project contractors.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2012 increased $109.8 million, or 41.3%, to $375.9 million from $266.1 million in fiscal year 2011. We began to benefit from our continuing marketing and efforts to enhance our brand recognition.

Cost of revenue.  Cost of revenue increased $98.7 million, or 25.2%, to $489.9 million in fiscal year 2012 from $391.2 million in fiscal year 2011. As a percentage of revenue, cost of revenue increased to 92.2% in fiscal year 2012 from 90.6% last year. The increase in cost of revenue was mainly due to overall and consistent with increased sales volume and revenue.

Gross profit and gross margin. Gross profit increased $1.2 million to $41.7 million in fiscal year 2012 from $40.5 million in fiscal year 2011. Gross profit as a percentage of revenue (gross margin) was 7.8% in fiscal year 2012, as compared to 9.4% in fiscal year 2011. The decreased gross margin mainly resulted from the changes in the mix of products sold in fiscal 2012. In fiscal year 2012, we sold more acid-pickled steel but less PPGI steel. Acid-pickled steel has lower gross margin than PPGI steel. In addition, lower exports sales also contributed to lower overall gross margin. The gross margin for our exported products was approximately 13.3% as compared with approximately 7.3% for our domestic sales. The overall weak global economies affected our exports.

On a segment basis, gross margin for Changshu Huaye decreased to 10.4% in fiscal year 2012 from 13.5% last year, mainly because lower PPGI production and exports. Gross margin for Jiangsu Cold-Rolled increased to 6.5% in fiscal year 2012 from 5.3% last year, mainly due to better capacity utilization, more sales of higher-gross margin HDG steel and less sales of lower gross margin cold-rolled steel. Gross margin for Ningbo Zhehua decreased to 7.8% in fiscal year 2012, as compared to 13.7% in fiscal year 2011, mainly because we reduced product prices to gain market shares as well as due to a one-time sale of some excess inventory of raw materials at cost.

Total operating expenses. Our total operating expenses increased approximately $2.7 million to $18.0 million in fiscal year 2012 from $15.3 million in fiscal year 2011. As a percentage of revenue, our total operating expenses decreased to 3.3% in fiscal year 2012 from 3.5% in fiscal year 2011 as the increase in revenue outpaced the increase in total operating expenses.

Selling expenses. Our selling expenses decreased approximately $0.3 million to $7.2 million in fiscal year 2012, from $7.5 million in fiscal year 2011. As a percentage of revenue, our selling expense was 1.3% in fiscal 2012 as compared to 1.7% in fiscal 2011. The decrease in selling expenses was primarily due to lower international sales and effective cost control measures.

General and administrative expenses.  General and administrative expenses increased $3.0 million, or 38.5%, to $10.8 million, or 2.0% of revenue, in fiscal year 2012, from $7.8 million, or 1.8% of revenue, in fiscal year 2011. The higher general and administrative expenses were partially due to a number of factors including higher employee benefits of approximately $0.8 million, higher building maintenance and repair expense of $0.2 million, and higher allowance for bad account receivables of $0.2 million, than in the prior fiscal year.

Interest expense. Our interest expense increased $5.3 million to $13.3 million in fiscal 2012, from $8.0 million in fiscal 2011. As a percentage of revenue, our interest expenses increased to 2.5% in fiscal 2012, from 1.8% in fiscal 2011.  The increase in interest expense was mainly attributable to higher interest expense of approximately $1.7 million due to higher average principal amount of bank loans as well as higher discounted interest expenses on bank notes.

Provision for income taxes. We incurred income tax expense of $1.0 million in fiscal 2012 as compared to $3.4 million in fiscal 2011. The reduced income tax expense of $2.4 million was primarily due to an income tax refund of approximately $2.1 million for purchasing certain equipment.

Net income.Net income, without including the foreign currency translation adjustment, decreased $2.5 million, or approximately 17.1%, to $12.1million in fiscal year 2012, from $14.6 million in fiscal year 2011, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this annual report were borrowings through short-term bank and private loans and long-term notes payable.  Our operating activities provided approximately $2.6 million of cash in fiscal year 2012. As of June 30, 2012, our total indebtedness to non-related parties under existing short-term loans was approximately $139.0 million. We also had approximately $8.5 million under long-term notes payable to non-related parties. We had no notes payable to related parties. As of June 30, 2012, the Company also had an unused line of credit with banks of approximately $31.7 million (RMB 200 million) which entitled us to draw bank loans for general corporate purposes.

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

As of June 30, 2012, we had cash and cash equivalents (excluding restricted cash) of $9.5 million and restricted cash of $111.6 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

(all amounts in thousands of U.S. dollars)

(Unaudited)	Fiscal Years Ended June 30,
	2012	2011
Net cash provided by(used in) operating activities	13,169	(8,177)
Net cash (used in)provided by investing activities	(30,528)	(12,902)
Net cash provided by (used in) financing activities	5,205	28,441
Effect of foreign currency translation on cash and cash equivalents	360	627
Net cash flows	(11,794)	7,988

Operating Activities

Net cash provided by operating activities was $13.2 million in fiscal 2012 compared to $8.2 million cash used in fiscal 2011. Cash provided by operations in fiscal 2012 mainly consisted of our net income of $12.1 million, depreciation and amortization of $8.6 million, and changes in advances to suppliers and account payable of $13.6 million and $6.2 million, respectively. Advances to suppliers decreased from 2011 to 2012 mainly due to the timing of payment. Cash used for working capital requirements was primarily attributable to increased inventory of $3.1million, increased trade account receivables of $3.4 million, and lower advances from customers of $4.0 million in fiscal 2012 than 2011.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during fiscal year 2012 was $30.5 million as compared to $12.9 million net cash used in investing activities for fiscal year 2011. The increase of $17.6 million in net cash used in investing activities was primarily due to the capital expenditures for the new 500,000 MT cold-rolled production line under construction.

For fiscal 2013, we estimate the capital expenditure will be approximately $15 million consisting of approximately $7 million to be used for the completion of the construction of the 500,000 MT cold-rolled production line and $8 million for facility upgrading and technical innovation. Under normal operating conditions, we believe we can fund the planned capital expenditure through internally generated cash flows.

Financing Activities

Net cash provided by financing activities for fiscal year 2012 totaled $5.2 million, as compared to $28.4 million net cash provided by financing activities for fiscal year 2011. As compared with last fiscal year, the decrease in net cash provided by financing activities was mainly due to higher cash outflows of $8.3 million for repayment of loans and increased restricted cash in the amount of approximately $20.5 million in fiscal 2012 than 2011, partially offset by increased proceeds from loans of approximately $6.2 million.

As of June 30, 2012, the amount, maturity date and term of each of our loans were as follows.

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Singapore Branch	$10.0	2011-07-29	2012-07-29	Jiangsu Cold-Rolled
Communications Bank of China, Changshu Branch	3.17	2011-11-14	2012-11-14	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.17	2011-11-28	2012-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	6.33	2011-11-17	2012-11-16	None
The Agricultural Bank of China, Changshu Branch	3.96	2011-12-22	2012-12-21	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.17	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.17	2012-05-30	2013-05-28	Changshu Huaye
Construction Bank of China, Changshu Branch	0.13	2012-05-14	2012-08-03	None
The Agricultural Bank of China, Changshu Branch	7.44	2011-07-25	2012-07-21	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.33	2011-08-19	2012-08-16	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.75	2011-09-05	2012-09-05	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.33	2011-09-28	2012-09-27	None
Communications Bank of China, Changshu Branch	9.77	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.53	2011-10-25	2012-10-24	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.92	2011-11-10	2012-11-09	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	5.38	2011-11-21	2012-11-20	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	10.29	2011-12-12	2012-12-11	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.58	2011-12-28	2012-12-26	Changshu Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2011-12-29	2012-12-13	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	2.38	2012-01-06	2013-01-05	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.81	2012-02-15	2012-08-14	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.17	2012-2-16	2012-08-09	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.63	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.53	2012-04-27	2013-04-26	Changshu Huaye
Shenzhen Development Bank	1.58	2011-08-23	2012-08-23	Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	0.89	2012-02-02	2012-07-30	Changshu Huaye
Lin, Guihua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	None
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	None
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	None
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	None
Macao International Bank Co., LTD	1.72	2011-04-01	2013-02-21	None
Total	$147.42

* Calculated on the basis that $1 = RMB [6.31]

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain inventory levels, among other things. We were in compliance with these debt covenants as of June 30, 2012.

In the coming 12 months, we have approximately $138.9 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and transactions of the Company for all years presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Functional Currency and Translating Financial Statements - Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations and comprehensive income.

The reporting currency of the Company is the United States Dollars (“USD”). Sutor and Sutor BVI maintain their books and records in USD, their functional currency. The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the USD are translated into USD, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2012	June 30, 2011
Closing RMB : USD exchange rate at the year end	6.3143	6.4635
Average RMB : USD exchange rate for the year	6.3519	6.6278

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Accounting Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are provision for doubtful accounts on trade accounts receivables, notes receivables, other receivables and prepayments, advances to suppliers, reserves for inventories, estimated useful lives of property, plant and equipment, valuation allowance for deferred tax assets, valuation of financial instruments and share-based compensation.

Cash and Cash Equivalents - Cash and cash equivalents are stated at cost, which approximates fair value, and consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use and have original maturities of less than 90 days.

Restricted Cash -Restricted cash represents amounts held by banks in escrow as security for either notes payable that have yet to be drawn down or bank loans and therefore are not available for the Company’s use.

Short-term investments- Investments with stated maturities of greater than 90 days but less than 365 days are mainly time deposits that are classified as short-term investments. Short-term investments are classified as held-to-maturity and recorded at amortized cost when the Company has both the positive intent and ability to hold investments to maturity. As of June 30, 2012, all the short-term investments of the Company were classified as held-to-maturity.

Trade Accounts Receivable - Trade accounts receivable are carried at original invoiced amounts less an allowance for doubtful accounts.

Allowance for doubtful accounts– The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific bad debt provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is determined using first-in-first-out method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overhead based on normal operating capacity. The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have cost in excess of estimated market value.

Property, Plant and Equipment –Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Life
Buildings and plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Repair and maintenance costs are charged to expense as incurred, whereas the costs of betterments that extend the useful life of property, plant and equipment are capitalized as additions to the related assets. Retirements, sale and disposals of assets are recorded by removing the cost and accumulated depreciation with any resulting gain or loss reflected in the consolidated statements of operations.

Property, plant and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property, plant and equipment accounts and commences depreciation when these assets are ready for their intended use.

Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for these assets have not been made. Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are incurred. Interest costs are capitalized until the assets are ready for their intended use.

Foreign invested enterprises and foreign enterprises running business in the PRC are generally able to receive a refund of the value-added tax paid on property, plant and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property, plant and equipment when the refunds are collected.

Intangible Assets - Acquisition costs of land use rights are capitalized and amortized using the straight-line method over their estimated useful lives.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for each of the two years ended June 30, 2012 and 2011.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of June 30, 2012 and 2011, carrying values of these financial instruments except warrant liabilities approximated their fair values because of their generally short maturities. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black-Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

Assets measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Short-term investments
-Fixed rate time deposits	$4,849,112	$4,849,112	$-	$-

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$47,404	$-	$-	$47,404

	Balance as of June 30, 2011
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$399,572	$-	$-	$399,572

For a summary of changes in short-term investments for the years ended June 30, 2012 and 2011, please see Note 4.

For a summary of changes in warrant liabilities for the years ended June 30, 2012 and 2011, please see Note 11.

Statutory Reserves - In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and(iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly owned foreign enterprise (“WOFE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The Company sells some products to related parties, who in turn sell the product to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the product. Handling fees were $83,739 and $422,119 for the years ended June 30, 2012 and 2011 respectively and have been classified as selling expenses in the statement of operations.

Cost of Revenue - Cost of products sold includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs - Shipping and handling costs are billed to customers and recorded as revenue, and the associated costs are included in cost of revenues.

Employee Benefits - The full-time employees of the Company’s PRC subsidiaries are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued.

Share Based Compensation–Share options granted to employees are accounted for under ASC 718, “Compensation – Stock Compensation”, which requires that share-based awards granted to employees be measured based on the grant date fair value and recognized as compensation expense over the requisite service period (which is generally the vesting period) in the consolidated statements of operations. The Company has elected to recognize compensation expense using the straight-line method for all share options granted with service conditions that have a graded vesting schedule.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. To the extent the Company revises this estimate in the future, the share-based payments could be materially impacted in the period of revision, as well as in following periods.

Income Taxes–The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the years ended June 30, 2012 and 2011.

If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Earnings Per Share–Earnings per share are calculated in accordance with ASC subtopic 260-10 (“ASC 260-10”), Earnings Per Share: Overall. Basic earnings per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares and dilutive equivalent shares outstanding during the period. Dilutive equivalent shares consist of ordinary shares issuable upon the exercise of stock options granted, with an exercise price less than the average fair market value for such period, using the treasury stock method. Dilutive equivalent shares are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Share Repurchase Program–Pursuant to a Board of Directors’ resolution on August 29, 2011, the Company’s management is authorized to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company accounted for those shares repurchase as Treasury Stock at cost in accordance to ASC Subtopic 505-30 (“ASC 505-30”), Treasury Stock and is shown separately in the stockholders’ equity as the Company has not yet decided on the ultimate disposition of those repurchased stocks. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of June 30, 2012, the Company had repurchased 544,477 shares of its common stock at a total cost of $607,668.

Treasury stock reissuance–Shares of common stock repurchased by the Company that are not retired are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the Company's consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the years ended June 30, 2012 and June 30, 2011, the Company did not reissue shares from treasury stock.

Recent Accounting Pronouncements –In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820)”: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04will not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05), “Presentation of Comprehensive Income.” ASU 2011-05eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011- 12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement in ASU 2011-05 that entities present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 requires entities to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective date of ASU 2011-12 is consistent with ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. The provisions of ASU 2011-05 and ASU 2011-12 are not expected to have a material impact on the presentation of the Company’s consolidated financial statements.

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

Revision of Prior Year Financial Statements

During the year ended June 30, 2012, the Company identified an error related to the classification of the warrants to purchase up to 685,000 shares of common stock (with the fair value of $1.3 million at the issuance date of March 10, 2010). Previously, the Warrants were reflected as a component of equity as opposed to liabilities on the consolidated balance sheets and the consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. However, since the Company is obliged to deliver registered shares to the warrant holders upon exercise, the warrants should be classified as liabilities in accordance with Accounting Standards Codification 815 (“ASC 815”) because there are further registration and prospectus delivery requirements that are outside of the control of the Company. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated balance sheet as of June 30, 2011 and the consolidated statements of operations for the year ended June 30, 2011 included herein to reflect the correct balances. The opening additional paid-in capital and retained earnings as of June 30, 2010 also have been corrected as shown in the consolidated statements of stockholders’ equity to reflect the adjustments made to the warrants and changes in estimated fair value. The impact of correcting this error on net income as reported for the year ended June 30, 2011 was an increase of $607,331.

Set out below are the line items within the consolidated balance sheet as of June 30, 2011 and consolidated statement of operations for the year then ended have been affected by the revisions. The revisions had no impact on the Company’s total cash flows from operating, investing or financing activities.

	As of June 30, 2011
	Previously reported	Adjustments	Revised
Consolidated Balance Sheet

Warrant liabilities	$-	$399,572	$399,572
Total Current Liabilities	168,340,269	399,572	168,739,841
Total Liabilities	191,967,169	399,572	192,366,741
Additional paid-in capital	42,584,974	(1,368,428)	41,216,546
Retained earnings	107,137,213	968,856	108,106,069
Total Stockholders' Equity	$195,494,532	$(399,572)	$195,094,960

	For the year ended June 30, 2011
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$607,331	$607,331
Total Other Incomes/(Expenses)	(7,699,181)	607,331	(7,091,850)
Income Before Taxes	17,434,680	607,331	18,042,011
Net Income	$14,005,173	$607,331	$14,612,504

Basic Earnings per Share	$0.34	$0.02	$0.36
Diluted Earnings per Share	$0.34	$0.02	$0.36

Comprehensive Income	$24,542,802	$607,331	$25,150,133

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2012 and 2011 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Yongfei Jiang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Jiang concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2012 was effective.

During the fiscal year 2012, the management identified an error related to the classification of warrants in prior financial statements (Note 3 to the consolidated financial statements under Item 15 of this annual report). Although the management believes it had no material impact on the current or prior financial statements, the error, if not corrected, may have a significant misstatement on future financial reporting. This was a significant deficiency in our internal control procedures. Considering this was the only and an isolated incident as well as the fact that since this transaction has occurred the Company has increased the competency and experience of its accounting staff, management currently has the ability to deal with similar accounting issues.  As a result, the management believes this sole significant deficiency did not affect the overall effectiveness of our internal control processes. During the fiscal year 2012, the management did not identify any material weaknesses in the Company’s internal control procedures.

Because we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2012, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lifang Chen	41	Chairman of the Board, Chief Executive Officer and President
Yongfei Jiang	35	Director, Chief Financial Officer, Treasurer and Secretary
Naijiang Zhou	49	Vice President of Finance
Gerard Pascale	42	Director
Guoyou Shao	63	Director
Xinchuang Li	49	Director

Lifang Chen. Ms. Chen is the founder of the Company. She became our Chairwoman on February 1, 2007 and our CEO in May 2008. Under her leadership, the Company became a leading finished steel manufacturer in China with a vertically integrated business model offering unique one-stop customer services that are difficult to replicate. At the Company, Ms. Chen has cultivated a seasoned management team of professionals that are focused on growing the Company’s business and that are well known in the industry. Prior to founding the Company in 2002, Ms. Chen directed the civil administration bureau of Xiaoshan municipal government in China from September 1993 to May 2001 where she helped design various policies to strengthen the operations of local companies, coordinated businesses between private enterprise and local banks, and reviewed and approved IPOs for large companies. Ms. Chen is an accomplished entrepreneur in the Chinese fine finished steel industry and excels in enterprise management and industry and government relations. She obtained an MA degree in Philosophy from Zhejiang University.

Yongfei Jiang. Mr. Jiang became our director in June 2009 and has been our Chief Financial Officer, Treasurer and Secretary since February 2007. Mr. Jiang oversees all financial management activities of the Company including financial operations, governance, P&L budgeting, forecasting and analysis. He has also been the Chief Financial Officer our subsidiary, Changshu Huaye since 2005. From 2002 to 2005, Mr. Jiang was the financial manager at Guangzhou Huaye Steel Processing Company Limited where he was primarily responsible for the company’s banking operations. Prior to that he was the director of finance at Zhejiang Guotai Insulation Materials Company and participated in corporate restructuring and developing the ERP systems for the company. Mr. Jiang graduated from Zhejiang Finance and Economic College.

Naijiang Zhou. Mr. Zhou became our Vice President of Finance on February 1, 2010. Mr. Zhou served as Executive Vice President and Chief Financial Officer at Rich Fields Investment, Ltd., a private equity investment firm since 2008.  From April 2007 to July 2008, Mr. Zhou worked as international research analyst at Roth Capital Partners, a full service U.S. banking firm.  Before joining Roth Capital, Mr. Zhou worked for seven years as principal financial planner and principal financial analyst at American Electric Power, where he was responsible for strategic planning, financial planning and analysis, and corporate development. Prior to that, he worked for the Wing Group as financial analyst and U.S. Global Investors as senior research analyst and co-managed mutual fund investments. Mr. Zhou received both a Ph.D. and an MBA degree from the University of Texas at Austin, and a B.S. in Petroleum Engineering from China Petroleum University. He also holds the Chartered Financial Analyst (CFA) designation.

Gerard Pascale. Mr. Pascale has been a member of our Board since January 15, 2010. Mr. Pascale has extensive experience in financial accounting, financial analysis and planning, marketing research, corporate governance and securities. He is the Chief Financial Officer with Chile Mining Technologies, Inc. (OTCBB: LVEN), a mineral extraction company based in the Republic of Chile, whom he advised in preparing for their public transaction and fund raise. For the past two and a half years he has served as President and CEO of SC Financial Group, LLC, where he specializes in advising both US and international clients on valuation, financial modeling and the responsibilities of publicly traded US companies.  Previously, he was the Director of Finance at Heritage Management Consultants, Inc. where Mr. Pascale specialized in providing finance and SEC support throughout the entire process of listing on a US exchange.  From 2003 to 2005, Mr. Pascale was a Director with the Corporate Executive Board, a consulting firm delivering data and tools, practice research and insight to clients. He has also held financial analyst positions with Intel Corporation and Emerson Electric.  Mr. Pascale has a Bachelor of Science in Accounting from Virginia Tech and an MBA in finance from the University of Chicago.

Guoyou Shao. Mr. Shao has been a member of our Board since February 2008. Since April 2003, Mr. Shao has served as Board Chairman of Fortis Haitong Investment Management Co., Ltd., one of the first Sino-foreign joint ventures specializing in fund management to gain approval in China. Prior to this, Mr. Shao served as Manager of the Investor Relations Department of Haitong Securities Co. Ltd. since July 1998. Mr. Shao has extensive securities investment and asset management experience and holds a Master’s degree in Business Administration from Hong Kong Science Management Institute.

Xinchuang Li. Mr. Li has been a member of our Board since February 2008. Since 2009, Mr. Li has served as the Director of China Metallurgical Industry Planning & Research Institute (CMIPRI) in Beijing. From 2008 to 2009, Mr. Li served as the Executive Director of CMIPRI. From 2002 to 2008, Mr. Li served as the Vice Director and Chief Engineer of CMIPRI. From 1998 to 2002, Mr. Li served as the Vice-Chief Engineer of CMIPRI. Mr. Li has significant experience in the operations of companies engaged in steel production with a particular focus and specialization in the operations, planning and strategic focus of companies operating in the Chinese steel industry. Mr. Li holds a Master’s degree in Business Administration from Fordham University and Beijing University.

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

Lifang Chen. Ms. Chen has extensive senior management experience in the industry in which we operate, having served as our Chairman since February 2007 and Chief Executive Officer since May 2008. In addition, Ms. Chen has worked extensively with various governmental agencies in connection with our industry.

Yongfei Jiang. Mr. Jiang has extensive experience in our industry, as well as ten years of experience in working on corporate accounting, finance and capital management matters.

Gerard Pascale. Mr. Pascale brings to the Board a high level of financial literacy and sophistication, and extensive financial and capital markets experience, including M&A, debt and equity financings, restructuring and business expansion. In addition, Mr. Pascale has extensive experience dealing with corporate governance matters and filings with the SEC.

Guoyou Shao.Mr. Shao has extensive securities investment, asset management and investor relations experience.

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

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions,and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Yongfei Jiang, Gerard Pascale, Guoyou Shao and Xinchuang Li.

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that Gerard Pascale possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rule and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. In fiscal year 2012, all such reports were timely filed. In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – Fiscal Years Ended June 30, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Lifang Chen, CEO (2)	2012	120,831		25,530		146,361
	2011	100,000	-	25,390	-	125,390
Naijiang Zhou, VP Finance(3)	2012	101,426		70,327		171,753
	2011	90,527	-	67,776	-	158,303

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

(3) Pursuant to the Company’s 2009 Equity Incentive Plan, we granted options to purchase 20,000 shares of our common stock to Mr. Zhou with an exercise price of $2.71 per share on April 27, 2010.One-third of the option will each vest on the first, second and third anniversaries of the date of grant. In addition, Mr. Zhou received 20,000 restricted shares of common stock as part of his compensation for services from February 1, 2010 to January 31, 2011. According to the amendment to the employment agreement entered into on February 23, 2011, Mr. Zhou received 30,000 additional restricted shares of common stock as part of his annual compensation to be vested over a twelve month period. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment Mr. Zhou’s monthly base salary was increased from RMB 50,000 to RMB 58,000 (approximately $9,200) and the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012 under the 2009 Equity Incentive Plan, which shares vest on the 12-month anniversary date of the grant date.

Employment Agreements

On February 9, 2012, our subsidiary, Sutor Steel Technology Co., Ltd. (“Sutor BVI”) entered into an employment agreement with Ms. Chen, our Chief Executive Officer, under which Ms. Chen will receive an annual salary of $150,000. Ms. Chen’s employment with us is at-will and can be terminated by either party at any time with or without cause.

On February 9, 2012, Sutor BVI also entered into an employment agreement with Mr. Jiang, our Chief Financial Officer, under which Mr. Jiang will receive an annual salary of $120,000. Mr. Jiang’s employment with us is at-will and can be terminated by either party at any time with or without cause.

On December 18, 2009, we entered into an employment agreement with Mr. Naijiang Zhou, our Vice President of Finance, under which Mr. Zhou will receive a monthly salary of RMB50,000 (approximately $7,740) and 20,000 shares of the Company’s common stock per year. The employment contract has a one year term, starting from February 1, 2010, which will be automatically renewed unless terminated or modified by the parties. On February 23, 2011, we entered into an amendment to Mr. Zhou’s employment agreement, which provides for an increase in the number of shares issued to Mr. Zhou annually under the employment agreement from 20,000 to 30,000 shares of common stock. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment Mr. Zhou’s monthly base salary was increased from RMB 50,000 to RMB 58,000 (approximately $9,200). In addition, the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012,vesting on the 12-month anniversary date of the grant date. The contract is for one year and will not be automatically renewed.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at June 30, 2012 for each of our named executive officers.

	OPTION AWARDS(1)					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)
Lifang Chen	26,667	-	13,333	2.71	4/27/2015	-	-	-	-
Naijiang Zhou	13,333	-	6,667	2.71	4/27/2015	50,000	46,000	-	-

(1)	On April 27, 2010, we issued options to our executive officers under the Sutor Technology Group Limited 2009 Equity Incentive Plan. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(2)	Pursuant to the amendment to the employment agreement dated February 23, 2011, we granted Mr. Zhou 30,000 shares to be vested over a twelve month period. On February 21, 2012, we granted additional 50,000 restricted shares to Mr. Zhou, vesting on the 12-month anniversary date of the grant date.

(3)	Values are based on the closing stock price of $0.92per share on June 29, 2012.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended June 30, 2012:

Name	Fees Earned or Paid inCash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerard Pascale	55,000	4,403	2,030	-	-	61,433
Guoyou Shao	20,919	-	-	-	-	20,919
Xinchuang Li	20,919	-	-	-	-	20,919

Under the terms of the independent director contract that we entered into with each above independent directors in February 2012, Mr. Pascale is entitled to $55,000 in cash and 10,000 restricted shares of the Company, vesting on the 12-month anniversary date of the grant date, Mr. Shao is entitled to RMB 132,000 (approximately $20,433) and Mr. Li is entitled to RMB 132,000 (approximately $20,433), as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Pascale’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, we will reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 10, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Lifang Chen	Chairman and Chief Executive Officer	Common Stock	30,364,716	(3) (4)	75.5%
Yongfei Jiang	Chief Financial Officer	Common Stock	17,333	(5)	*
Naijiang Zhou	VP of Finance	Common Stock	113,333	(6)	*
Gerard Pascale	Director	Common Stock	16,625	(7)	*
Guoyou Shao	Director	Common Stock	-		*
Xinchuang Li	Director	Common Stock	-		*
All Officers and Directors as a group (6 persons named above)			30,512,007		75.5%
5% Security Holders
Total Raise Investments Ltd.		Common Stock	30,338,050		75.4%
Lifang Chen		Common Stock	30,364,716	(3)	75.5%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	A total of 40,214,764shares of our common stock are considered to be outstanding as of September 10, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator pursuant to Rule 13d-3(d)(1).

(3)	Includes 30,338,050 shares of common stock owned by Total Raise Investments Ltd., a BVI company wholly owned by Ms. Chen. Ms. Chen disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(4)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Ms. Chen an option to purchase 40,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(5)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Mr. Jiang an option to purchase 26,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(6)	On February 1, 2010, Mr. Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. As of October 10, 2011, all of these shares have vested. In addition, on February 23, 2011, Mr. Zhou was granted 30,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. Pursuant to the Company’s 2009 Equity Incentive Plan, we also granted Mr. Zhou an option to purchase 20,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012,vesting on the 12-month anniversary date of the grant date.

(7)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which will vest monthly in equal installments over a 12-month period starting February 23, 2011.On February 21, 2012, we granted 10,000 restricted shares to Mr. Pascale, which will vest on the one-year anniversary date of the grant date.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2012 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	105,000	(2)	$2.71	1,785,000
Equity compensation plans not approved by security holders	-		-	-
Total	105,000		$2.71	1,785,000

(1)	On April 15, 2009, our board of directors authorized the establishment of the Sutor Technology Group Limited 2009 Equity Incentive Plan, whereby we are authorized to issue shares of our Common Stock to certain employees, directors and consultants. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 2,000,000 shares. The Plan was approved by our stockholders on June 16, 2009.

(2)	On April 27, 2010, we granted options to purchase a total of 100,000 shares of our common stock to certain officers, directors and employees with an exercise price of $2.71 per share. One third of the option will vest and become exercisable on the first, second and third anniversaries of the date of grant. On February 1, 2010, Mr. Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. On February 23, 2011, we issued 30,000 shares of our common stock to Mr. Naijiang Zhou under the 2009 Equity Incentive Plan, to vest in equal installments over a twelve month period. On February 21, 2012, the Company granted 50,000 restricted shares to Mr. Zhou, vesting on the 12-month anniversary date of the grant date. On February 23, 2011, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which will vest monthly in equal installments over a 12-month period starting February 23, 2011.On February 21, 2012, we granted 10,000 restricted shares to Mr. Pascale, which will vest on the one-year anniversary date of the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	We sell our products to and buy raw materials from various companies which are beneficially owned or controlled by our CEO and President, Ms. Lifang Chen. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties. See Note 9,“Related Parties” to the consolidated financial statements included elsewhere in this report. The transactions relating to the sale of our products are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2012	Fiscal 2011
Changshu Diemate Steel Processing Co. Ltd.	Sale of products by Company	$-	$1,015
HangzhouXiaoshan Southern Industry Co., Ltd.	Sale of products by Company	297,253	-
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Company	671,302	216,965
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Company	4,341,513	19,661,583
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Company	138,156,998	140,213,706
WuxiHaide Steel Processing Co., Ltd.	Sale of products by Company	7,058,099	-
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Company	487,476	60,717
GuangzhouQiyuan Steel Processing Co., Ltd.	Sale of products by Company	4,663,808	-
Tianjin Huaye Steel processing Co., Ltd.	Sale of products by Company	-	5,415,935

For the years ended June 30, 2012 and 2011, purchases from related parties beneficially owned or controlled by Ms. Chen totaled $168,095,827 and $237,261,815, respectively.

•	At June 30, 2012 and 2011, the Company had letters of credit totaling $82,669,496 and $38,972,693, respectively, in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

•	During the years ended June 30, 2012 and 2011, the Company repaid nil and $600,000 loans from related parties. As of June 30, 2012 and 2011, the Company had loans from related parties totaling $8,815,502 and $8,800,879, respectively; and accrued interest totaling $1,621,842 and $1,250,812, respectively. The loans from related parties and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying consolidated balance sheet as of June 30, 2012 and 2011.

•	Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

•	On August 6, 2004, our subsidiary Ningbo Zhehua entered into a lease agreement with Ningbo Huaye Steel Processing Co., Ltd., a subsidiary of Shanghai Huaye, pursuant to which Ningbo Zhehua leased a factory building located at the Ningbo Camel Machinery & Electronics Industrial Park. The lease agreement has a term of 10 years which will expire on August 31, 2013 and the annual rent is RMB 960,000 (approximately $0.14 million).

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

Parents of the Company

Total Raise Investments Ltd., an entity owned and controlled by Ms. Lifang Chen, our Chairman and Chief Executive Officer, currently owns approximately 75.5% of our common stock.

Director Independence

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by its independent registered public accounting firms for professional services rendered for the fiscal years ended June 30, 2012 and 2011:

(in thousands of U.S. dollars)

	June 30,2012	June 30,2011
Audit fees(1)	$411.6	$484.8
Audit-related fees(2)	7.0	6.8
Tax fees	-	-
All other fees	-	-
Total	418.6	491.6

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by our principal accountant for the consolidated financial statements as of and for the year ended June 30, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

The following financial statement schedule is filed herewith: Schedule I - Sutor Technology Group Limited (parent only) unconsolidated financial statements as of and for the years ended June 30, 2012 and 2011.

Schedules other than that listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2012

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/Lifang Chen
Lifang Chen
Chief Executive Officer

By:	/s/Yongfei Jiang
Yongfei Jiang
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lifang Chen	Chairman and Chief Executive Officer	September 14, 2012
Lifang Chen	(Principal Executive Officer)

/s/ Yongfei Jiang	Director, Chief Financial Officer	September 14, 2012
Yongfei Jiang	(Principal Financial and Accounting Officer)

/s/ Gerard Pascale	Director	September 14, 2012
Gerard Pascale

/s/ Guoyou Shao	Director	September 14, 2012
Guoyou Shao

/s/ Xinchuang Li	Director	September 14, 2012
Xinchuang Li

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sutor Technology Group Limited and subsidiaries

We have audited the accompanying consolidated balance sheet of Sutor Technology Group Limited and subsidiaries (the “Company”) as of June 30, 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiariesas of June 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton

Beijing, China

September 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Sutor Technology Group Limited

We have audited the accompanying consolidated balance sheet of Sutor Technology Group Limited and subsidiaries as of June 30, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
October 13, 2011

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$9,530,531	$21,324,931
Restricted cash	111,582,149	72,326,482
Short-term investments	4,849,112	-
Trade accounts receivable, net of allowance for doubtful accounts of $1,306,099 and $856,554, respectively	7,023,880	3,969,090
Notes receivable	475,112	168,029
Other receivables and prepayments, net of allowance for doubtful accounts of $351,372 and $529,068, respectively	4,275,817	2,004,044
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $366,697 and $493,761, respectively	27,446,626	42,067,716
Advances to suppliers, related parties, net of allowance for doubtful accounts of nil and $127,903, respectively	121,884,833	116,772,842
Inventories, net	50,432,279	46,197,179
Deferred tax assets	709,688	363,497
Total Current Assets	338,210,027	305,193,810
Non-current Assets:
Advances for purchase of long term assets	15,001,088	81,191
Property, plant and equipment, net	77,231,273	79,103,131
Intangible assets, net	3,082,877	3,083,569
Total Non-current Assets	95,315,238	82,267,891
TOTAL ASSETS	$433,525,265	$387,461,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$111,166,838	$95,494,490
Long-term loans, current portion	27,762,975	-
Accounts payable	57,079,617	55,674,454
Other payables and accrued expenses	8,820,064	4,840,135
Other payables, related parties	-	594,105
Advances from customers	7,924,812	11,737,085
Warrant liabilities	47,404	399,572
Total Current Liabilities	212,801,710	168,739,841
Long-Term Loans	8,490,772	23,626,900
Total Liabilities	221,292,482	192,366,741
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value;
authorized: 500,000,000 shares as of June 30, 2012 and June 30, 2011;
issued: 40,805,602 shares and 40,745,602 shares as of June 30, 2012 and June 30, 2011, respectively	40,805	40,745
Additional paid-in capital	41,344,306	41,216,546
Statutory reserves	18,100,361	15,662,039
Retained earnings	117,732,738	108,106,069
Accumulated other comprehensive income	35,622,241	30,069,561
Less: Treasury stock, at cost, 544,477and nil shares as of June 30, 2012 and June 30, 2011, respectively	(607,668)	-
Total Stockholders' Equity	212,232,783	195,094,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$433,525,265	$387,461,701

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Years Ended
	June 30
	2012	2011

Revenue:
Revenue from unrelated parties	$375,947,830	$266,126,597
Revenue from related parties	155,675,893	165,569,921
	531,623,723	431,696,518

Cost of Revenue
Cost of revenue from unrelated parties	(347,052,327)	(240,847,808)
Cost of revenue from related parties	(142,848,128)	(150,397,400)
	(489,900,455)	(391,245,208)

Gross Profit	41,723,268	40,451,310

Operating Expenses:

Selling expenses	(7,236,095)	(7,503,738)
General and administrative expenses	(10,781,178)	(7,813,711)
Total Operating Expenses	(18,017,273)	(15,317,449)
Income from Operations	23,705,995	25,133,861

Other Incomes/(Expenses):
Interest income	2,831,798	901,511
Interest expense	(13,317,274)	(7,971,129)
Changes in fair value of warrant liabilities	352,168	607,331
Other income	408,703	163,977
Other expense	(918,090)	(793,540)
Total Other Incomes/(Expenses)	(10,642,695)	(7,091,850)

Income Before Taxes	13,063,300	18,042,011
Income tax expense	(998,309)	(3,429,507)
Net Income	$12,064,991	$14,612,504

Basic Earnings per Share	$0.30	$0.36
Diluted Earnings per Share	$0.30	$0.36

Basic Weighted Shares Outstanding	40,533,158	40,726,123
Diluted Weighted Shares Outstanding	40,533,158	40,726,123

Net Income	$12,064,991	$14,612,504
Foreign currency translation adjustment	5,552,680	10,537,629
Comprehensive Income	$17,617,671	$25,150,133

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	Treasury
	Number	Amount	Capital	Reserves	Earnings	Income	Stock	Total

Balance as of June 30, 2010	40,715,602	$40,715	$41,097,153	$12,629,151	$96,526,453	$19,531,932	$-	$169,825,404
Stock-based compensation	30,000	30	119,393	-	-	-	-	119,423
Provision of statutory reserves	-	-	-	3,032,888	(3,032,888)	-	-	-
Net income for the year	-	-	-	-	14,612,504	-	-	14,612,504
Foreign currency translation adjustment	-	-	-	-	-	10,537,629	-	10,537,629
Balance as of June 30, 2011	40,745,602	$40,745	$41,216,546	$15,662,039	$108,106,069	$30,069,561	$-	$195,094,960
Stock-based compensation	60,000	60	127,760	-		-	-	127,820
Provision of statutory reserves	-	-	-	2,438,322	(2,438,322)	-	-	-
Net income for the year	-	-	-	-	12,064,991	-	-	12,064,991
Foreign currency translation adjustment	-	-	-	-	-	5,552,680	-	5,552,680
Repurchase of common stock	-	-	-	-	-	-	(607,668)	(607,668)
Balance as of June 30, 2012	40,805,602	$40,805	$41,344,306	$18,100,361	$117,732,738	$35,622,241	$(607,668)	$212,232,783

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	June 30
	2012	2011
Cash Flows from Operating Activities:
Net income	$12,064,991	$14,612,504
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	8,623,056	7,684,071
(Reversal)/provision for doubtful accounts	(30,366)	457,110
Write downs of inventories	25,015	-
Stock-based compensation	127,820	119,423
Foreign currency exchange gain	(402,700)	(48,495)
Loss/(gain) on disposal of property, plant and equipment	36,422	(4,481)
Interest income from short-term investments carried at amortized cost	(97,412)	-
Deferred income taxes	(335,604)	(16,086)
Changes in fair value of warrant liabilities	(352,168)	(607,331)
Changes in current assets and liabilities:
Restricted cash	(16,778,737)	(20,899,568)
Trade accounts receivable	(3,392,490)	6,987,250
Notes receivable	(301,319)	(88,423)
Other receivables and prepayments	(2,022,785)	(787,861)
Advances to suppliers, unrelated parties	15,660,580	(32,418,331)
Advances to suppliers, related parties	(2,051,343)	(13,399,681)
Inventories	(3,149,913)	(3,757,906)
Accounts payable	6,196,904	29,686,859
Other payables and accrued expenses	3,999,210	(438,981)
Other payables, related parties	(604,544)	217,267
Advances from customers	(4,045,719)	4,525,550
Net Cash Provided by/(Used In) Operating Activities	13,168,898	(8,177,110)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(25,868,522)	(12,908,403)
Proceeds from disposal of property, plant and equipment	63,526	6,067
Purchase of short-term investments	(4,722,996)	-
Net Cash Used In Investing Activities	(30,527,992)	(12,902,336)

Cash Flows from Financing Activities:
Proceeds from loans	155,351,324	149,159,704
Payments of loans	(128,992,840)	(120,718,568)
Changes in restricted cash	(20,545,678)	-
Payments on repurchase of common stock	(607,668)	-
Net Cash Provided By Financing Activities	5,205,138	28,441,136

Effect of Exchange Rate Changes on Cash	359,556	626,505

Net Change in Cash and Cash Equivalents	(11,794,400)	7,988,195
Cash and Cash Equivalents at Beginning of Year	21,324,931	13,336,736
Cash and Cash Equivalents at End of Year	$9,530,531	$21,324,931

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 9)	$10,437,344	$10,051,691
Supplemental Cash Flow Information:
Cash paid during the year for interest expense	$(12,809,907)	$(7,441,918)
Cash paid during the year for income tax	$(1,015,879)	$(2,118,597)

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Sutor Technology Group Limited (“Sutor”) was incorporated on May 1, 1997 in the State of Nevada under the name of Bronze Marketing, Inc. and changed the name to Sutor Technology Group Limited effective March 6, 2007. Its principal activity is investment holding. The principal activities of its subsidiaries are described in the table below. Sutor together with its subsidiaries listed below are referred to as the “Company” hereinafter.

As of June 30, 2012, the Company’s subsidiaries included the following entities:

Name of subsidiary	Date of incorporation	Place of incorporation	Percentage of shareholding	Principal activities

Sutor Steel Technology Co., Ltd. (“Sutor BVI”)	Aug 15, 2006	British Virgin Islands	100%	Investment holding

Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”)	Aug 28, 2003	PRC	100%	Manufactures of hot-dip galvanized steel and pre-painted galvanized steel

Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”)	Aug 28, 2003	PRC	100%	Manufacture of cold-rolled steel, acid pickled steel and hot-dip galvanized steel

Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) (1)	Apr 5, 2004	PRC	100%	Manufactures heavy steel pipe

Sutor Technology Co., Ltd. (“Sutor Technology”)	Feb 24, 2010	PRC	100%	Trading of steel products

(1) On November 10, 2009, pursuant to an Equity Transfer Agreement (the “Agreement”), Changshu Huaye acquired 100% equity interests in Ningbo Zhehua from Shanghai Huaye Iron & Steel Co., Ltd., (an entity under common control with the Company) (“Shanghai Huaye”) for approximately $6,615,825 in cash. The acquisition was a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and transactions of the Company for all years presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain comparative figures have been reclassified to conform to the current year presentation.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Functional Currency and Translating Financial Statements - Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations and comprehensive income.

The reporting currency of the Company is the United States Dollars (“USD”). Sutor and Sutor BVI maintain their books and records in USD, their functional currency. The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the USD are translated into USD, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2012	June 30, 2011
Closing RMB : USD exchange rate at the year end	6.3143	6.4635
Average RMB : USD exchange rate for the year	6.3519	6.6278

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Accounting Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are provision for doubtful accounts on trade accounts receivables, notes receivables, other receivables and prepayments, advances to suppliers, reserves for inventories, estimated useful lives of property, plant and equipment, valuation allowance for deferred tax assets, valuation of financial instruments and share-based compensation.

Cash and Cash Equivalents - Cash and cash equivalents are stated at cost, which approximates fair value, and consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use and have original maturities of less than 90 days.

Restricted Cash - Restricted cash represents amounts held by banks in escrow as security for either notes payable that have yet to be drawn down or bank loans and therefore are not available for the Company’s use.

Short-term investments - Investments with stated maturities of greater than 90 days but less than 365 days are mainly time deposits that are classified as short-term investments. Short-term investments are classified as held-to-maturity and recorded at amortized cost when the Company has both the positive intent and ability to hold investments to maturity. As of June 30, 2012, all the short-term investments of the Company were classified as held-to-maturity.

Trade Accounts Receivable - Trade accounts receivable are carried at original invoiced amounts less an allowance for doubtful accounts.

Allowance for doubtful accounts – The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific bad debt provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is determined using first-in-first-out method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overhead based on normal operating capacity. The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have cost in excess of estimated market value.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Life
Buildings and plant	20 years
Machinery	10 years
Office and other equipment	10 years
Vehicles	5 years

Repair and maintenance costs are charged to expense as incurred, whereas the costs of betterments that extend the useful life of property, plant and equipment are capitalized as additions to the related assets. Retirements, sale and disposals of assets are recorded by removing the cost and accumulated depreciation with any resulting gain or loss reflected in the consolidated statements of operations.

Property, plant and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property, plant and equipment accounts and commences depreciation when these assets are ready for their intended use.

Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for these assets have not been made. Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are incurred. Interest costs are capitalized until the assets are ready for their intended use.

Foreign invested enterprises and foreign enterprises running business in the PRC are generally able to receive a refund of the value-added tax paid on property, plant and equipment purchased and manufactured within the PRC. The Company recognizes refunds of value-added tax as a reduction of property, plant and equipment when the refunds are collected.

Intangible Assets - Acquisition costs of land use rights are capitalized and amortized using the straight-line method over their estimated useful lives.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for each of the two years ended June 30, 2012 and 2011.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of June 30, 2012 and 2011, carrying values of these financial instruments except warrant liabilities approximated their fair values because of their generally short maturities. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

Assets measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Short-term investments
- Fixed rate time deposits	$4,849,112	$4,849,112	$-	$-

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$47,404	$-	$-	$47,404

	Balance as of June 30, 2011
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$399,572	$-	$-	$399,572

For a summary of changes in short-term investments for the years ended June 30, 2012 and 2011, please see Note 4.

For a summary of changes in warrant liabilities for the years ended June 30, 2012 and 2011, please see Note 11.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Statutory Reserves - In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly owned foreign enterprise (“WOFE”) is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

The Company sells some products to related parties, who in turn sell the product to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the product. Handling fees were $83,739 and $422,119 for the years ended June 30, 2012 and 2011 respectively and have been classified as selling expenses in the statement of operations.

Cost of Revenue - Cost of products sold includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs - Shipping and handling costs are billed to customers and recorded as revenue, and the associated costs are included in cost of revenues.

Employee Benefits - The full-time employees of the Company’s PRC subsidiaries are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued.

Share Based Compensation – Share options granted to employees are accounted for under ASC 718, “Compensation – Stock Compensation”, which requires that share-based awards granted to employees be measured based on the grant date fair value and recognized as compensation expense over the requisite service period (which is generally the vesting period) in the consolidated statements of operations. The Company has elected to recognize compensation expense using the straight-line method for all share options granted with service conditions that have a graded vesting schedule.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. To the extent the Company revises this estimate in the future, the share-based payments could be materially impacted in the period of revision, as well as in following periods.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes – The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the years ended June 30, 2012 and 2011.

If the amount of the Company’s taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Earnings Per Share – Earnings per share are calculated in accordance with ASC subtopic 260-10 (“ASC 260-10”), Earnings Per Share: Overall. Basic earnings per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares and dilutive equivalent shares outstanding during the period. Dilutive equivalent shares consist of ordinary shares issuable upon the exercise of stock options granted, with an exercise price less than the average fair market value for such period, using the treasury stock method. Dilutive equivalent shares are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Share Repurchase Program – Pursuant to a Board of Directors’ resolution on August 29, 2011, the Company’s management is authorized to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company accounted for those shares repurchase as Treasury Stock at cost in accordance to ASC Subtopic 505-30 (“ASC 505-30”), Treasury Stock and is shown separately in the stockholders’ equity as the Company has not yet decided on the ultimate disposition of those repurchased stocks. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of June 30, 2012, the Company had repurchased 544,477 shares of its common stock at a total cost of $607,668.

Treasury stock reissuance – Shares of common stock repurchased by the Company that are not retired are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the Company's consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the years ended June 30, 2012 and June 30, 2011, the Company did not reissue shares from treasury stock.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 (ASU 2011-05), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011- 12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement in ASU 2011-05 that entities present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 requires entities to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective date of ASU 2011-12 is consistent with ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. The provisions of ASU 2011-05 and ASU 2011-12 are not expected to have a material impact on the presentation of the Company’s consolidated financial statements.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2012, the Company identified an error related to the classification of the warrants to purchase up to 685,000 shares of common stock (with the fair value of $1.3 million at the issuance date of March 10, 2010). Previously, the Warrants were reflected as a component of equity as opposed to liabilities on the consolidated balance sheets and the consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. However, since the Company is obliged to deliver registered shares to the warrant holders upon exercise, the warrants should be classified as liabilities in accordance with Accounting Standards Codification 815 (“ASC 815”) because there are further registration and prospectus delivery requirements that are outside of the control of the Company. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated balance sheet as of June 30, 2011 and the consolidated statements of operations for the year ended June 30, 2011 included herein to reflect the correct balances. The opening additional paid-in capital and retained earnings as of June 30, 2010 also have been corrected as shown in the consolidated statements of stockholders’ equity to reflect the adjustments made to the warrants and changes in estimated fair value. The impact of correcting this error on net income as reported for the year ended June 30, 2011 was an increase of $607,331.

Set out below are the line items within the consolidated balance sheet as of June 30, 2011 and consolidated statement of operations for the year then ended have been affected by the revisions. The revisions had no impact on the Company’s total cash flows from operating, investing or financing activities.

	As of June 30, 2011
	Previously reported	Adjustments	Revised
Consolidated Balance Sheet

Warrant liabilities	$-	$399,572	$399,572
Total Current Liabilities	168,340,269	399,572	168,739,841
Total Liabilities	191,967,169	399,572	192,366,741
Additional paid-in capital	42,584,974	(1,368,428)	41,216,546
Retained earnings	107,137,213	968,856	108,106,069
Total Stockholders' Equity	$195,494,532	$(399,572)	$195,094,960

	For the year ended June 30, 2011
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$607,331	$607,331
Total Other Incomes/(Expenses)	(7,699,181)	607,331	(7,091,850)
Income Before Taxes	17,434,680	607,331	18,042,011
Net Income	$14,005,173	$607,331	$14,612,504

Basic Earnings per Share	$0.34	$0.02	$0.36
Diluted Earnings per Share	$0.34	$0.02	$0.36

Comprehensive Income	$24,542,802	$607,331	$25,150,133

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments as of June 30, 2012 consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities
- Fixed rate time deposits	$4,849,112	$-	$4,849,112

The Company recorded interest income related to its short-term investments amounted to $97,992 for the year ended June 30, 2012 in the consolidated statements of operations. No interested income was recorded for the year ended June 30, 2011, as no such investment was held.

The following table summarizes the movement of short-term investments for the years ended June 30, 2012 and 2011:

Amount
Balance as of June 30, 2011	-
Payment for fixed rate time deposits	4,722,996
Interest income recognized during the year	97,412
Foreign currency translation difference	28,704
Balance as of June 30, 2012	$4,849,112

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2012	2011
Raw materials	$21,486,439	$18,991,085
Finished goods	29,061,437	27,294,440
	50,547,876	46,285,525
Less: allowance for obsolescence	(115,597)	(88,346)
Inventories, net	$50,432,279	$46,197,179

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2012 and 2011 consisted of the following:

	June 30,	June 30,
	2012	2011
Buildings and plant	$43,402,250	$40,388,929
Machinery	71,825,535	69,744,627
Office and other equipment	1,383,305	1,252,653
Vehicles	488,268	434,288
	117,099,358	111,820,497
Less: accumulated depreciation	(44,421,165)	(35,081,522)
	72,678,193	76,738,975
Construction in progress	4,553,080	2,364,156
Property, Plant and Equipment, net	$77,231,273	$79,103,131

As of June 30, 2012 and 2011, certain of the Company’s property, plant and equipment amounted to approximately $45 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company.

Depreciation expense for the years ended June 30, 2012 and 2011 was $8,549,938 and $7,613,997, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2012 and 2011 consisted of the following:

	June 30,	June 30,
	2012	2011
Cost	$3,677,663	$3,592,769
Less: Accumulated amortization	(594,786)	(509,200)
Intangible Assets, net	$3,082,877	$3,083,569

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the years ended June 30, 2012 and 2011 was $73,118 and $70,074, respectively.

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
For the year ending June 30, 2013	$73,553
For the year ending June 30, 2014	73,553
For the year ending June 30, 2015	73,553
For the year ending June 30, 2016	73,553
For the year ending June 30, 2017	73,553
For the year ending June 30, 2018 and thereafter	2,715,112
Total	$3,082,877

NOTE 8 – LOANS

The Company’s loans consisted of short-term and long-term loans from banks and an individual. The following schedules sets forth the Company’s loans as of the dates presented:

Short-term loans as of June 30, 2012 comprised of the following:

		June 30,
	Maturity Date	2012
Bank loan at 5.90% interest, guaranteed by related party	7/21/2012	7,443,422
Bank loan at 2.55% interest, secured by cash deposit	7/29/2012	10,000,000
Bank loan at 6.89% interest, guaranteed by related party	8/16/2012	6,334,827
Bank loan at 7.22% interest, guaranteed by related party	8/23/2012	1,583,707
Bank loan at 6.89% interest, guaranteed by related party	9/5/2012	4,751,120
Bank loan at 5.97% interest, secured by property, plant and equipment	9/27/2012	6,334,827
Bank loan at 5.97% interest, secured by property, plant and equipment	10/24/2012	2,533,931
Bank loan at 5.97% interest, secured by property, plant and equipment	11/9/2012	7,918,534
Bank loan at 7.87% interest, guaranteed by related party	11/14/2012	3,167,414
Bank loan at 6.56% interest, secured by property, plant and equipment	11/16/2012	6,334,827
Bank loan at 5.97% interest, secured by property, plant and equipment	11/20/2012	5,384,603
Bank loan at 5.97% interest, secured by property, plant and equipment	11/27/2012	3,167,414
Bank loan at 5.97% interest, secured by property, plant and equipment	12/11/2012	10,294,093
Bank loan at 4.38% interest, secured by cash deposit	12/13/2012	9,500,000
Bank loan at 6.56% interest, secured by property, plant and equipment	12/21/2012	3,959,267
Bank loan at 6.56% interest, unsecured	12/26/2012	1,583,707
Bank loan at 6.10% interest, secured by property, plant and equipment	7/30/2012	888,460
Bank loan at 6.10% interest, unsecured	8/9/2012	3,167,414
Bank loan at 6.10% interest, secured by notes receivable	8/14/2012	4,814,469
Bank loan at 6.04% interest, secured by property, plant and equipment	1/5/2013	2,375,560
Bank loan at 6.56% interest, secured by property, plant and equipment	4/26/2013	3,167,414
Bank loan at 6.56% interest, unsecured	4/26/2013	633,483
Bank loan at 6.56% interest, unsecured	4/26/2013	2,533,931
Bank loan at 4.07% interest, secured by accounts receivable	8/3/2012	127,000
Bank loan at 6.56% interest, secured by property, plant and equipment	5/28/2013	3,167,414
Total Short-term loans		$111,166,838

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LOANS - continued

Short-term loans as of June 30, 2011 comprised of the following:

		June 30,
	Maturity Date	2011
Bank loan at 4.78% interest, guaranteed by related party	7/8/2011	3,867,873
Bank loan at 4.78% interest, guaranteed by related party	7/28/2011	7,271,602
Bank loan at 2.85% interest, guaranteed by related party	8/17/2011	2,155,000
Bank loan at 2.85% interest, guaranteed by related party	8/18/2011	2,130,000
Bank loan at 4.78% interest, guaranteed by related party	8/20/2011	1,547,149
Bank loan at 4.78% interest, guaranteed by related party	8/22/2011	6,188,598
Bank loan at 5.85% interest, guaranteed by related party	8/30/2011	541,502
Bank loan at 4.78% interest, guaranteed by related party	9/6/2011	6,188,598
Bank loan at 4.78% interest, secured by property, plant and equipment	9/30/2011	7,735,747
Bank loan at 4.92% interest, guaranteed by related party	10/13/2011	302,197
Bank loan at 5.81% interest, guaranteed by related party	10/18/2011	3,094,299
Bank loan at 0.43% interest, guaranteed by related party	10/21/2011	556,000
Bank loan at 5.00% interest, secured by property, plant and equipment	10/24/2011	2,475,439
Bank loan at 5.27% interest, guaranteed by related party	10/26/2011	3,094,299
Bank loan at 5.00% interest, guaranteed by related party	11/10/2011	10,830,045
Bank loan at 6.31% interest, guaranteed by related party	11/15/2011	3,094,299
Bank loan at 5.00% interest, guaranteed by related party	11/17/2011	6,188,598
Loan at 6.00% interest, unsecured (1)	11/20/2011	2,859,995
Bank loan at 5.27% interest, guaranteed by related party	11/24/2011	5,260,308
Bank loan at 5.27% interest, guaranteed by related party	12/15/2011	10,056,471
Bank loan at 5.91% interest, guaranteed by related party	12/26/2011	1,547,149
Bank loan at 5.23% interest, guaranteed by related party	1/20/2012	2,320,724
Bank loan at 6.06% interest, guaranteed by related party	2/29/2012	3,094,299
Bank loan at 6.31% interest, secured by property, plant and equipment	5/19/2012	3,094,299
Total Short-term loans		$95,494,490

Long-term loans, current portion as of June 30, 2012 and 2011 comprised of the following:

		June 30,	June 30,
	Maturity Date	2012	2011
Bank loan at 3.99% interest, secured by cash deposit	2/21/2013	17,124,500	-
Bank loan at 3.97% interest, secured by cash deposit	2/21/2013	6,502,400	-
Bank loan at 7.65% interest, unsecured	Repaid quarterly within one year	4,136,075	-
Total Long-term loans, current portion		$27,762,975	$-

An amount of $27,762,975 has been reclassified from long-term loans, non-current to long-term loans, current as of June 30, 2012 to reflect amounts will be due and paid during the year ending June 30, 2013.

Long-term loans as of June 30, 2012 and 2011 comprised of the following:

		June 30,	June 30,
	Maturity Date	2012	2011
Long-term bank loan at 3.99% interest, secured by cash deposit	2/21/2013	-	17,124,500
Long-term bank loan at 3.97% interest, secured by cash deposit	2/21/2013	-	6,502,400
Long-term loan at 6.00% interest, unsecured (1)	12/31/2013	2,859,995	-
Long-term bank loan at 7.65% interest, unsecured	Repaid quarterly within two to three years	5,630,777	-
Total Long-term loans		$8,490,772	$23,626,900

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LOANS - continued

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

The weighted average interest rate for the short-term and long term loans outstanding as of June 30, 2012 and 2011 were 5.22% and 4.87%, respectively.

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of June 30, 2012, and will continue to comply with them.

NOTE 9 – RELATED PARTY TRANSACTIONS

Sales to and Purchases from Related Parties

The Company sells its products to and buys raw materials from a number of companies which are ultimately owned or controlled by the same party (“Principal Stockholder”) as the Company. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the years ended June 30, 2012 and 2011, purchases from these related parties totaled of $168,095,827 and $237,261,815, respectively.

Due from Related Parties

The amounts due to related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from related parties have been netted due to the right of offset. As of June 30, 2012 and 2011, the net amounts due from related parties were $121,884,833 and $116,772,842, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is common for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties

As of June 30, 2012 and 2011, the Company had letters of credit totaling $82,669,496 and $38,972,693, respectively, in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry an interest-free rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable, related parties and have been netted off with the advances to suppliers, related parties due to the right of offset.

Loans from Related Parties

During the years ended June 30, 2012 and 2011, the Company repaid nil and $600,000 loans from related parties. As of June 30, 2012 and 2011, the Company had loans from related parties totaling $8,815,502 and $8,800,879, respectively; and accrued interest totaling $1,621,842 and $1,250,812, respectively. The loans from related parties and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying consolidated balance sheet as of June 30, 2012 and 2011.

Rental Expenses Incurred in respect of Related Party Lease Arrangement

The Company entered into agreements with its related parties to lease buildings from related parties, and the Company pays the related parties rental fees at a pre-determined rate. For the years ended June 30, 2012 and 2011, the rental fees incurred in respect of the related party lease arrangements amounted to $151,136 and $356,948, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

Sutor is registered in United States and subject to the enterprise income tax within the United States at the applicable rate of 34% on the taxable income.

Sutor BVI is a tax-exempt company incorporated in British Virgin Islands.

The Company’s subsidiaries registered in the PRC are subject to income taxes within the PRC at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign invested enterprise.

In 2007, Jiangsu Cold-Rolled was granted an enterprise income tax holiday of a 100% enterprise income tax exemption for two years commencing from calendar year 2007, and a 50% enterprise income tax deduction for the next three years thereafter, from calendar years 2009 to 2011.

In September 2010, Changshu Huaye was awarded the title of High-New-Tech Enterprises by Jiangsu provincial government. According to the PRC income tax laws, it is subject to enterprise income tax at a rate of 15% for calendar years 2010, 2011 and 2012. Changshu Huaye paid enterprise income tax (“EIT”) at the 25% tax rate for the period between January and June 2010 and the Company received a refund on the over-paid portion of the EIT in July 2011.

Income tax payable as of June 30, 2012 and 2011 were $2,998,368 and $2,645,198, respectively, which were presented as a component of other payables and accrued expenses in the accompanying consolidated balance sheets.

The reconciliation of tax computed by applying the statutory income tax rate applicable to PRC operations to income tax expense is as following:

	For The Years Ended
	June 30,
	2012	2011
Income before tax	$13,063,300	$18,042,011
Income tax calculated at statutory rates	3,265,825	4,510,503
Benefit of favorable rates	(904,633)	(1,823,873)
Tax refund due to High-New-Tech Enterprise Certificate	(337,031)	-
Tax refund due to purchase of Domestic Equipments	(1,137,457)	-
Tax effect of parent	(49,650)	1,754,539
Changes in valuation allowance	521,173	(1,009,453)
Others	(359,918)	(2,209)
Total Income tax expense	$998,309	$3,429,507

Deferred tax assets as of June 30, 2012 and 2011 comprised of the following:

	June 30,	June 30,
	2012	2011
Net tax loss carry forward	$811,951	$72,752
Stock-based compensation	96,528	53,069
Allowance for doubtful trade accounts receivable	309,792	211,945
Allowance for doubtful other receivables	82,895	111,158
Allowance for doubtful advances to suppliers	74,965	66,656
Allowance for inventory obsolescence	28,899	22,086
Less: Valuation allowance	(695,342)	(174,169)
Total Deferred tax assets	$709,688	$363,497

As of June 30, 2012, the Company has a tax loss for PRC enterprise income tax purposes of $1,848,626 which are available to offset future taxable income, if any, through 2017; the Company has a tax loss for United States federal income tax purposes of $1,028,809 which are available to carry back two years or offset future taxable income, if any, through 2032.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES - continued

The income tax expense for the years ended June 30, 2012 and 2011 comprised of the following:

	For The Years Ended
	June 30,
	2012	2011
Current	$1,333,913	$3,445,593
Deferred	(335,604)	(16,086)
Total Income tax expense	$998,309	$3,429,507

NOTE 11 – WARRANTS

On March 10, 2010, The Company issued warrants to purchase up to 685,000 shares of common stock in connection with the Company’s registered direct offering. The warrants are exercisable for a five year period, expiring March 9, 2015, with an exercise price of $3.76 per share, adjustable for stock dividends, stock splits and upon occurrence of a fundamental transaction as defined in the warrant agreement.

The fair values of the warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	March 10, 2010	June 30, 2010	June 30, 2011	June 30, 2012
	Issuance date	Year end date	Year end date	Year end date
Warrants indexed to common stock	685,000	685,000	685,000	685,000
Trading market price	$2.99	$1.99	$1.26	$0.92
Exercise price	$3.76	$3.76	$3.76	$3.76
Estimated Term (Year)	5.00	4.67	3.67	2.67
Expected volatility	90.00%	118.37%	98.43%	62.64%
Risk-free rate	2.39%	1.79%	1.76	0.72%
Dividend yield rates	0.00%	0.00%	0.00%	0.00%
Fair value of warrants	$1,368,428	$1,006,903	$399,572	$47,404

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the changes in estimated fair value for the years ended June 30, 2012 and 2011:

Estimated Fair Value
Balance as of June 30, 2010	$1,006,903
Changes in fair value	(607,331)
Balance as of June 30, 2011	399,572
Changes in fair value	(352,168)
Balance as of June 30, 2012	$47,404

NOTE 12 – STOCK-BASED COMPENSATION

2009 Equity Incentive Plan

In April 2009, the Company authorized an equity incentive plan (“2009 Equity Incentive Plan”) that provides for issuance of up to 2,000,000 shares of the Company’s common stock. Under the 2009 Equity Incentive Plan, the management may, at their discretion, grant any employees and directors of the Company, and consultants (i) options to subscribe for common stocks, (ii) stock appreciation rights to receive payment, in cash and/or the Company’ common stocks, equals to the excess of the fair market value of the Company’ common stocks, (iii) Restricted stock awards and restricted stock units, or (iv) other types of compensation based on the performance of the Company’ common stocks. The exercise price of the options may not be less than the fair market value of the share on the grant date and the option term may not exceed ten years.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCK-BASED COMPENSATION - continued

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

Stock-based compensation expense for the years ended June 30, 2012 and 2011 was $61,965 and $54,863, respectively. The remaining $47,385 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at June 30, 2012 is $55,200.

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

Stock-based compensation expense for the years ended June 30, 2012 and 2011 on the stock options were $65,855 and $64,560, respectively.  The remaining $52,316 stock-based compensation expenses will be recorded over a weighted average service period of 0.8 year.

The following table summarizes the options activity for the years ended June 30, 2012 and 2011:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	100,000	$2.71	3.83	$-
Issued	5,000	2.71	4.65	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2011	105,000	2.71	3.87	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2012	105,000	$2.71	2.86	$-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total intrinsic value of stock options outstanding as of June 30, 2012 and 2011 was nil.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the years. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the year. The following table sets forth the computation of basic and diluted earnings per share:

	For The Years Ended
	June 30,
	2012	2011

Net income attributable to the common stockholders	$12,064,991	$14,612,504

Basic weighted-average common shares outstanding	40,533,158	40,726,123
Dilutive effect of warrants and options	-	-
Diluted weighted-average common shares outstanding	40,533,158	40,726,123

Earnings per share:
Basic	$0.30	$0.36
Diluted	$0.30	$0.36

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the year ended June 30, 2012, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the year.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of June 30, 2012, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
For the year ending June 30, 2013	152,036
For the year ending June 30, 2014	152,036
For the year ending June 30, 2015	12,670
Total	$316,742

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of June 30, 2012 and 2011, the Company had purchase obligations totaled $8,153,319 and $324,762, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2012.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of June 30, 2012 and 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 28.4% and 38.4% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the years ended June 30, 2012 and 2011, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 36.3% and 66.0% of the Company’s total purchases for the years ended June 30, 2012 and 2011, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT INFORMATION

The Company has four reportable segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology as described in Note 1.

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

Certain segment information is presented below:

As of June 30, 2012 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$136,717,361	$173,920,159	$42,259,852	$7,360,539	$15,689,919	$375,947,830
Revenue from related parties	18,142,548	137,386,793	146,552	-	-	155,675,893
Revenue from other operating segments	44,951,540	92,509,764	-	-	(137,461,304)	-
Total operating expenses	10,414,725	2,668,532	3,467,917	726,112	739,987	18,017,273
Interest income	1,507,134	1,174,303	149,698	622	41	2,831,798
Interest expense	2,682,449	8,762,409	360,824	-	1,511,592	13,317,274
Depreciation and amortization expense	2,322,866	4,843,075	928,189	528,926	-	8,623,056
Income tax expense	(128,032)	1,167,647	(152,861)	-	111,555	998,309
Net segment profit/(loss)	1,605,687	12,191,611	(401,965)	(694,061)	(636,281)	12,064,991
Capital expenditures	2,002,863	17,279,316	123,283	355,261	-	19,760,723
Segment assets	227,683,067	326,710,440	29,900,694	33,556,064	(184,325,000)	433,525,265

As of June 30, 2011 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$98,489,636	$108,059,017	$31,319,789	$-	$28,258,155	$266,126,597
Revenue from related parties	59,414,139	105,950,493	205,289	-	-	165,569,921
Revenue from other operating segments	27,399,806	125,831,131	-	-	(153,230,937)	-
Total operating expenses	8,855,792	1,945,438	3,600,711	264,759	650,749	15,317,449
Interest income	434,422	405,367	61,722	-	-	901,511
Interest expense	1,000,930	6,255,069	198,635	-	516,495	7,971,129
Depreciation and amortization expense	2,177,963	4,634,889	871,219	-	-	7,684,071
Income tax expense	1,032,319	1,182,091	4,845	-	1,210,252	3,429,507
Net segment profit/(loss)	5,436,158	8,212,092	302,836	(264,759)	926,177	14,612,504
Capital expenditures	174,031	1,664,760	67,232	-	-	1,906,023
Segment assets	215,704,232	302,019,904	32,944,913	39,162,754	(202,370,102)	387,461,701

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2012 and 2011:

	For the Years Ended June 30,
Geographic Area	2012	2011
PRC	$471,556,992	$369,506,388
Other Countries	60,066,731	62,190,130
Total	$531,623,723	$431,696,518

NOTE 18 – SUBSEQUENT EVENTS

On June 5, 2012, Jiangsu Cold-Rolled, one of the Company’s subsidiaries, entered into an investment agreement with two unrelated party companies. Under this agreement, Jiangsu Cold-Rolled and the other two companies would jointly invest in a newly established company (the “Joint Venture Company”). The Joint Venture Company would have a registered capital of RMB 100 million, of which Jiangsu Cold-Rolled would contribute RMB 39 million (39%) and the other two companies would contribute RMB 51 million (51%) and RMB 10 million (10%) respectively. After the investment, Jiangsu Cold-Rolled would have significant influence on the Joint Venture Company. On July 27, 2012, Jiangsu Cold-Rolled made the payment of RMB 39 million to the Joint Venture Company. As of August 1, 2012, the registered capital of the Joint Venture Company had been fully paid in accordance with the investment agreement mentioned above. The Joint Venture Company obtained business license and was formally established on August 10, 2012 with operation period of 20 years and named China Railway Materials Suzhou Company Limited (“CRM Suzhou”).

SCHEDULE I

Sutor Technology Group Limited (parent only) unconsolidated financial statements as of and for the years ended June 30, 2012 and 2011

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Condensed Balance Sheets

	June 30,	June 30,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$58,096	$58,163
Other receivables	101,973	-
Other receivables, related parties	-	322,722
Total Current Assets	160,069	380,885

Investments in Subsidiaries	238,493,233	219,959,535
TOTAL ASSETS	$238,653,302	$220,340,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Long-term loans, current portion	$23,626,900	$-
Other payables and accrued expenses	1,330,543	1,218,988
Other payables, related parties	1,415,672	-
Warrant liabilities	47,404	399,572
Total Current Liabilities	26,420,519	1,618,560

Long-Term Loans	-	23,626,900
Total Liabilities	26,420,519	25,245,460

Stockholders' Equity
Common stock	40,805	40,745
Additional paid-in capital	76,966,547	71,286,107
Retained earnings	135,833,099	123,768,108
Less: Treasury stock, at cost	(607,668)	-
Total Stockholders' Equity	212,232,783	195,094,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$238,653,302	$220,340,420

S-1

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Condensed Statements of Operations

	For The Years Ended
	June 30
	2012	2011

Operating Expenses:
General and administrative expenses	$(138,180)	$(79,101)
Loss from Operations	(138,180)	(79,101)

Other Incomes/(Expenses):
Investment income	12,981,008	15,404,185
Interest income	42	36
Interest expense	(1,018,492)	(109,695)
Changes in fair value of warrant liabilities	352,168	607,331
Total Other Income/(Expense)	12,314,726	15,901,857

Income Before Taxes	12,176,546	15,822,756
Income tax expense	(111,555)	(1,210,252)
Net Income	$12,064,991	$14,612,504

S-2

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Condensed Statements of Cash Flows

	For The Years Ended
	June 30
	2012	2011

Net Cash Used In Operating Activities	(138,180)	(79,101)

Net Cash Used In Investing Activities	(10)	(23,499,990)

Net Cash Provided By Financing Activities	138,123	23,636,875

Net Change in Cash and Cash Equivalents	(67)	57,784
Cash and Cash Equivalents at Beginning of Year	58,163	380
Cash and Cash Equivalents at End of Year	$58,096	$58,163

S-3

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Notes to the condensed financial statements

Note 1 – Basis of presentation

The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of Sutor Technology Group Limited (“Sutor”) on a separate, parent company basis. All subsidiaries of Sutor are reflected as investments in subsidiaries accounted for using the equity method. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

Note 2 – Other payables and accrued expenses

Other payables and accrued expenses as of June 30, 2012 and 2011 comprised of the following:

	June 30,	June 30,
	2012	2011
Income tax payable	$1,321,807	$1,210,252
Accrued expenses	8,736	8,736
Total Other payables and accrued expenses	$1,330,543	$1,218,988

Note 3 – Loans

Long-term loans, current portion as of June 30, 2012 and 2011 comprised of the following:

		June 30,	June 30,
	Maturity Date	2012	2011
Bank loan at 3.99% interest, secured by cash deposit	2/21/2013	17,124,500	-
Bank loan at 3.97% interest, secured by cash deposit	2/21/2013	6,502,400	-
Total Long-term loans, current portion		$23,626,900	$-

An amount of $23,626,900 has been reclassified from long-term loans, non-current to long-term loans, current as of June 30, 2012 to reflect amounts will be due and paid during the year ending June 30, 2013.

Long-term loans as of June 30, 2012 and 2011 comprised of the following:

		June 30,	June 30,
	Maturity Date	2012	2011
Long-term bank loan at 3.99% interest, secured by cash deposit	2/21/2013	-	17,124,500
Long-term bank loan at 3.97% interest, secured by cash deposit	2/21/2013	-	6,502,400
Total Long-term loans		$-	$23,626,900

Note 4 –Related party transactions and balances

During the year ended June 30, 2011, Sutor made advances to its subsidiary amounted to $322,722.

During the year ended June 30, 2012, Sutor repaid the advances received during the year ended June 30, 2011. In addition, during the same year, a subsidiary of Sutor made advances to Sutor amounted to $1,415,672.

As of June 30, 2012 and 2011, the amount due from related parties was nil and $322,722, respectively; the amount due to related parties was $1,415,672 and nil, respectively. All balances with related parties were unsecured, non-interesting bearing and repayable on demand.

S-4

Note 5 – Income taxes

As of June 30, 2012, Sutor has a tax loss for United States federal income tax purposes of $1,028,809 which are available to carry back two years or offset future taxable income, if any, through 2032.

S-5

EXHIBIT INDEX

Exhibit No.	Description

1.1	Placement Agency Agreement, dated as of March 4, 2010, by and among the registrant and Roth Capital Partners, LLC.[Incorporated by reference to Exhibit 1.1 to the registrant’s current report Form 8-K filed on March 8, 2010]

3.1	Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10K-SB filed on March 30, 2007]

3.2	Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed on July 21, 1999]

4.1	Sutor Technology Group Limited 2009 Equity Incentive Plan [Incorporated by reference to Exhibit B to the registrant’s proxy statement dated May 13, 2009 relating to the registrant’s 2009 Annual Meeting of Shareholders]

10.1	Form of Subscription Agreement, dated as of March 4, 2010, by and between the registrant and each of the purchasers identified on the signature pages thereto. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on March 8, 2010]

10.2	Equity Transfer Agreement, dated November 6, 2009, by and between Shanghai Huaye Steel Processing Co., Ltd. and Changshu Huaye Steel Strip Co., Ltd. regarding the acquisition of Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on November 10, 2009]

10.3	Loan agreement, dated July 25, 2009, by and between the registrant and Lifang Chen [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report Form 10-Q filed on November 13, 2009]

10.4	Loan Agreement, dated April 29, 2009, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.25 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.5	Loan Agreement, dated March 11, 2009, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.24 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.6	Loan Agreement, dated November 20, 2008, by and between Guihua Ling and Sutor Steel Technology Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.26 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.7	Loan Agreement, dated July 1, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation) [Incorporated by reference to Exhibit 99.2 to the registrant’s periodic report on Form 10-Q for the quarter ended September 30, 2008.]

10.8	Loan Agreement, dated May 15, 2008, by and between Lifang Chen and Jiangsu Cold-Rolled (English Translation) [Incorporated by reference to Exhibit 99.1 to the registrant’s periodic report on Form 10-Q for the quarter ended September 30, 2008.]

10.9	Loan Agreement, dated December 20, 2007, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen. [Incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1, filed January 28, 2008, in Commission file no. 333-148898.]

10.10	Lease Agreement, dated November 8, 2008, by and between Lifang Chen and Changshu Huaye Steel Strip Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.33 to the registrant’s annual report Form 10-K filed on September 25, 2009]

10.11	Employment Agreement, dated December 18, 2009, by and between the registrant and Naijiang Zhou [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 4, 2010]

10.12	Amendment to Employment Contract, dated February 23, 2011, by and between the registrant and Naijiang Zhou. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on February 24, 2011]

52

Exhibit No.	Description

10.13	Independent Director’s Contract, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 20, 2010]

10.14	Amendment to Independent Director’s Contract, dated February 23, 2011, by and between the registrant and Gerard Pascale. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on February 24, 2011]

10.15	Indemnification Agreement, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on January 20, 2010]

10.16	Lease Agreement, dated August 6, 2004, by and between Ningbo Zhehua and Ningbo Huaye Steel Processing Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s annual report Form 10-K filed on September 28, 2010]

10.17	Amendment No. 2 to Independent Director’s Contract, dated February 9, 2012, by and between the Company and Gerard Pascale[Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 15, 2012]

10.18	Amendment No. 2 to Employment Contract, dated February 9, 2012, by and between the Company and Naijiang Zhou [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 15, 2012]

10.19	Employment Agreement, dated February 9, 2012, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 15, 2012]

10.20	Employment Agreement, dated February 9, 2012, by and between Sutor Steel Technology Co., Ltd. and Yongfei Jiang [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 15, 2012]

14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]

21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s annual report Form 10-K filed on September 28, 2010]

23.1*	Consent of Grant Thornton , the China member firm of Grant Thornton International

23.2*	Consent of Hansen, Barnett & Maxwell, P.C.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

53