Form 10-Q
period 2012-09-30
Sutor Technology Group LTD
filed 2012-11-15
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,214,764

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

Period Ended September 30, 2012

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and Condensed Consolidated Balance Sheets as of June 30, 2012	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2012 and 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-21

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012

ASSETS
Current Assets:
Cash and cash equivalents	$7,093,921	$9,530,531
Restricted cash	114,931,451	111,582,149
Short-term investments	-	4,849,112
Trade accounts receivable, net of allowance for doubtful accounts of $755,938 and $1,306,099, respectively	4,791,985	7,023,880
Notes receivable	188,245	475,112
Other receivables and prepayments, net of allowance for doubtful accounts of $328,009 and $351,372, respectively	2,776,774	4,275,817
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $421,325 and $366,697, respectively	40,783,600	27,446,626
Advances to suppliers, related parties, net of allowance for doubtful accounts of nil, and net of right to offset (Note 10)	98,456,084	121,884,833
Inventories, net	62,994,894	50,432,279
Deferred tax assets	749,989	709,688
Total Current Assets	332,766,943	338,210,027
Non-current Assets:
Advances for purchase of long term assets	15,151,523	15,001,088
Property, plant and equipment, net	75,447,730	77,231,273
Intangible assets, net	6,587,156	3,082,877
Investments in affiliated company	6,153,106
Total Non-current Assets	103,339,515	95,315,238
TOTAL ASSETS	$436,106,458	$433,525,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$107,858,492	$111,166,838
Long-term loans, current portion	27,833,923	27,762,975
Accounts payable	54,330,277	57,079,617
Other payables and accrued expenses	6,347,452	8,820,064
Advances from customers	18,725,216	7,924,812
Warrant liabilities	31,380	47,404
Total Current Liabilities	215,126,740	212,801,710
Long-Term Loans	7,395,173	8,490,772
Total Liabilities	222,521,913	221,292,482
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of September 30, 2012 and June 30, 2012; issued: 40,805,602 shares as of September 30, 2012 and June 30, 2012.	40,805	40,805
Additional paid-in capital	41,386,965	41,344,306
Statutory reserves	18,100,361	18,100,361
Retained earnings	119,568,083	117,732,738
Accumulated other comprehensive income	35,139,840	35,622,241
Less: Treasury stock, at cost, 590,838 and 544,477 shares as of September 30, 2012 and June 30, 2012, respectively	(651,509)	(607,668)
Total Stockholders' Equity	213,584,545	212,232,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$436,106,458	$433,525,265

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Three Months Ended
	September 30
	2012	2011

Revenue:
Revenue from unrelated parties	$89,115,086	$98,396,515
Revenue from related parties	28,071,605	31,799,102
	117,186,691	130,195,617

Cost of Revenue
Cost of revenue from unrelated parties	(82,027,425)	(91,021,596)
Cost of revenue from related parties	(26,612,282)	(28,185,164)
	(108,639,707)	(119,206,760)

Gross Profit	8,546,984	10,988,857

Operating Expenses:

Selling expenses	(2,313,252)	(2,335,780)
General and administrative expenses	(2,129,824)	(2,925,498)
Total Operating Expenses	(4,443,076)	(5,261,278)
Income from Operations	4,103,908	5,727,579

Other Incomes/(Expenses):
Interest income	962,341	290,208
Interest expense	(3,534,192)	(1,728,540)
Changes in fair value of warrant liabilities	16,024	210,384
Other income	25,176	5,358
Other expense	(104,315)	(381,491)
Total Other Incomes/(Expenses)	(2,634,966)	(1,604,081)

Income Before Taxes	1,468,942	4,123,498
Income tax benefit	366,403	860,833
Net Income	$1,835,345	$4,984,331

Other Comprehensive Income:
Foreign currency translation adjustment	(482,401)	2,487,401
Comprehensive Income	$1,352,944	$7,471,732

Basic Earnings per Share	$0.05	$0.12
Diluted Earnings per Share	$0.05	$0.12

Basic Weighted Average Shares Outstanding	40,235,700	40,717,135
Diluted Weighted Average Shares Outstanding	40,235,700	40,717,135

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	September 30
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,835,345	$4,984,331
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,196,506	2,121,341
Reversal for doubtful accounts	(515,058)	-
Stock-based compensation	42,659	30,629
Foreign currency exchange gain	37,759	(388,019)
Loss on disposal of property, plant and equipment	84,778	-
Interest income from short-term investments carried at amortized cost	(30,819)	-
Equity in losses of affiliated company	11,442	-
Deferred income taxes	(41,675)	(34,938)
Changes in fair value of warrant liabilities	(16,024)	(210,384)
Changes in current assets and liabilities:
Restricted cash	(3,564,927)	(12,663,713)
Trade accounts receivable	2,766,568	(11,186,323)
Notes receivable	285,987	(126,917)
Other receivables and prepayments	1,513,858	(871,213)
Advances to suppliers, unrelated parties	(13,446,937)	(9,485,762)
Advances to suppliers, related parties	23,178,170	(10,883,325)
Inventories	(12,661,464)	(11,543,767)
Accounts payable	(2,687,618)	32,573,843
Other payables and accrued expenses	(2,459,681)	(276,183)
Other payables, related parties	-	(598,765)
Advances from customers	10,816,517	(2,219,686)
Net Cash Provided by/(Used In) Operating Activities	7,345,386	(20,778,851)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(799,732)	(1,279,114)
Proceeds from disposal of property, plant and equipment	62,444	-
Purchase of intangible assets	(3,551,219)	-
Investment in affiliated company	(6,165,326)	-
Proceed from sale of short-term investments	4,871,192	-
Net Cash Used In Investing Activities	(5,582,641)	(1,279,114)

Cash Flows from Financing Activities:
Proceeds from loans	44,933,832	64,089,630
Payments of loans	(49,071,900)	(37,490,466)
Payments on repurchase of common stock	(43,841)	(60,246)
Net Cash (Used in)/Provided By Financing Activities	(4,181,909)	26,538,918

Effect of Exchange Rate Changes on Cash	(17,446)	201,446

Net Change in Cash and Cash Equivalents	(2,436,610)	4,682,399
Cash and Cash Equivalents at Beginning of Period	9,530,531	21,324,931
Cash and Cash Equivalents at End of Period	$7,093,921	$26,007,330

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 10)	$10,521,846	$10,174,023
Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(2,814,456)	$(1,501,992)
Cash paid during the period for income tax	$(159,865)	$620,007

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

As of September 30, 2012, Sutor’s subsidiaries and affiliate included the following entities:

Name of subsidiary	Date of incorporation	Place of incorporation	Percentage of shareholding	Principal activities

Sutor Steel Technology Co., Ltd. (“Sutor BVI”)	August 15, 2006	British Virgin Islands	100%	Investment holding

Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”)	August 28, 2003	PRC	100%	Manufactures of hot-dip galvanized steel and pre-painted galvanized steel

Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”)	August 28, 2003	PRC	100%	Manufacture of cold-rolled steel, acid pickled steel and hot-dip galvanized steel

Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”) (1)	April 5, 2004	PRC	100%	Manufactures heavy steel pipe

Sutor Technology Co., Ltd. (“Sutor Technology”)	February 24, 2010	PRC	100%	Trading of steel products

China Railway Materials Suzhou Company Limited	August 10, 2012	PRC	39%	Metal materials business
(“CRM Suzhou”)

(1) On November 10, 2009, pursuant to the Equity Transfer Agreement (the “Agreement”), Changshu Huaye acquired 100% equity interests in Ningbo Zhehua from Shanghai Huaye Iron & Steel Co., Ltd. (“Shanghai Huaye”), an entity under common control with the Company for approximately $6,615,825 in cash. The acquisition was a transfer of equity interests between entities under common control and was recognized as a recapitalization of Ningbo Zhehua into the Company in a manner similar to the pooling-of-interests method of accounting, with the assets and liabilities of Ningbo Zhehua recognized at their historical carrying amounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Sutor and its subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The reporting currency of the Company is the United States Dollars (“USD”). Sutor and Sutor BVI maintain their books and records in USD, their functional currency. The PRC subsidiaries maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the USD are translated into USD, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	September 30, 2012	September 30, 2011	June 30, 2012
Closing RMB : USD exchange rate at the period end	6.3265	6.3952	6.3143
Average three months RMB : USD exchange rate	6.3257	6.4132	n/a

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

Allowance for doubtful accounts – The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific bad debt provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. Due to the recovery of collectability, $515,058 of allowance for doubtful accounts was reversed during the 3 months ended 30 September 2012.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Investments in affiliated company – Affiliated company (partially owned affiliate) is an entity over which the Company has significant influence, but which it does not control. Investments in affiliated company are accounted for by the equity method of accounting. Under this method, the Company’s share of the post-acquisition profits or losses of affiliated companies is recognized in the consolidated statements of operations. Unrealized gains on transactions between the Company and its affiliated companies are eliminated to the extent of the Company’s interest in the affiliated companies; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an affiliated company equals or exceeds its interest in the affiliated company, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the affiliated company.

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There were no impairments of such investments as of September 30, 2012.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of September 30, 2012 and June 30, 2012, carrying values of these financial instruments except warrant liabilities approximated their fair values because of their generally short maturities. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

Assets measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Short-term investments
- Fixed rate time deposits	$4,849,112	$4,849,112	$-	$-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of September 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$31,380	$-	$-	$31,380

	Balance as of June 30, 2011
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$47,404	$-	$-	$47,404

For a summary of changes in short-term investments for the three months ended September 30, 2012, please see Note 4.

For a summary of changes in warrant liabilities for the three months ended September 30, 2012 and 2011, please see Note 12.

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

The Company sells some products to related parties, who in turn sell the product to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the product. Handling fees were $7,301 and $8,895 for the three months ended September 30, 2012 and 2011 respectively and have been classified as selling expenses in the statement of operations.

Recent Accounting Pronouncements – In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact, if any, that the adoption of this update will have on its consolidated financial statements and disclosures.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-04 will not have a material effect on the financial position, results of operations or cash flows of the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2012, the Company identified an error related to the classification of the warrants to purchase up to 685,000 shares of common stock (the “Warrants”, with the fair value of $1.3 million at the issuance date of March 10, 2010). Previously, the Warrants were reflected as a component of equity as opposed to liabilities on the consolidated balance sheets and the consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. However, since the Company is obliged to deliver registered shares to the warrant holders upon exercise, the warrants should be classified as liabilities in accordance with Accounting Standards Codification 815 (“ASC 815”) because there are further registration and prospectus delivery requirements that are outside of the control of the Company. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated statements of operations for the three months ended September 30, 2011 included herein to reflect the correct balances. The impact of correcting this error on net income as reported for the three months ended September 30, 2011 was an increase of $210,384.

Set out below are the line items within the consolidated statement of operations for the three months ended September 30, 2012 have been affected by the revisions. The revisions had no impact on the Company’s total cash flows from operating, investing or financing activities.

	For the three months ended September 30, 2011
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$210,384	$210,384
Total Other Incomes/(Expenses)	(1,814,465)	210,384	(1,604,081)
Income Before Taxes	3,913,114	210,384	4,123,498
Net Income	$4,773,947	$210,384	$4,984,331

Basic Earnings per Share	$0.12	$-	$0.12
Diluted Earnings per Share	$0.12	$-	$0.12

Comprehensive Income	$7,261,348	$210,384	$7,471,732

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

The following table summarizes the movement of short-term investments for the three months ended September 30, 2012:

Amount
Balance as of June 30, 2012	4,849,112
Interest income recognized during the period	30,819
Disposal of short-term investments	(4,871,192)
Foreign currency translation difference	(8,739)
Balance as of September 30, 2012	$-

NOTE 5 – INVENTORIES

Inventories as of September 30, 2012 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2012	2012
Raw materials	$36,586,593	$21,486,439
Finished goods	26,523,676	29,061,437
	63,110,269	50,547,876
Less: allowance for obsolescence	(115,375)	(115,597)
Inventories, net	$62,994,894	$50,432,279

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2012 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2012	2012
Buildings and plant	$43,318,553	$43,402,250
Machinery	71,352,480	71,825,535
Office and other equipment	463,775	1,383,305
Vehicles	1,302,242	488,268
	116,437,050	117,099,358
Less: accumulated depreciation	(46,073,987)	(44,421,165)
	70,363,063	72,678,193
Construction in progress	5,084,667	4,553,080
Property, Plant and Equipment, net	$75,447,730	$77,231,273

As of September 30, 2012 and June 30, 2012, certain of the Company’s property, plant and equipment amounted to approximately $45 million and $45 million, respectively, was pledged to banks to secure the loan granted to the Company.

Depreciation expense for the three months ended September 30, 2012 and 2011 was $2,155,956 and $2,103,236, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2012 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2012	2012
Cost	$7,221,340	$3,677,663
Less: Accumulated amortization	(634,184)	(594,786)
Intangible Assets, net	$6,587,156	$3,082,877

The Company’s intangible assets represented several land use rights (“LUR”), which are amortized using the straight-line method over the lease term. In July 2012, the Company acquired a new LUR related to a land which is located at Ningbo. The lease term of the newly acquired LUR is 40 years and the certificate is being acquired in progress.

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2013	$121,635
For the year ending June 30, 2014	162,181
For the year ending June 30, 2015	162,181
For the year ending June 30, 2016	162,181
For the year ending June 30, 2017	162,181
For the year ending June 30, 2018 and thereafter	5,816,797
Total	$6,587,156

NOTE 8 – INVESTMENTS IN AFFILIATED COMPANY

In August 2012, the Company together with other two unrelated companies jointly established China Railway Materials Suzhou Company Limited (“CRM Suzhou”). The Company holds 39% equity interest in CRM Suzhou with the consideration of $6,165,326 in cash. The Company evaluated its interest in CRM Suzhou under relevant guidance in ASC 810 and ASC 323 pertaining to consolidation and equity method accounting, respectively. The Company determined that it does not have a controlling financial interest in the investee, but rather possesses significant influence. Accordingly, the Company has accounted for this investment under the equity method.

	Balance as of June 30, 2012	Equity investment	Share of loss	Translation difference	Balance as of September 30, 2012
Equity interest in CRM Suzhou	-	6,165,326	(11,442)	(778)	6,153,106

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS

The Company’s loans consisted of short-term and long-term loans from banks and an individual. The following schedules sets forth the Company’s loans as of the dates presented:

Short-term loans as of September 30, 2012 comprised of the following:

		September 30,
	Maturity Date	2012
Bank loan at 5.97% interest, secured by property, plant and equipment	10/24/2012	2,529,044
Bank loan at 5.97% interest, secured by property, plant and equipment	11/9/2012	7,903,264
Bank loan at 7.87% interest, guaranteed by a related party	11/14/2012	3,161,306
Bank loan at 6.56% interest, secured by property, plant and equipment	11/16/2012	6,322,611
Bank loan at 5.97% interest, secured by property, plant and equipment	11/20/2012	5,374,220
Bank loan at 7.22% interest, guaranteed by a related party	11/22/2012	3,161,306
Bank loan at 5.97% interest, secured by property, plant and equipment	11/27/2012	3,161,306
Bank loan at 5.97% interest, secured by property, plant and equipment	12/11/2012	10,274,243
Bank loan at 4.38% interest, secured by cash deposit	12/13/2012	9,500,000
Bank loan at 6.56% interest, secured by property, plant and equipment	12/21/2012	3,951,632
Bank loan at 6.56% interest, unsecured	12/26/2012	1,580,653
Bank loan at 6.04% interest, secured by property, plant and equipment	1/5/2013	2,370,979
Bank loan at 6.56% interest, secured by property, plant and equipment	4/26/2013	3,161,306
Bank loan at 6.56% interest, unsecured	4/26/2013	632,261
Bank loan at 6.56% interest, unsecured	4/26/2013	2,529,044
Bank loan at 6.56% interest, secured by property, plant and equipment	5/28/2013	3,161,306
Bank loan at 6.12% interest, secured by property, plant and equipment	7/19/2013	7,429,068
Bank loan at 2.55% interest, secured by cash deposit	7/29/2013	10,000,000
Bank loan at 6.00% interest, unsecured	8/6/2013	3,161,306
Bank loan at 6.06% interest, secured by property, plant and equipment	8/12/2013	6,322,611
Bank loan at 6.00% interest, guaranteed by a related party	8/29/2013	4,741,958
Bank loan at 6.10% interest, guaranteed by a related party	9/12/2013	1,106,457
Bank loan at 6.12% interest, secured by property, plant and equipment	9/18/2013	6,322,611
Total Short-term loans		$107,858,492

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Short-term loans as of June 30, 2012 comprised of the following:

		June 30,
	Maturity Date	2012
Bank loan at 5.90% interest, guaranteed by a related party	7/21/2012	7,443,422
Bank loan at 2.55% interest, secured by cash deposit	7/29/2012	10,000,000
Bank loan at 6.10% interest, secured by property, plant and equipment	7/30/2012	888,460
Bank loan at 4.07% interest, secured by accounts receivable	8/3/2012	127,000
Bank loan at 6.10% interest, unsecured	8/9/2012	3,167,414
Bank loan at 6.10% interest, secured by notes receivable	8/14/2012	4,814,469
Bank loan at 6.89% interest, guaranteed by a related party	8/16/2012	6,334,827
Bank loan at 7.22% interest, guaranteed by a related party	8/23/2012	1,583,707
Bank loan at 6.89% interest, guaranteed by a related party	9/5/2012	4,751,120
Bank loan at 5.97% interest, secured by property, plant and equipment	9/27/2012	6,334,827
Bank loan at 5.97% interest, secured by property, plant and equipment	10/24/2012	2,533,931
Bank loan at 5.97% interest, secured by property, plant and equipment	11/9/2012	7,918,534
Bank loan at 7.87% interest, guaranteed by a related party	11/14/2012	3,167,414
Bank loan at 6.56% interest, secured by property, plant and equipment	11/16/2012	6,334,827
Bank loan at 5.97% interest, secured by property, plant and equipment	11/20/2012	5,384,603
Bank loan at 5.97% interest, secured by property, plant and equipment	11/27/2012	3,167,414
Bank loan at 5.97% interest, secured by property, plant and equipment	12/11/2012	10,294,093
Bank loan at 4.38% interest, secured by cash deposit	12/13/2012	9,500,000
Bank loan at 6.56% interest, secured by property, plant and equipment	12/21/2012	3,959,267
Bank loan at 6.56% interest, unsecured	12/26/2012	1,583,707
Bank loan at 6.04% interest, secured by property, plant and equipment	1/5/2013	2,375,560
Bank loan at 6.56% interest, secured by property, plant and equipment	4/26/2013	3,167,414
Bank loan at 6.56% interest, unsecured	4/26/2013	633,483
Bank loan at 6.56% interest, unsecured	4/26/2013	2,533,931
Bank loan at 6.56% interest, secured by property, plant and equipment	5/28/2013	3,167,414
Total Short-term loans		$111,166,838

Long-term loans, current portion as of September 30, 2012 and June 30, 2012 comprised of the following:

		September 30,	June 30,
	Maturity Date	2012	2012
Bank loan at 3.99% interest, secured by cash deposit	2/21/2013	17,124,500	17,124,500
Bank loan at 3.97% interest, secured by cash deposit	2/21/2013	6,502,400	6,502,400
Bank loan at 7.65% interest, unsecured	Repaid quarterly within one year	4,207,023	4,136,075
Total Long-term loans, current portion		$27,833,923	$27,762,975

An amount of $27,833,923 has been reclassified from long-term loans, non-current to long-term loans, current as of September 30, 2012 to reflect amounts will be due and paid within 12 months.

Long-term loans as of September 30, 2012 and June 30, 2012 comprised of the following:

		September 30,	June 30,
	Maturity Date	2012	2012
Long-term loan at 6.00% interest, unsecured (1)	12/31/2013	2,859,995	2,859,995
Long-term bank loan at 7.65% interest, unsecured	Repaid quarterly within two to three years	4,535,178	5,630,777
Total Long-term loans		$7,395,173	$8,490,772

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

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

The weighted average interest rate for the short-term and long term loans outstanding as of September 30, 2012 and June 30, 2012 were 5.58% and 5.22%, respectively.

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of September 30, 2012, and will continue to comply with them.

NOTE 10 – RELATED PARTY TRANSACTIONS

Sales to and Purchases from Related Parties

The Company sells its products to and buys raw materials from a number of companies which are ultimately owned or controlled by the same party (“Principal Stockholder”) as the Company. Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended September 30, 2012 and 2011, purchases from these related parties totaled of $64,084,531 and $39,866,356, respectively.

Due from Related Parties

The amounts due from related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from related parties have been netted due to the right of offset. As of September 30, 2012 and June 30, 2012, the net amounts due from related parties were $98,456,084 and $121,884,833, respectively. The amounts charged for products to the Company by the related parties are under the same pricing, terms and conditions as those charged to third parties, and are due upon receipt. It is common for the Company with its related parties to accommodate an extension of 90 to 180 days. Amounts receivable from related parties are also due upon delivery. Advances to suppliers which are related parties, are relieved once the goods are received.

Letters of Credit Held by Related Parties

As of September 30, 2012 and June 30, 2012, the Company had letters of credit totaling $78,273,927 and $82,669,496, respectively, in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry an interest-free rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable, related parties and have been netted off with the advances to suppliers, related parties due to the right of offset.

Loans from Related Parties

As of September 30, 2012 and June 30, 2012, the Company had loans from related parties totaling $8,814,280 and $8,815,502, respectively; and accrued interest totaling $1,707,565 and $1,621,842, respectively. The loans from related parties and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying consolidated balance sheet as of September 30, 2012 and June 30, 2012.

Rental Expenses Incurred in respect of Related Party Lease Arrangement

The Company entered into agreements with its related parties to lease buildings from related parties, and the Company pays the related parties rental fees at a pre-determined rate. For the three months ended September 30, 2012 and 2011, the rental fees incurred in respect of the related party lease arrangements amounted to $37,936 and $37,423, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

Sutor is registered in United States and subject to the enterprise income tax within the United States at the applicable rate of 34% on the taxable income.

Sutor BVI is a tax-exempt company incorporated in British Virgin Islands.

The PRC subsidiaries are subject to income taxes at the applicable tax rate of 25% on the taxable income as reported in their PRC statutory accounts in accordance with the relevant income tax laws applicable to foreign invested enterprise.

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

Income tax payable as of September 30, 2012 and June 30, 2012 were $2,510,604 and $2,998,368, respectively, which were presented as a component of other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

The reconciliation of tax computed by applying the statutory income tax rate applicable to PRC operations to income tax expense is as following:

	For The Three Months Ended
	September 30,
	2012	2011
Income before tax	$1,468,942	$4,123,498
Income tax calculated at statutory rates	367,236	1,030,875
Benefit of favorable rates	(75,535)	(363,846)
Tax refund due to High-New-Tech Enterprise Certificate	-	(333,809)
Tax refund due to purchase of domestic equipments	(859,139)	(1,126,583)
Tax effect of parent	14,304	(74,120)
Changes in valuation allowance	214,560	104,109
Others	(27,829)	(97,459)
Total Income tax benefit	$(366,403)	$(860,833)

Deferred tax assets as of September 30, 2012 and June 30, 2012 comprised of the following:

	September 30,	June 30,
	2012	2012
Net tax loss carry forward	$1,180,104	$811,951
Stock-based compensation	96,528	96,528
Allowance for doubtful trade accounts receivable	183,418	309,792
Allowance for doubtful other receivables	77,163	82,895
Allowance for doubtful advances to suppliers	84,293	74,965
Allowance for inventory obsolescence	28,844	28,899
Less: Valuation allowance	(900,361)	(695,342)
Total Deferred tax assets	$749,989	$709,688

As of September 30, 2012, the Company has a tax loss for PRC enterprise income tax purposes of $2,672,978 which are available to offset future taxable income, if any, through 2017; the Company has a tax loss for United States federal income tax purposes of $1,505,470 which are available to carry back two years or offset future taxable income, if any, through 2032.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES - continued

The income tax expense for the three months ended September 30, 2012 and 2011 comprised of the following:

	For The Three Months Ended
	September 30,
	2012	2011
Current	$(324,727)	$(825,895)
Deferred	(41,676)	(34,938)
Total Income tax expense	$(366,403)	$(860,833)

NOTE 12 – WARRANTS

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions (after revision as disclosed in Note 3):

	March 10, 2010	September 30, 2011	June 30, 2012	September 30, 2012
	Issuance date	Period end date	Year end date	Period end date
Warrants indexed to common stock	685,000	685,000	685,000	685,000
Trading market price	$2.99	$0.91	$0.92	$0.92
Exercise price	$3.76	$3.76	$3.76	$3.76
Estimated Term (Year)	5.00	3.44	2.67	2.44
Expected volatility	90.00%	89.59%	62.64%	59.52%
Risk-free rate	2.39%	0.42%	0.72%	0.23%
Dividend yield rates	0.00%	0.00%	0.00%	0.00%
Fair value of warrants	$1,368,428	$189,188	$47,404	$31,380

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the changes in estimated fair value for the three months ended September 30, 2012 and 2011:

Estimated Fair Value
Balance as of June 30, 2011	$399,572
Changes in fair value	(352,168)
Balance as of June 30, 2012	47,404

Estimated Fair Value
Balance as of June 30, 2012	47,404
Changes in fair value	(16,024)
Balance as of September 30, 2012	$31,380

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK-BASED COMPENSATION

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

Non-Vested Stock Grants

On February 23, 2011, the Company granted an executive 30,000 shares of restricted common stock with a grant date fair value of $1.82 per share as part of his remuneration for his service commencing February 23, 2011 for a one-year period. The restricted common stock will vest over a 12-month period.

On February 21, 2012, the Company granted an executive and a director 60,000 shares of restricted common stock with a grant date fair value of $1.23 per share as part of their remuneration for their service commencing February 21, 2012 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $26,616 and $13,800, respectively. The remaining $20,769 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at September 30, 2012 is $55,200.

Options

There were 105,000 and 105,000 options outstanding as of September 30 and June 30, 2012, respectively, under 2009 Equity Incentive Plan.

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 on the stock options were $16,043 and $16,829, respectively.  The remaining $36,272 stock-based compensation expenses will be recorded over a weighted average service period of 0.6 year.

The following table summarizes the options activity for the three months ended September 30, 2012:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	105,000	2.71	2.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2012	105,000	$2.71	2.61	$-

Total intrinsic value of stock options outstanding as of September 30, 2012 and June 30, 2012 was nil.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EARNINGS PER SHARE

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

	For The Three Months Ended
	September 30,
	2012	2011

Net income attributable to the common stockholders	$1,835,345	$4,984,331

Basic weighted-average common shares outstanding	40,235,700	40,717,135
Dilutive effect of warrants and options	-	-
Diluted weighted-average common shares outstanding	40,235,700	40,717,135

Earnings per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the three months ended September 30, 2012, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of September 30, 2012, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2013	113,807
For the year ending June 30, 2014	151,743
For the year ending June 30, 2015	12,645
Total	$278,195

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of September 30, 2012 and June 30, 2012, the Company had purchase obligations totaled $8,137,597 and $8,153,319, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2012.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of September 30, 2012 and June 30, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 24.0% and 24.4% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended September 30, 2012 and 2011, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 55.7% and 31.9% of the Company’s total purchases for the three months ended September 30, 2012 and 2011, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION

The Company has four reportable segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Jiangsu Cold-Rolled offers cold-rolled steel strips, acid pickled steel and hot-dip galvanized steel products. Ningbo Zhehua manufactures heavy steel pipe products and Sutor Technology engages in trading of steel products.

Certain segment information is presented below:

As of September 30, 2012 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$33,949,334	$50,023,657	$3,386,341	$1,748,999	$6,755	$89,115,086
Revenue from related parties	1,467,549	26,604,056	-	-	-	28,071,605
Revenue from other operating segments	3,579,558	28,989,870	-	-	(32,569,428)	-
Total operating expenses	2,900,135	1,033,551	119,173	204,608	185,609	4,443,076
Interest income	691,905	151,730	118,586	110	10	962,341
Interest expense	476,428	2,444,113	34,771	-	578,880	3,534,192
Depreciation and amortization expense	567,757	1,240,175	255,791	132,783	-	2,196,506
Income tax expense/(benefit)	50,547	(220,094)	(196,856)			(366,403)
Net segment profit/(loss)	704,803	2,191,785	(59,898)	(173,756)	(827,589)	1,835,345
Capital expenditures	90,393	745,898	3,562,675			4,398,966
Segment assets	208,436,163	334,186,511	33,122,478	33,212,100	(172,850,794)	436,106,458

As of September 30, 2011 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$34,267,146	$35,074,695	$14,323,973	$902,239	$13,828,462	$98,396,515
Revenue from related parties	1,787,852	29,881,003	130,247	-	-	31,799,102
Revenue from other operating segments	13,698,021	27,642,851	-	-	(41,340,872)	-
Total operating expenses	3,387,834	586,346	875,891	180,843	230,364	5,261,278
Interest income	200,892	47,936	41,210	170	-	290,208
Interest expense	359,021	1,127,320	83,223	-	158,976	1,728,540
Depreciation and amortization expense	563,117	1,238,836	227,620	-	91,768	2,121,341
Income tax expense/(benefit)	(263,400)	(793,538)	84,550	-	111,555	(860,833)
Net segment profit/(loss)	627,574	3,453,705	251,374	(177,030)	828,708	4,984,331
Capital expenditures	25,189	811,607	90,452	-	-	927,248
Segment assets	247,980,986	316,466,236	38,774,487	34,325,882	(185,383,508)	452,164,083

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
Geographic Area	2012	2011
PRC	$106,691,679	$105,361,231
Other Countries	10,495,012	24,834,386
Total	$117,186,691	$130,195,617

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•	“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Sutor BVI, Sutor Technology, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua;

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;

•	“Sutor Technology” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;

•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;

•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;

•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;

•	“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which Lifang Chen, our major shareholder and chief executive officer, and her husband FengGao, are 100% owners, and its subsidiaries;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China” and “PRC” are to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

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

Executive Overview of Quarterly Results

In the first quarter of fiscal 2013, our revenue declined approximately 10% as compared to the same period last year. Although total sales volume increased about 3.1%, the average selling price, or ASP, declined 12.7% during the first quarter of fiscal 2013 as compared with the same period last year. In the last quarter, we experienced a large price reduction of hot-rolled steel sheets, the principal raw materials for our products. In an effort to restructure the Chinese economy and promote sustainable economic growth, the Chinese government continued to control housing prices and the paces for infrastructure investments, which reduced demands for various products, including ours.

During the last quarter, we continued to make progresses in the construction of the new high precision cold-roll steel production line with a designed annual capacity of 500,000 MT. We expect that this facility will start commercial operations in the first half of calendar year 2013.

The following summarizes the major financial information for the first fiscal quarter of 2013:

•	Revenue: Revenue was $117.2 million for the three months ended September 30, 2012, a decrease of $13.0 million, or 10.0%, from $130.2 million for the same period last year.

•	Gross profit and margin: Gross profit was $8.5 million for the three months ended September 30, 2012, as compared to $11.0 million for the same period last year. Gross margin was 7.3% for the three months ended September 30, 2012, as compared to 8.4% for the same period last year.

•	Net income: Net income was $1.8 million for the three months ended September 30, 2012, a decrease of $3.2 million, or 63.2%, from $5.0 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.05 for the three months ended September 30, 2012, as compared to approximately $0.12 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other in Changshu, Jiangsu, and use largely the same management resources. Ningbo Zhehua is located in Ningbo, Zhejiang. Sutor Technology was recently established and has had limited operations so far. See Note 17, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

In the three months ended September 30, 2012 and 2011, Changshu Huaye generated revenue of $35.4 million and $49.9 million, which represented 30.2% and 38.3% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $76.6 million and $65.0 million in the three months ended September 30, 2012 and 2011, which represented 65.4% and 49.8% of our total revenue, respectively. In the three months ended September 30, 2012 and 2011, Ningbo Zhehua generated revenue of $3.4 million and $14.5 million, which represented 2.9% and 11.1% of our total revenue, respectively. In addition, in the first quarter of fiscal year 2013, Sutor Technology generated revenue of $1.7 million.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 24.0% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2012, as compared to 24.4% last year. We continued to expand our own sales channel this quarter in effort to gain more market share. At the same time, we also take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In the three months ended September 30, 2012, approximately $64.1 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended September 30, 2012, gross margin for domestic and international sales were approximately 7.0% and 10.2%, respectively. On a segment basis and after inter-company transfer, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 13.2%, 5.3% and -6.0%, respectively. For Sutor Technology, its gross margin was approximately -0.03% for the first quarter of fiscal 2013. It was a new business and had a limited amount of business during the period.

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

Our selling expenses are generally affected by the amount of international sales and our sales to unrelated parties. The transportation costs for our international sales are generally higher than domestic sales. In addition, when we sell products to Shanghai Huaye and its affiliates, Shanghai Huaye generally arranges and bears the cost of transportation. In contrast, when we sell products to unrelated customers, we generally bear the transportation costs, but we are able to charge a higher price.

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

Despite these changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye is subject to an EIT of 15% from calendar years 2010 to 2012 because it qualifies as a high-tech enterprise. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and we have received a refund on the over-paid portion of the EIT. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2009, 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology are subject to an EIT of 25% and have no preferential tax treatments.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$89,115	76.0%	$98,397	75.6%
Revenue from related parties	28,072	24.0%	31,799	24.4%
Total	117,187	100.0%	130,196	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	(82,028)	(70.0)%	(91,022)	(69.9)%
Cost of revenue from related parties	(26,612)	(22.7)%	(28,185)	(21.7)%
Total	(108,640)	(92.7)%	(119,207)	(91.6)%
Gross Profit	8,547	7.3%	10,989	8.4%
Operating Expenses
Selling expense	(2,313)	(2.0)%	(2,336)	(1.8)%
General and administrative expense	(2,130)	(1.8)%	(2,925)	(2.2)%
Total Operating Expenses	(4,443)	(3.8)%	(5,261)	(4.0)%
Income from Operations	4,104	3.5%	5,728	4.4%
Other Income (Expense)
Interest income	962	0.8%	290	0.2%
Other income	25	-	5	-
Interest expense	(3,534)	(3.0)%	(1,729)	(1.3)%
Other expense	(104)	-	(381)	(0.3)%
Changes in fair value of warrant liabilities	16	-	210	0.2%
Total Other Income (Expense)	(2,635)	(2.2)%	(1,604)	(1.2)%
Income Before Taxes	1,470	1.3%	4,123	3.2%
Income tax (expense)/benefit	366	0.3%	861	0.6%
Net Income	$1,835	1.6%	$4,984	3.8%

Revenue. For the three months ended September 30, 2012, revenue was $117.2 million, compared to $130.2 million for the same period last year, a decrease of $13.0 million, or approximately 10.0%. The decrease was mainly attributable to the lower ASP. During the quarter, the ASP declined approximately 12.7% as compared with the same period last year due to lower prices of raw materials. In addition, revenue from our steel pipe products decreased by $11.1 million, or 76.5% primarily due to the timing of completion of projects to which our products are supplied as well as reduced demand. Although the production of our hot-dipped galvanized steel sheets increased approximately 9.5%, the impact was offset by the lower ASP.

The following table sets forth revenue by geography and by business segments for the three months ended September 30, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$106,692	91.0%	$105,361	80.9%
Other Countries	10,495	9.0%	24,834	19.1%

Segment Data
Changshu Huaye	$35,424	30.2%	$49,883	38.3%
Jiangsu Cold-Rolled	76,628	65.4%	64,956	49.9%
Ningbo Zhehua	3,386	2.9%	14,454	11.1%
Sutor Technology	1,749	1.5%	902	0.7%

On a geographic basis, revenue generated from outside of China was $10.5 million, or 9.0% of the total revenue, for the three months ended September 30, 2012, as compared to $24.8 million, or 19.1% of the total revenue, for the same period in 2011. We believe the decrease was mainly resulted from overall sluggish global economy and appreciating RMB.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $35.4 million for the three months ended September 30, 2012, a decrease of $14.5 million, or 29.1%, from $49.9 million for the same period last year. The decrease mainly resulted from lower PPGI sales of approximately $8.0 million and lower HDG sales of approximately $5.0 million. For the latter, part of the production was shifted to Jiangsu Cold-Rolled to take advantage of its newer production lines.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled increased $11.6 million to $76.6 million for the three months ended September 30, 2012, as compared to $65.0 million for the same period last year primarily due to higher revenue of approximately $9.8 million from cold-rolled steel products and higher revenue of about $2.7 million from HDG steel products. Although sales volume of HDG products from Jiangsu Cold-Rolled increased 21.4%, its impact was largely offset by the lower ASP of approximately 12.9%.

Revenue contributed by Ningbo Zhehua was $3.4 million for the three months ended September 30, 2012, a decrease of $11.1 million, or 76.6%, from $14.5 million for the same period in 2011, primarily resulting from the timing of product delivery and lower production.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2012 decreased by $9.3 million, or 9.5%, to $89.1 million, from $98.4 million in the same period in 2011.

Cost of revenue. Cost of revenue decreased by $10.6 million, or 8.9%, to $108.6 million in the three months ended September 30, 2012, from $119.2 million in the same period in 2011. As a percentage of revenue, cost of revenue increased to 92.7% in the three months ended September 30, 2012, as compared to 91.6% in the same period last year. The reduced amount of the cost of revenue was generally in line with the decrease in sales revenue.

Gross profit and gross margin. Gross profit decreased by $2.4 million to $8.5 million in the three months ended September 30, 2012, from $11.0 million in the same period in 2011. Gross profit as a percentage of revenue (gross margin) was 7.3% for the three months ended September 30, 2012, as compared to 8.4% for the same period last year. The reduced gross margin was primarily due to lower internationals sales which had higher gross margin than domestic sales. During the first quarter of fiscal 2013, we generated approximately 9.0% of the revenue from international sales whereas the percentage was 19.1% for the same period last year. Our international sales usually account for between 10% and 15% of our total sales.

On a segment basis and after considering inter-company transfer, gross margin for Changshu Huaye increased to 13.2% in the three months ended September 30, 2012, from 10.9% in the same period last year, mainly because of reduced procurement costs. Gross margin for Jiangsu Cold-Rolled decreased to 5.3% in the three months ended September 30, 2012, from 5.8% in the same period last year, mainly due to higher revenue from cold-rolled steel products which had a lower gross margin than that of HDG steel products. Gross margin for Ningbo Zhehua decreased to -6.0% in the three months ended September 30, 2012, as compared to 9.2% in the same period in 2011, mainly because of the timing of the product delivery as well as reduced demand for our pipe products. Our pipe products are mainly used in construction projects which have various completion dates.

Total operating expenses. Our total operating expenses decreased by $0.9 million to $4.4 million in the three months ended September 30, 2012, from $5.3 million in the same period in 2011. As a percentage of revenue, our total operating expenses decreased to 3.8% in the three months ended September 30, 2012, from 4.1% in the same period in 2011.

Selling expenses. Our selling expenses decreased $0.02 million to $2.3 million in the three months ended September 30, 2012, from $2.3 million in the same period last year. As a percentage of revenue, our selling expenses increased to 2.0% for the three months ended September 30, 2012, from 1.8% for the same period last year. The amount of selling expenses was practically unchanged even though we sold more tonnage of products. Selling expenses as percentage of revenue was increased because of lower revenue due to lower ASP.

General and administrative expenses. General and administrative expenses decreased $0.8 million to $2.1 million, or 1.8% of the total revenue, in the three months ended September 30, 2012, from $2.9 million, or 2.2% of the revenue, in the same period in 2011. The decreased general and administrative expenses were primarily due to lower allowance for bad account receivables, lower insurance expenses and lower professional consulting expenses of $0.43 million, $0.22 million and $0.11 million, respectively.

Interest expense. Our interest expense increased $1.8 million to $3.5 million in the three months ended September 30, 2012, from $1.7 million in the same period in 2011. As a percentage of revenue, our interest expense was3.0% of total revenue in the three months ended September 30, 2012, compared to 1.3% in the same period in 2011. The increase in interest expense was mainly attributable to higher discounted interest expenses on bank notes while interest expenses on bank loans remained stable.

Provision for income taxes. Our income tax benefit decreased to $0.4 million in the three months ended September 30, 2012, from $0.9 million of income tax benefit in the same period last year, due to lower utilization of income tax benefits for purchasing certain capital equipment.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $3.2 million, or 63.2%, to $1.8 million in the three months ended September 30, 2012, from $5.0 million in the same period in 2011, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities provided approximately $7.3 million of cash in the three months ended September 30, 2012. As of September 30, 2012, our total indebtedness to non-related parties under existing short-term loans was approximately $107.9 million. Another $27.8 million was the current portion of long-term loans. We also had approximately $7.4 million under long-term loans to non-related parties. As of September 30, 2012, we had an unused line of credit with banks of approximately $32.1 million (RMB 200.0 million) which entitled us to draw bank loans for general corporate purposes.

Short-term and long-term banks loans are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We expect to renew our short term bank loans when they become due.

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

As of September 30, 2012, we had cash and cash equivalents (excluding restricted cash) of $7.1 million and restricted cash of $114.9 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$7,345	$(20,779)
Net cash (used in) investing activities	(5,583)	(1,279)
Net cash provided by (used in) financing activities	(4,182)	26,539
Effect of foreign currency translation on cash and cash equivalents	(17)	201
Net cash flows	(2,437)	4,682

Operating Activities

Net cash provided by operating activities was $7.3 million for the three months ended September 30, 2012, an increase of $28.1 million from $20.8 million net cash used in operating activities for the same period last year. During the first quarter of fiscal 2013, the major sources of operating cash flows included net income and depreciation and amortization of $1.8 million and $2.2 million, respectively, reduced accounts receivable of $2.8 million, reduced advances to suppliers of $9.8 million and increased advances from customers of $10.8 million. The major uses of the operating cash flows included more restricted cash of $3.6 million, higher inventory of $12.7 million and lower payables and accrued expenses of $5.1 million.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities was $5.6 million for the three months ended September 30, 2012, as compared to $1.3 million for the same period in 2011. The increase in net cash used in investing activities was primarily due to purchase of land usage rights and investment in a joint venture in the amount of approximate $3.6 million and $6.2 million, respectively, partially offset by the proceed from sale of short-term investments of $4.9 million, for the three months ended September 30, 2012, as compared to the same period of 2011.

We established a joint-venture (JV) with a subsidiary of China Railway Materials Company Ltd., a global Fortune 500 company, to provide raw material procurement, logistics and other related services to customers in a variety of industries including the iron and steel industry. We invested $6.2 million for a 39% equity interest in the JV. Through this joint-venture, we expect to take advantage of our partner’s extensive business network and vast resources to secure our raw materials procurement on more favorable terms and improve our margins. We do not control the JV nor are the primary beneficiary of the results of the JV’s operations.

Financing Activities

Net cash used in financing activities was $4.2 million for the three months ended September 30, 2012, as compared to $26.6 million provided by financing activities for the same period in 2011. During the first quarter of fiscal 2013, we borrowed $44.9 million and repaid $49.1 million in bank loans.

As of September 30, 2012, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Singapore Branch	$10.00	2011-07-29	2013-07-29	Jiangsu Cold-Rolled
Communications Bank of China, Changshu Branch	3.16	2011-11-14	2012-11-14	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.16	2011-11-28	2012-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	6.32	2011-11-17	2012-11-16	None
The Agricultural Bank of China, Changshu Branch	3.95	2011-12-22	2012-12-21	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.16	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.16	2012-05-30	2013-05-28	Changshu Huaye
Communications Bank of China, Changshu Branch	8.74	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.53	2011-10-25	2012-10-24	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.90	2011-11-10	2012-11-09	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	5.37	2011-11-21	2012-11-20	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	10.27	2011-12-12	2012-12-11	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.58	2011-12-28	2012-12-26	Changshu Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2011-12-29	2012-12-13	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	2.37	2012-01-06	2013-01-05	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.63	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.53	2012-04-27	2013-04-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.43	2012-07-20	2013-07-19	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.32	2012-08-13	2013-08-12	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.16	2012-08-08	2013-08-06	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.74	2012-08-30	2013-08-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.32	2012-09-19	2013-09-18	None
The Agricultural Bank of China, Ningbo Branch	3.16	2012-08-22	2012-11-22	Shanghai Huaye
Shenzhen Development Bank	1.11	2012-09-12	2013-09-12	Changshu Huaye, Shanghai Huaye
Lin, Guihua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	None
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	None
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	None
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	None
Macao International Bank Co., LTD	1.72	2011-04-11	2013-02-21	None
Total	$143.1

________________________

* Calculated on the basis that $1 = RMB 6.33

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were incompliance with these debt covenants as of September 30, 2012.

In the coming 12 months, we will have approximately $135.7 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this report

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Yongfei Jiang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, Ms. Chen and Mr. Jiang determined that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of fiscal year 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the first quarter of fiscal year 2013, we repurchased 46,361 shares of our common stock for $43,842 using available cash resources. The repurchases occurred in the open market. As of September 30, 2012, approximately $4.35 million remained under our $5 million repurchase program that we announced on August 30, 2011. The program expired on August 31, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased under the Program (in millions)
July 1, 2012 – July 31, 2012	46,361	$0.95	46,361	$4.35
August 1, 2012 – August 31, 2012	-	-	-	$4.35
September 1, 2012 – September 30, 2012	-	-	-	$4.35
Total	46,361		46,361

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

