Form 10-Q/A
period 2012-09-30
Sutor Technology Group LTD
filed 2012-11-19
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to Sutor Technology Group Limited’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Filing Date”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the Original Filing Date.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A, which Exhibit Index is incorporated herein by reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2012	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongfei Jiang
Yongfei Jiang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

3

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

** Previously furnished as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4