Form 10-Q
period 2012-12-31
Sutor Technology Group LTD
filed 2013-02-08
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

DongbangIndustrial Park

Changshu, 215534
People’s Republic of China

(Address of principal executive offices, Zip Code)

(+86) 512-52680988

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 5, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,264,764

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

 Period Ended December 31, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2012 and 2011	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4-F-18

1

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012

ASSETS
Current Assets:
Cash and cash equivalents	$17,798,409	$9,530,531
Restricted cash	99,395,193	111,582,149
Short-term investments	-	4,849,112
Trade accounts receivable, net of allowance for doubtful accounts of $566,912 and $1,306,099 as of December 31, 2012 and June 30, 2012, respectively	3,860,126	7,023,880
Notes receivable	110,960	475,112
Other receivables and prepayments, net of allowance for doubtful accounts of $335,588 and $351,372 as of December 31, 2012 and June 30, 2012, respectively	3,427,375	4,275,817
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $414,811 and $366,697 as of December 31, 2012 and June 30, 2012, respectively	33,393,020	27,446,626
Advances to suppliers, related parties, net of right to offset (Note 10)	137,031,287	121,884,833
Inventories, net	57,809,111	50,432,279
Deferred tax assets	889,819	709,688
Total Current Assets	353,715,300	338,210,027
Non-current Assets:
Advances for purchase of long term assets	15,349,526	15,001,088
Property, plant and equipment, net	74,589,227	77,231,273
Intangible assets, net	6,565,187	3,082,877
Investments in affiliated company	6,356,497	-
Total Non-current Assets	102,860,437	95,315,238
TOTAL ASSETS	$456,575,737	$433,525,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$112,884,062	$111,166,838
Long-term loans, current portion	30,786,516	27,762,975
Accounts payable, unrelated parties	51,315,445	57,079,617
Accounts payable, related parties	17,976,698	-
Other payables and accrued expenses	7,747,798	8,820,064
Advances from customers	13,300,180	7,924,812
Warrant liabilities	32,881	47,404
Total Current Liabilities	234,043,580	212,801,710
Long-Term Loans	3,437,544	8,490,772
Total Liabilities	237,481,124	221,292,482
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of December 31, 2012 and June 30, 2012; issued: 40,855,602 and 40,805,602 shares as of December 31, 2012 and June 30, 2012.	40,855	40,805
Additional paid-in capital	41,415,780	41,344,306
Statutory reserves	18,100,361	18,100,361
Retained earnings	124,340,415	117,732,738
Accumulated other comprehensive income	35,848,711	35,622,241
Less: Treasury stock, at cost, 590,838 and 544,477 shares as of December 31, 2012 and June 30, 2012, respectively	(651,509)	(607,668)
Total Stockholders' Equity	219,094,613	212,232,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$456,575,737	$433,525,265

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue:
Revenue from unrelated parties	$106,478,486	$83,070,982	$195,593,572	$181,467,497
Revenue from related parties	51,388,372	24,823,816	79,459,977	56,622,918
	157,866,858	107,894,798	275,053,549	238,090,415

Cost of Revenue
Cost of revenue from unrelated parties	(96,462,341)	(74,930,923)	(178,489,766)	(165,952,519)
Cost of revenue from related parties	(49,195,171)	(22,552,581)	(75,807,453)	(50,737,745)
	(145,657,512)	(97,483,504)	(254,297,219)	(216,690,264)

Gross Profit	12,209,346	10,411,294	20,756,330	21,400,151

Operating Expenses:

Selling expenses	(1,978,916)	(2,078,492)	(4,292,168)	(4,414,272)
General and administrative expenses	(2,550,249)	(2,578,617)	(4,680,073)	(5,504,115)
Total Operating Expenses	(4,529,165)	(4,657,109)	(8,972,241)	(9,918,387)
Income from Operations	7,680,181	5,754,185	11,784,089	11,481,764

Other Incomes/(Expenses):
Interest income	1,059,709	388,207	2,022,050	678,415
Interest expense	(2,340,244)	(2,438,976)	(5,874,436)	(4,167,516)
Changes in fair value of warrant liabilities	(1,501)	22,082	14,523	232,466
Equity in gains of affiliated company	185,888	-	174,446	-
Other income	122,520	14,592	159,138	19,950
Other expense	(563,209)	(477,176)	(667,524)	(858,667)
Total Other Expenses, net	(1,536,837)	(2,491,271)	(4,171,803)	(4,095,352)

Income Before Taxes	6,143,344	3,262,914	7,612,286	7,386,412
Income tax (expense)/benefit	(1,371,012)	(460,504)	(1,004,609)	400,329
Net Income	$4,772,332	$2,802,410	$6,607,677	$7,786,741

Other Comprehensive Income:
Foreign currency translation adjustment	708,871	1,375,046	226,470	3,862,447
Comprehensive Income	$5,481,203	$4,177,456	$6,834,147	$11,649,188

Basic Earnings per Share	$0.12	$0.07	$0.16	$0.19
Diluted Earnings per Share	$0.12	$0.07	$0.16	$0.19

Basic Weighted Average Shares Outstanding	40,224,003	40,487,224	40,222,247	40,602,179
Diluted Weighted Average Shares Outstanding	40,224,003	40,487,224	40,222,247	40,602,179

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$6,607,677	$7,786,741
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	4,408,037	4,179,300
Reversal for doubtful accounts	(708,630)	-
Stock based compensation	71,524	61,257
Foreign currency exchange gain	(10,234)	(686,395)
Loss on disposal of property, plant and equipment	85,198	-
Interest income from short-term investments carried at amortized cost	(30,900)	-
Equity in gains of affiliated company	(174,446)	-
Deferred income taxes	(179,476)	(47,431)
Changes in fair value of warrant liabilities	(14,523)	(232,466)
Changes in current assets and liabilities:
Restricted cash for notes payable	2,221,324	(50,625,460)
Trade accounts receivable	3,910,051	(7,624,315)
Notes receivable	364,553	(526,505)
Other receivable and prepayments	868,254	269,075
Advances to suppliers, unrelated parties	(5,968,905)	6,087,748
Advances to suppliers, related parties	(15,026,467)	1,984,400
Inventories	(7,330,679)	(46,491,155)
Accounts payable, unrelated parties	(5,156,443)	60,932,832
Accounts payable, related parties	17,975,273	-
Other payables and accrued expenses	(1,078,382)	222,530
Other payables, related parties	-	(601,014)
Advances from customers	5,368,031	(5,520,486)
Net Cash Provided by/(Used In) Operating Activities	6,200,837	(30,831,344)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(3,217,771)	(9,786,882)
Proceeds from disposal of property, plant and equipment	523,761	-
Purchase of intangible assets	(3,560,563)	-
Investment in affiliated company	(6,181,547)	-
Proceeds from sale of short-term investments	4,884,009	-
Net Cash Used In Investing Activities	(7,552,111)	(9,786,882)

Cash Flows from Financing Activities:
Proceeds from loans	94,118,588	128,876,501
Repayment of loans	(94,530,050)	(102,275,514)
Restricted cash for bank loans	10,065,475	-
Payments on repurchase of common stock	(43,841)	(534,269)
Net Cash Provided by Financing Activities	9,610,172	26,066,718

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,980	228,347

Net Change in Cash and Cash Equivalents	8,267,878	(14,323,161)
Cash and Cash Equivalents at Beginning of Period	9,530,531	21,324,931
Cash and Cash Equivalents at End of Period	$17,798,409	$7,001,770

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 10)	$10,609,363	$10,263,357
Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(5,025,598)	$(3,915,785)
Cash (paid)/received during the period for income tax	$(1,669,952)	$6,019

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

As of December 31, 2012, Sutor’s subsidiaries included the following entities:

Name of subsidiary	Date of incorporation/ acquisition	Place of incorporation	Percentage of shareholding	Principal activities

Sutor Steel Technology Co., Ltd. (“Sutor BVI”)	August 15, 2006	British Virgin Islands	100%	Investment holding

Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”)	August 28, 2003	PRC	100%	Manufactures of hot-dip galvanized steel (“HDG”) and pre-painted galvanized steel (“PPGI”)

Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”)	August 28, 2003	PRC	100%	Manufacture of cold-rolled steel, acid pickled steel and hot-dip galvanized steel

Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”)	April 5, 2004	PRC	100%	Manufactures heavy steel pipe

Sutor Technology Co., Ltd. (“Sutor Technology”)	February 24, 2010	PRC	100%	Trading of steel products

Ningbo Taixiang Investment Co., Ltd. (“Ningbo Taixiang”)	October 19, 2012	PRC	100%	Investment

China Railway Materials Suzhou Company Limited (“CRM Suzhou”)	August 10, 2012	PRC	39%	Metal materials business

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Functional Currency and Translating Financial Statements - Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations and comprehensive income.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	December 31, 2012	December 31, 2011	June 30, 2012
Closing RMB : USD exchange rate at the period end	6.3086	6.3585	6.3143
Average six months RMB : USD exchange rate	6.3091	6.3892	n/a

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are provision for doubtful accounts on trade accounts receivable, notes receivable, other receivables and prepayments, advances to suppliers, reserves for inventories, estimated useful lives of property, plant and equipment, valuation allowance for deferred tax assets, valuation of warrant liabilities and share-based compensation.

Restricted Cash - Restricted cash represents amounts held by banks in escrow as security for either notes payable that have yet to be drawn down or bank loans and therefore are not available for the Company’s use.

Trade Accounts Receivable - Trade accounts receivable are carried at original invoiced amounts less an allowance for doubtful accounts.

Allowance for doubtful accounts – The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. Due to the recovery of collectability, $708,630 of allowance for doubtful accounts was reversed during the six months ended December 31, 2012.

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for investments in affiliated company as of December 31, 2012.

Fair Values of Financial Instruments - The Company adopted ASC 820 “Fair value measurements and disclosures”. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under US GAAP, certain assets and liabilities must be measured at fair value, and the guidance details the disclosures that are required for items measured at fair value.

The three levels are defined as follows: Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities. Level 2 – Valuations based other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 – Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, fixed rate time deposits, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of December 31, 2012 and June 30, 2012, carrying values of these financial instruments except fixed rate time deposits and warrant liabilities approximated their fair values because of their generally short maturities. Fixed rate time deposits are classified as held-to-maturities investments and stated at the amortized cost. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

Assets measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Short-term investments
- Fixed rate time deposits (Note 4)	$4,849,112	$4,849,112	$-	$-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of December 31, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities (Note 12)	$32,881	$-	$-	$32,881

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities (Note 12)	$47,404	$-	$-	$47,404

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

Recent Accounting Pronouncements – In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350)”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2012-02 will not have a material effect on the financial position, results of operations or cash flows of the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2012, the Company identified an error related to the classification of the warrants to purchase up to 685,000 shares of common stock (the “Warrants”, with the fair value of $1.3 million at the issuance date of March 10, 2010). Previously, the Warrants were reflected as a component of equity as opposed to liabilities on the consolidated balance sheets and the consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. However, since the Company is obliged to deliver registered shares to the warrant holders upon exercise, the warrants should be classified as liabilities in accordance with ASC 815 because there are further registration and prospectus delivery requirements that are outside of the control of the Company. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated statements of operations for the three and six months ended December 31, 2011 included herein to reflect the correct balances. The impact of correcting this error on net income as reported for the three and six months ended December 31, 2011 was an increase of $22,082 and $232,466, respectively.

Set out below are the line items within the condensed consolidated statement of operations for the three and six months ended December 31, 2012 have been affected by the revisions. The revisions had no impact on the Company’s cash flows from operating, investing or financing activities.

	For the three months ended December 31, 2011
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$22,082	$22,082
Total Other Incomes/(Expenses)	(2,513,353)	22,082	(2,491,271)
Income Before Taxes	3,240,832	22,082	3,262,914
Net Income	$2,780,328	$22,082	$2,802,410

Comprehensive Income	$4,155,374	$22,082	$4,177,456

Basic Earnings per Share	$0.07	$-	$0.07
Diluted Earnings per Share	$0.07	$-	$0.07

	For the six months ended December 31, 2011
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$232,466	$232,466
Total Other Incomes/(Expenses)	(4,327,818)	232,466	(4,095,352)
Income Before Taxes	7,153,946	232,466	7,386,412
Net Income	$7,554,275	$232,466	$7,786,741

Comprehensive Income	$11,416,722	$232,466	$11,649,188

Basic Earnings per Share	$0.19	$-	$0.19
Diluted Earnings per Share	$0.19	$-	$0.19

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

The following table summarizes the movement of short-term investments for the six months ended December 31, 2012:

Amount
As of June 30, 2012	4,849,112
Interest income recognized during the period	30,900
Disposal of short-term investments	(4,884,009)
Foreign currency translation adjustment	3,997
As of December 31, 2012	$-

NOTE 5 – INVENTORIES

Inventories as of December 31, 2012 and June 30, 2012 consisted of the following:

	December 31,	June 30,
	2012	2012
Raw materials	$35,736,777	$21,486,439
Finished goods	22,188,036	29,061,437
	57,924,813	50,547,876
Less: allowance for obsolescence	(115,702)	(115,597)
Inventories, net	$57,809,111	$50,432,279

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2012 and June 30, 2012 consisted of the following:

	December 31,	June 30,
	2012	2012
Buildings and plant	$45,431,440	$43,402,250
Machinery	71,588,573	71,825,535
Office and other equipment	1,312,169	1,383,305
Vehicles	465,090	488,268
	118,797,272	117,099,358
Less: accumulated depreciation	(48,280,787)	(44,421,165)
	70,516,485	72,678,193
Construction in progress	4,072,742	4,553,080
Property, Plant and Equipment, net	$74,589,227	$77,231,273

As of December 31, 2012 and June 30, 2012, certain of the Company’s property, plant and equipment with net value of approximately $45 million, was pledged to banks to secure the loan granted to the Company (Note 9).

Depreciation expense for the three months ended December 31, 2012 and 2011 was $2,170,767 and $2,039,718, respectively. Depreciation expense for the six months ended December 31, 2012 and 2011 was $4,326,723 and $ 4,142,954, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 and June 30, 2012 consisted of the following:

	December 31,	June 30,
	2012	2012
Cost	$7,241,830	$3,677,663
Less: Accumulated amortization	(676,643)	(594,786)
Intangible Assets, net	$6,565,187	$3,082,877

The Company’s intangible assets represented several land use rights (“LUR”), which are amortized using the straight-line method over the lease term. In July 2012, the Company acquired a new LUR related to a land which is located at Ningbo. The lease term of the newly acquired LUR is 40 years and the procedure for obtaining LUR certificate has not been completed.

Amortization expense for the three months ended December 31, 2012 and 2011 was $40,764 and $18,241, respectively. Amortization expense for the six months ended December 31, 2012 and 2011 was $81,314 and $36,346, respectively.

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

	Balance as of June 30, 2012	Equity investment	Share of incomes	Translation difference	Balance as of December 31, 2012
Equity interest in CRM Suzhou	-	6,165,326	174,446	16,725	6,356,497

NOTE 9 – LOANS

Loans are as follows as of the respective balance sheet dates:

	December 31,	June 30,
	2012	2012
Short-term loans	$112,884,062	$111,166,838
Long-term loans, current portion	30,786,516	27,762,975
	143,670,578	138,929,813
Long-term loans, non-current portion	3,437,544	8,490,772
Total loans	$147,108,122	$147,420,585

The short-term loans outstanding as of December 31, 2012 and June 30, 2012 bore a weighted average interest rate of 5.32% and 5.81% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of December 31, 2012 and June 30, 2012 bore a weighted average interest rate of 4.98% and 5.13% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of one to three years.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Short-term loans as of December 31, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$34,238,974
Guaranteed by the Company's property, plant and equipment	26,947,342
Guaranteed by a related party	21,122,057
Guaranteed by the Company's cash deposit	10,000,000
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	7,925,689
Guaranteed by the Company’s trade accounts receivable	3,150,000
Total short-term loans	$112,884,062

Short-term loans as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$35,633,403
Guaranteed by a related party	23,280,490
Guaranteed by the Company's cash deposit	19,500,000
Guaranteed by the Company's property, plant and equipment	19,004,482
Unsecured	7,918,534
Jointly guaranteed by (i) a related party, and (ii) the Company's notes receivable	4,814,469
Guaranteed by the Company's trade accounts receivable	1,015,460
Total short-term loans	$111,166,838

Long-term loans, current portion as of December 31, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's cash deposit	$23,626,900
Guaranteed by the Company's property, plant and equipment	4,299,621
Unsecured	2,859,995
Total long-term loans, current portion	$30,786,516

Long-term loans, current portion as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's cash deposit	$23,626,900
Guaranteed by the Company's property, plant and equipment	4,136,075
Total long-term loans, current portion	$27,762,975

An amount of $30,786,516 and $27,762,975 has been reclassified from long-term loans, non-current to long-term loans, current as of December 31, 2012 and June 30, 2012, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of December 31, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$3,437,544

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Long-term loans, non-current portion as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$5,630,777
Unsecured	2,859,995
Total long-term loans, non-current portion	$8,490,772

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of December 31, 2012, and will continue to comply with them.

NOTE 10 – RELATED PARTY TRANSACTIONS

Sales to and Purchases from Related Parties

The Company sells its products to and buys raw materials from Shanghai Huaye Iron&Steel Group Co., Ltd (“Shanghai Huaye”), which is under the same control as the Company, and its subsidiaries as well as the Company’s affiliated company (Note 8). Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended December 31, 2012 and 2011, purchases from these related parties totaled of $82,114,625 and $57,889,169, respectively. For the six months ended December 31, 2012 and 2011, purchases from these related parties totaled of $146,199,156 and $97,755,525, respectively.

Due from/to Related Parties

The amounts due from related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from Shanghai Huaye and its subsidiaries have been netted due to the right of offset. As of December 31, 2012 and June 30, 2012, the net amounts due from Shanghai Huaye and its subsidiaries were $134,982,560 and $121,884,833, respectively.

As of December 31, 2012 and June 30, 2012, due from CRM Suzhou were $2,048,727 and nil, respectively.

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

As of December 31, 2012 and June 30, 2012, due to CRM Suzhou were $6,563,706 and nil, respectively.

Letters of Credit Held by Related Parties

As of December 31, 2012 and June 30, 2012, the Company had letters of credit totaling $69,143,709 and $82,669,496, respectively, in the form of banker’s acceptance notes that are held by Shanghai Huaye and its subsidiaries in connection with purchases. As of December 31, 2012 and June 30, 2012, the Company had letters of credit totaling $11,412,992 and nil, respectively, in the form of banker’s acceptance notes that are held by CRM Suzhou in connection with purchases. The banker’s acceptance notes carry an interest-free rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable, related parties and those held by Shanghai Huaye and its subsidiaries have been netted off with the advances to suppliers, related parties due to the right of offset.

Loans from Related Parties

As of December 31, 2012 and June 30, 2012, the Company had loans from Shanghai Huaye and its subsidiaries totaling $8,816,074 and $8,815,502, respectively; and accrued interest totaling $1,793,289 and $1,621,842, respectively. The loans from Shanghai Huaye and its subsidiaries and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying condensed consolidated balance sheet as of December 31, 2012 and June 30, 2012.

Rental Expenses Incurred in respect of Related Party Lease Arrangement

The Company entered into agreements with its related parties to lease buildings from related parties, and the Company pays the related parties rental fees at a pre-determined rate. For the three months ended December 31, 2012 and 2011, the rental fees incurred in respect of the related party lease arrangements amounted to $38,145 and $92,966, respectively. For the six months ended December 31, 2012 and 2011, the rental fees incurred in respect of the related party lease arrangements amounted to $76,081 and $187,817, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company has total income tax of $1,371,012 and $1,004,609 for the three months and six months ended December 31, 2012, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three and six months ended December 31, 2012.

The Company’s effective tax rates were 22% and 14% for the three months ended December 31, 2012 and 2011, respectively and 13% and (5)% for the six months ended December 31, 2012 and 2011. The changes in effective tax rate was mainly resulted from changes in applicable income tax rate of one subsidiary from 15% to 25% when the tax holiday expired in December 2011, besides, the effective tax rates were also affected by the tax refund which was recognized when obtained.

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions (after revision as disclosed in Note 3):

	March 10, 2010	December 31, 2011	June 30, 2012	December 31, 2012
	Issuance date	Period end date	Year end date	Period end date
Warrants indexed to common stock	685,000	685,000	685,000	685,000
Trading market price	$2.99	$1.10	$0.92	$0.92
Exercise price	$3.76	$3.76	$3.76	$3.76
Estimated Term (Year)	5.00	3.19	2.67	2.19
Expected volatility	90.00%	76.39%	62.64%	61.69%
Risk-free rate	2.39%	0.36%	0.72%	0.25%
Dividend yield rates	0.00%	0.00%	0.00%	0.00%
Fair value of warrants	$1,368,428	$167,106	$47,404	$32,881

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the changes in estimated fair value for the six months ended December 31, 2012 and 2011:

Estimated Fair Value
Balance as of June 30, 2011	$399,572
Changes in fair value	(232,466)
Balance as of December 31, 2011	$167,106

Estimated Fair Value
Balance as of June 30, 2012	$47,404
Changes in fair value	(14,523)
Balance as of December 31, 2012	$32,881

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

On December 14, 2012, the Company granted an executive 50,000 shares of restricted common stock with a grant date fair value of $1.00 per share as part of his remuneration for the service commencing December 14, 2012 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the three months ended December 31, 2012 and 2011 was $20,886 and $13,800, respectively. Stock-based compensation expense for the six months ended December 31, 2012 and 2011 was $39,437 and $27,600, respectively. The remaining $57,948 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at December 31, 2012 is $105,600.

Options

There were 105,000 options outstanding as of December 31 and June 30, 2012, respectively, under 2009 Equity Incentive Plan. Stock-based compensation expense for the three months ended December 31, 2012 and 2011 on the stock options were $16,043 and $16,829, respectively. Stock-based compensation expense for the six months ended December 31, 2012 and 2011 on the stock options were $32,087 and $33,657, respectively.  The remaining $20,229 stock-based compensation expenses will be recorded over a weighted average service period of 0.3 year.

The following table summarizes the options activity for the six months ended December 31, 2012:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	105,000	2.71	2.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2012	105,000	$2.71	2.36	$-

Both of total intrinsic value of stock options outstanding as of December 31, 2012 and June 30, 2012 was nil.

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

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income attributable to the common stockholders	$4,772,332	$2,802,410	$6,607,677	$7,786,741

Basic weighted-average common shares outstanding	40,224,003	40,487,224	40,222,247	40,602,179
Dilutive effect of warrants and options	-	-	-	-
Diluted weighted-average common shares outstanding	40,224,003	40,487,224	40,222,247	40,602,179

Earnings per share:
Basic	$0.12	$0.07	$0.16	$0.19
Diluted	$0.12	$0.07	$0.16	$0.19

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during as of December 31, 2012 and June 30, 2012, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2012, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2013	76,087
For the year ending June 30, 2014	152,173
For the year ending June 30, 2015	12,681
Total	$240,941

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of December 31, 2012 and June 30, 2012, the Company had purchase obligations totaled $8,160,686 and $8,153,319, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2012.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of December 31, 2012 and June 30, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 32.6% and 23.0% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended December 31, 2012 and 2011, respectively; 28.9% and 23.8% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the six months ended December 31, 2012 and 2011, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 39.4% and 45.9% of the Company’s total purchases for the three months ended December 31, 2012 and 2011, respectively; an aggregate of 47.1% and 38.9% of the Company’s total purchases for the six months ended December 31, 2012 and 2011, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION

The Company has four reportable segments represented by its four subsidiaries Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology as described in Note 1.

Factors Management Used to Identify the Enterprise’s Reportable Segments - The Company’s reportable segments are business units that offer different products and are managed separately and require reporting to the various regulatory jurisdictions. Changshu Huaye mainly produces HDG products and PPGI products.  Jiangsu Cold-Rolled offers cold-rolled steel strips, acid pickled steel and HDG steel products. Ningbo Zhehua manufactures heavy steel pipe products and Sutor Technology engages in trading of steel products.

Certain segment information is presented below:

As of December 31, 2012 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$38,485,883	$56,230,739	$9,598,855	$2,163,009	$-	$106,478,486
Revenue from related parties	2,040,704	49,347,668	-	-	-	51,388,372
Revenue from other operating segments	7,899,606	21,027,462	-	-	(28,927,068)	-
Total operating expenses	2,181,302	1,008,458	971,483	221,616	146,306	4,529,165
Interest income	475,634	582,497	1,470	108	-	1,059,709
Interest expense	428,291	1,733,860	39,294	-	138,799	2,340,244
Depreciation and amortization expense	571,042	1,245,613	216,888	133,481	44,507	2,211,531
Income tax expense/(benefit)	197,285	1,302,667	(128,940)	-	-	1,371,012
Net segment profit/(loss)	1,384,987	4,101,421	(385,424)	(75,895)	(252,757)	4,772,332
Capital expenditures	286,521	761,257	355,990	-	-	1,403,768
Segment assets	233,745,892	$319,195,988	$35,038,583	$33,143,378	$(164,548,104)	$456,575,737

As of December 31, 2011 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$34,394,636	$29,296,190	$15,312,363	$2,229,834	$1,837,959	$83,070,982
Revenue from related parties	1,923,874	22,884,493	15,449	-	-	24,823,816
Revenue from other operating segments	13,947,927	34,035,529	-	-	(47,983,456)	-
Total operating expenses	2,899,088	635,189	758,070	109,337	255,425	4,657,109
Interest income	102,364	252,206	32,603	211	823	388,207
Interest expense	366,304	1,726,891	76,505	-	269,276	2,438,976
Depreciation and amortization expense	568,098	993,785	233,163	262,913	-	2,057,959
Income tax expense/(benefit)	14,433	425,966	20,108	-	(3)	460,504
Net segment profit/(loss)	100,984	2,933,458	118,885	(99,701)	(251,216)	2,802,410
Capital expenditures, net of VAT refunds	38,123	8,639,509	340	-	-	8,677,972
Segment assets	$263,835,074	$318,454,628	$38,623,867	$34,130,881	$(172,724,672)	$482,319,778

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION - continued

As of December 31, 2012 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$72,435,218	$106,254,396	$12,985,196	$3,912,008	$6,754	$195,593,572
Revenue from related parties	3,508,253	75,951,724	-	-	-	79,459,977
Revenue from other operating segments	11,479,164	50,017,332	-	-	(61,496,496)	-
Total operating expenses	5,081,437	2,042,009	1,090,656	426,224	331,915	8,972,241
Interest income	1,167,539	734,227	120,056	218	10	2,022,050
Interest expense	904,719	4,177,973	74,065	-	717,679	5,874,436
Depreciation and amortization expense	1,138,799	2,485,788	472,679	266,264	44,507	4,408,037
Income tax expense/(benefit)	247,832	1,082,573	(325,796)	-	-	1,004,609
Net segment profit/(loss)	2,089,790	6,293,206	(445,322)	(249,651)	(1,080,346)	6,607,677
Capital expenditures	376,914	1,507,155	3,918,665	-	-	5,802,734
Segment assets	233,745,892	$319,195,988	$35,038,583	$33,143,378	$(164,548,104)	$456,575,737

As of December 31, 2011 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$68,661,782	$64,370,885	$29,636,336	$3,132,073	$15,666,421	$181,467,497
Revenue from related parties	3,711,726	52,765,496	145,696	-	-	56,622,918
Revenue from other operating segments	27,645,948	61,678,380		-	(89,324,328)	-
Total operating expenses	6,286,922	1,221,535	1,633,961	290,180	485,789	9,918,387
Interest income	303,256	300,141	73,813	382	823	678,415
Interest expense	725,325	2,854,211	159,728	-	428,252	4,167,516
Depreciation and amortization expense	1,131,215	2,324,389	460,783	262,913	-	4,179,300
Income tax expense/(benefit)	(248,967)	(367,572)	104,658	-	111,552	(400,329)
Net segment profit/(loss)	728,558	6,387,163	370,259	(276,731)	577,492	7,786,741
Capital expenditures, net of VAT refunds	63,312	9,451,116	90,792	-	-	9,605,220
Segment assets	$263,835,074	$318,454,628	$38,623,867	$34,130,881	$(172,724,672)	$482,319,778

NOTE 18 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Geographic Area	2012	2011	2012	2011
People's Republic of China	$139,574,293	$93,544,542	$246,265,972	$198,905,773
Other Countries	18,292,565	14,350,256	28,787,577	39,184,642
Total	$157,866,858	$107,894,798	$275,053,549	$238,090,415

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Executive Overview of Quarterly Results

In the second fiscal quarter 2013, our revenue and net income increased by 46.3% and 70.3%, respectively, mainly resulted from an increase in sales volume and better control over expenses. While our total sales volume grew by 87.0% for the quarter ended December 31 2012 as compared to the same period last year, selling expense remained stable. Additionally, decreased interest expenses and increased interest income contributed to higher net income. Nevertheless, the average selling price (ASP) for the second fiscal quarter 2013 was approximately 21.7% lower than that in the second fiscal quarter 2012, due to lower costs of raw materials. As the Chinese economy is expected to gradually gain strength, we anticipate stable or higher product prices for the coming quarters.

During the last quarter, we continued to make progresses in the construction of the new high precision cold-roll steel production line with a designed annual capacity of 500,000 MT. We expect that this facility will start commercial operations in the first half of calendar year 2013.

The following summarizes the major financial information for the second fiscal quarter:

•	Revenue: Revenue was $157.9 million for the three months ended December 31, 2012, an increase of $50.0 million, or 46.3%, from $107.9 million for the same period last year.

•	Gross profit and margin: Gross profit was $12.2 million for the three months ended December 31, 2012, as compared to $10.4 million for the same period last year. Gross margin was7.7% for the three months ended December 31, 2012, as compared to 9.6% for the same period last year.

•	Net income: Net income was $4.8 million for the three months ended December 31, 2012, an increase of $2.0 million, or 71.4%, from $2.8 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.12 for the three months ended December 31, 2012, as compared to approximately $0.07 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other in Changshu, Jiangsu, and use largely the same management resources. Ningbo Zhehua is located in Ningbo, Zhejiang. Sutor Technology, our steel trading subsidiary, was recently established and has had limited operations so far. See Note 17, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

In the three months ended December 31, 2012 and 2011, Changshu Huaye generated revenue of $40.5 million and $38.2 million, which represented 25.7% and 35.4% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $105.6 million and $52.2 million in the three months ended December 31, 2012 and 2011, which represented 66.9% and 48.4% of our total revenue, respectively. In the three months ended December 31, 2012 and 2011, Ningbo Zhehua generated revenue of $9.6 million and $15.3 million, which represented 6.0% and 14.2% of our total revenue, respectively. In addition, in the three months ended December 31, 2012 and 2011, Sutor Technology generated revenue of $2.2 million and $2.2 million, which represented 1.4% and 2.0% of our total revenue, respectively.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 32.6% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2012, as compared to 23.0% last year. We intend to expand our own sales channel to gain more market share. At the same time, we also take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

Cost of Revenue

Cost of revenue includes direct costs to manufacture our products, including the cost of raw materials, labor, overhead, energy, handling charges and other expenses associated with the manufacture and delivery of product. Direct costs of manufacturing are generally highest when we first introduce a new product due to higher start-up costs and higher raw material costs. As production volume increases, we typically improve manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities.

In the three months ended December 31, 2012, approximately $51.0 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended December 31, 2012, gross margin for domestic and international sales were approximately 7.5% and 9.2%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 11.7%, 6.6% and 7.0%, respectively. For Sutor Technology, its gross margin was approximately 6.6% for the second quarter of fiscal 2013.

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

Results of Operations

Comparison of Three Months Ended December 31, 2012 and December 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$106,479	67.4%	$83,071	77.0%
Revenue from related parties	51,388	32.6%	24,824	23.0%
Total	157,867	100.0%	107,895	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	96,463	61.1%	74,931	69.5%
Cost of revenue from related parties	49,195	31.2%	22,553	20.9%
Total	145,658	92.3%	97,484	90.4%
Gross Profit	12,209	7.7%	10,411	9.6%
Operating Expenses
Selling expense	1,979	1.2%	2,078	1.9%
General and administrative expense	2,550	1.6%	2,579	2.4%
Total Operating Expenses	4,529	2.8%	4,657	4.3%
Income from Operations	7,680	4.9%	5,754	5.3%
Other Income (Expense)
Interest income	1,060	0.7%	388	0.4%
Other income	122	0.1%	15	-
Interest expense	(2,340)	(1.5)%	(2,439)	(2.3)%
Other expense	(563)	(0.4)%	(477)	(0.4)%
Changes in fair value of warrant liabilities	(2)	-	22	-
Equity in gain of affiliated company	186	0.1%	-	-
Total Other Income (Expense)	(1,537)	(1.0)%	(2,491)	(2.3)%
Income Before Taxes	6,143	3.9%	3,263	3.0%
Income tax (expense)/benefit	(1,371)	(0.9)%	(461)	(0.4%)
Net Income	$4,772	3.0%	$2,802	2.6%

Revenue. For the three months ended December 31, 2012, revenue was $157.9 million, compared to $107.9 million for the same period last year, an increase of $50.0 million, or 46.3%. The increase was mainly attributable to higher sales volume driven by the recovering Chinese economy, which resulted in an increase of market demand for our steel products. In addition, the steel industry in China faced an extremely difficult situation in the first half of 2012, as an economic slowdown in China and the rest of the world curtailed market demand and resulted in flagging steel prices. Most steel companies suffered losses. We believe that the recent turnaround in the steel industry was partially due to a cyclical recovery. During the quarter, the total sales volume increased by approximately 87.0%, of which the sales volume of HDG steel products increased by 49.4% as compared with the same period last year. However, the significant increase in total sales volume was partially offset by a weak average selling price (ASP). The ASP decreased by 21.7% for the quarter ended December 31, 2012 as compared with the same period one year ago. After a lengthy period of weakness during which the price of certain steel products plunged below the cost of production for many steel producers, the ASP remained low.

The following table sets forth revenue by geography and by business segments for the three months ended December 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$139,574	88.4%	$93,545	86.7%
Other Countries	18,293	11.6%	14,350	13.3%

Segment Data
ChangshuHuaye	$40,527	25.7%	$38,156	35.4%
Jiangsu Cold-Rolled	105,578	66.9%	52,181	48.4%
NingboZhehua	9,599	6.0%	15,328	14.2%
Sutor Technology	2,163	1.4%	2,230	2.0%

On a geographic basis, revenue generated from outside of China was $18.3 million, or 11.6% of the total revenue, for the three months ended December 31, 2012, as compared to $14.4 million, or 13.3% of the total revenue, for the same period in 2011. The increase was mainly resulted from our continuous efforts to improve our brand recognition in overseas markets.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $40.5 million for the three months ended December 31, 2012, an increase of $2.3 million, or 6.0%, from $38.2 million for the same period last year. The increase mainly resulted from the increased sales volume of both HDG and PPGI products. The market demand for our HDG steel and PPGI products increased during the second quarter of fiscal 2013 as the property market and infrastructure investments are headed for a recovery in China.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $105.6 million for the three months ended December 31, 2012, as compared at $52.2 million for the same period last year. The significant increase in sales revenue was mainly because the sales volume for AP steel products and hot-dip galvanized steel products increased by 1,061% and 63.4%, respectively. During the quarter, the utilization ratio of hot-dip galvanized production lines reached 97.8%, the highest ratio since they started operating in 2008. The higher utilization ratio together with the higher sales volume were primarily due to our enhanced marketing efforts to directly target end customers as well as recovery of the Chinese economy.

Revenue contributed by Ningbo Zhehua was $9.6 million for the three months ended December 31, 2012, a decrease of $5.7 million, or 37.3%, from $15.3 million for the same period in 2011, primarily resulting from the lower volume of products shipped and the lower ASP. Due to Chinese government’s control on inflation and real estate prices, investments in infrastructure and residential housing projects in the country remained modest.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2012 increased by $23.4 million, or 28.2%, to $106.5 million, from $83.1 million in the same period in 2011.

Cost of revenue. Cost of revenue increased by$48.2 million, or 49.4%, to $145.7 million in the three months ended December 31, 2012, from $97.5 million in the same period in 2011. As a percentage of revenue, cost of revenue increased to 92.3% in the three months ended December 31, 2012, as compared to 90.4% in the same period last year. The increased amount of the cost of revenue was generally in line with the increased sales volume and revenue.

Gross profit and gross margin. Gross profit increased by$1.8 million to $12.2 million in the three months ended December 31, 2012, from $10.4 million in the same period in 2011. Gross profit as a percentage of revenue (gross margin) was 7.7% for the three months ended December 31, 2012, as compared to 9.6% for the same period last year. The decrease of gross margin was mainly due to lower ASP as well as changes in the product mix. During the second quarter of fiscal year 2013, the ASP decreased by approximately21.7% primarily due to lower cost of raw materials. Further, we sold more AP steel products in the second quarter of fiscal year 2013 than the same period last year. AP steel products usually have the lowest gross margin among all of our product lines.

On a segment basis, gross margin for Changshu Huaye decreased to 11.7% in the three months ended December 31, 2012, from 14.9% in the same period last year, mainly because of lower ASP and higher sales revenue generated from hot-dip galvanized steel which had lower gross margin than PPGI products. Gross margin for Jiangsu Cold-Rolled decreased to 6.6% in the three months ended December 31, 2012, from 7.0% in the same period last year, mainly due to higher sales revenues from the sale of AP products and low ASP for hot-dip galvanized steel products. Gross margin for Ningbo Zhehua increased to 7.0% in the three months ended December 31, 2012, as compared to 6.7% in the same period in 2011.

Total operating expenses. Our total operating expenses decreased by $0.2 million to $4.5 million in the three months ended December 31, 2012, from $4.7 million in the same period in 2011. As a percentage of revenue, our total operating expenses decreased to 2.8% in the three months ended December 31, 2012, from 4.3% in the same period in 2011.

Selling expenses. Our selling expenses decreased by $0.1 million to $2.0 million in the three months ended December 31, 2012, from $2.1 million in the same period in 2011. As a percentage of revenue, our selling expenses decreased to 1.2% for the three months ended December 31, 2012, from 1.9% for the same period last year. During the second quarter of fiscal year 2013, the shipping expenses for overseas deliveries declined primarily due to the locality of the customers. We had more customers located closer to China than last year. Further, for domestic deliveries, lower shipping expenses were incurred as some customers picked up their orders by themselves. As a result, our total shipping expenses remained stable in this fiscal quarter as compared with the same period last year, though the sales volume increased significantly.

General and administrative expenses. General and administrative expenses was $2.6 million, or 1.6% of the total revenue, in the three months ended December 31, 2012, as compared with $2.6 million, or 2.4% of the revenue, in the same period in 2011. The dollar amount of the G&A expenses were practically unchanged due to our cost control measures.

Interest expense. Our interest expense decreased by $0.1 million to $2.3 million in the three months ended December 31, 2012, from $2.4 million in the same period in 2011. As a percentage of revenue, our interest expense was 1.5% of total revenue in the three months ended December 31, 2012, compared to 2.3% in the same period in 2011. During the second quarter of fiscal 2013, we had more customers paid in cash than the same period last year, leading to lower discounted interest expenses on bank notes.

Provision for income taxes. Our income tax expense increased to $1.4 million in the three months ended December 31, 2012, from $0.5 million in the same period last year, mainly due to higher taxable income and higher effective income tax rate. Jiangsu Cold-Rolled’s statutory income rate was 12.5% and 25.0% for calendar 2011 and 2012, respectively.

Net income. Net income, without including the foreign currency translation adjustment, increasedby$2.0 million, or 71.4%, to $4.8 million in the three months ended December 31, 2012, from $2.8 million in the same period in 2011, as a cumulative result of the above factors.

Comparison of Six Months Ended December 31, 2012 and December 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2012		Six Months Ended December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$195,594	71.1%	$181,467	76.2%
Revenue from related parties	79,460	28.9%	56,623	23.8%
Total	275,054	100.0%	238,090	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	178,490	64.9%	165,952	69.7%
Cost of revenue from related parties	75,807	27.5%	50,738	21.3%
Total	254,297	92.4%	216,690	91.0%
Gross Profit	20,757	7.6%	21,400	9.0%
Operating Expenses
Selling expense	4,292	1.6%	4,414	1.9%
General and administrative expense	4,680	1.7%	5,504	2.3%
Total Operating Expenses	8,972	3.3%	9,918	4.2%
Income from Operations	11,785	4.3%	11,482	4.8%
Other Income (Expense)
Interest income	2,022	0.7%	678	0.3%
Other income	159	-	20	-
Interest expense	(5,874)	(2.1)%	(4,167)	(1.8)%
Other expense	(668)	(0.2)%	(859)	(0.3)%
Changes in fair value of warrant liabilities	15	-	233	0.1%
Equity in gains of affiliated company	174	0.1%	-	-
Total Other Income (Expense)	(4,172)	(1.5)%	(4,095)	(1.7)%
Income Before Taxes	7,613	2.8%	7,387	3.1%
Income tax (expense)/benefit	(1,005)	(0.4)%	400	0.2%
Net Income	$6,608	2.4%	$7,787	3.3%

Revenue. For the six months ended December 31, 2012, revenue was $275.1 million, compared to $238.1 million for the same period last year, an increase of $37.0 million, or 15.5%. The increase was mainly attributable to higher sales revenue generated from Jiangsu Cold-Rolled, which has a diversified product mix of AP steel, cold-rolled steel and HDG steel. Especially, it has the capacity to produce HDG steel products in a wide range of product specifications for applications in industries including construction, automobiles and home appliances. Although the ASP remained weak in the first half of fiscal year 2013, the sales volume of AP products, cold rolled products and HDG steel products at Jiangsu Cold-Rolled improved by 221.8%, 606.7% and 41.5%, respectively, as compared with the same period last year. The combined HDG output at both Changshu Huaye and Jiangsu Cold-Rolled was up 29.5% in the first half of fiscal 2013 than the same period a year ago.

The following table sets forth revenue by geography and by business segments for the six months ended December 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2012		Six Months Ended December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$246,266	89.5%	$198,906	83.5%
Other Countries	28,788	10.5%	39,185	16.5%

Segment Data
Changshu Huaye	$75,951	27.6%	$88,040	37.0%
Jiangsu Cold-Rolled	182,206	66.2%	117,137	49.2%
Ningbo Zhehua	12,985	4.8%	29,782	12.5%
Sutor Technology	3,912	1.4%	3,132	1.3%

On a geographic basis, revenue generated from outside of China was $28.8 million, or 10.5% of the total revenue, for the six months ended December 31, 2012, as compared to $39.2 million, or 16.5% of the total revenue, for the same period in 2011. The decrease was mainly resulted from weak demand from European markets and the appreciation of RMB versus the US Dollar.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $76.0 million for the six months ended December 31, 2012, a decrease of 12.0 million, or 13.6%, from $88.0 million for the same period last year. The decrease mainly resulted from a lower sales volume for PPGI products as a result of our efforts to promote newly developed sophisticated PPGI products in order to drive sales to high-end downstream markets. Further, lower ASP largely due to lower cost of materials also contributed to lower revenue.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $182.2 million for the six months ended December 31, 2012, as compared at $117.1 million for the same period last year. The increase in revenue was due to higher sales volume of AP products, cold rolled products and HDG products. During the first half of fiscal year 2013, revenue generated from AP products, cold rolled products and HDG products increased by approximately 154.0%, 481.5% and 22.9%, respectively.

Revenue contributed by Ningbo Zhehua was $13.0 million for the six months ended December 31, 2012, a decrease of $16.8 million, or 56.4%, from $29.8 million for the same period in 2011, primarily resulting from a decreased product shipment. Product demand was low due to the Chinese government’s efforts to control inflation and limit infrastructure investments.

Comparing related party sales with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2012 increased by $14.1 million, or 7.8%, to $195.6 million, from $181.5 million in the same period in 2011.

Cost of revenue. Cost of revenue increased by $37.6 million, or 17.4%, to $254.3 million in the six months ended December 31, 2012, from $216.7 million in the same period in 2011. As a percentage of revenue, cost of revenue increased to 92.4% in the six months ended December 31, 2012, as compared to 91.0% in the same period last year. The increased amount of the cost of revenue was commensurate with the increased sales volume and revenue.

Gross profit and gross margin. Gross profit decreasedby$0.6 million to $20.8 million in the six months ended December 31, 2012, from $21.4 million in the same period in 2011. Gross profit as a percentage of revenue (gross margin) was 7.6% for the six months ended December 31, 2012, as compared to 9.0% for the same period last year. The decrease in gross margin was primarily resulted from a lower ASP. As compared with six months ended December 31, 2011, the ASP was decreased by approximately 19.1% in the six months ended December 31 2012 due to the decrease of the costs of raw materials.

On a segment basis, gross margin for Changshu Huaye decreased to 12.4% in the six months ended December 31, 2012, from 12.9% in the same period last year, mainly because of low ASP. Gross margin for Jiangsu Cold-Rolled decreased to 6.2% in the six months ended December 31, 2012, from 6.3% in the same period last year. Gross margin for Ningbo Zhehua decreased to 3.6% in the six months ended December 31, 2012, as compared to 7.9% in the same period in 2011, mainly because of a lower average selling price and less products shipped.

Total operating expenses. Our total operating expenses decreased by $0.9 million to $9.0 million in the six months ended December 31, 2012, from $9.9 million in the same period in 2011. As a percentage of revenue, our total operating expenses decreased to 3.3% in the six months ended December 31, 2012, from 4.2% in the same period in 2011.

Selling expenses. Our selling expenses decreased by $0.1 million to $4.3 million in the six months ended December 31, 2012, from $4.4 million in the same period in 2011. As a percentage of revenue, our selling expenses decreased to 1.6% for the six months ended December 31, 2012, from 1.9% for the same period last year. Despite the higher revenue, our selling expenses were practically held table because we sold more products to customers who are geographically close to China, which reduced our shipping expenses. In addition, some domestic customers chose to pick up their orders at our facilities, which also contributed to lower selling expenses.

General and administrative expenses. General and administrative expenses decreased by $0.8 million to $4.7 million, or 1.7% of the total revenue, in the six months ended December 31, 2012, from $5.5 million, or 2.3% of the revenue, in the same period in 2011. The deceased general and administrative expenses were primarily due to lower office expenses of approximately $0.3 million, lower allowance for bad receivables of $0.2 million and lower professional consulting expenses of $0.1 million.

Interest expense. Our interest expense increased by $1.7 million to $5.9 million in the six months ended December 31, 2012, from $4.2 million in the same period in 2011. As a percentage of revenue, our interest expense was 2.1% of total revenue in the six months ended December 31, 2012, compared to1.8% in the same period in 2011. The increase in interest expense was mainly attributable to higher discounted interest expenses on bank notes. The interest expenses related to bank loans were relatively stable during this period.

Provision for income taxes. Our income tax expense increased by $1.4 million to $1.0 million in the six months ended December 31, 2012, from $0.4 million of income tax benefit in the same period last year. The increase in income tax expenses was primarily due to higher effective income tax rate. Jiangsu Cold-Rolled’s statutory income rates were 12.5% and 25.0% for calendar 2011 and 2012, respectively. Further, Jiangsu Cold-Rolled received more income tax refunds in the six months ended December 31, 2011 than in the six months ended December 31, 2012.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $1.2 million, or 15.4%, to $6.6 million in the six months ended December 31, 2012, from $7.8 million in the same period in 2011, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities provided approximately $6.2 million of cash in the six months ended December 31, 2012. As of December 31, 2012, our total indebtedness to non-related parties under existing short-term loans was approximately $112.9 million. Another $30.8 million was the current portion of long-term loans. We also had approximately $3.4 million under long-term loans to non-related parties. As of December 31, 2012, we had an unused line of credit with banks of approximately $34.7 million (RMB219 million) which entitled us to draw bank loans for general corporate purposes. The unused line of credit has not changed much lately.

Short-term and long-term banks loans are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We expect to renew our short term bank loans when they become due.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to a challenging economic climate, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes.

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

As of December 31, 2012, we had cash and cash equivalents (excluding restricted cash) of $17.8 million and restricted cash of $99.4 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$6,201	$(30,831)
Net cash (used in) investing activities	(7,552)	(9,787)
Net cash provided by financing activities	9,610	26,067
Effect of foreign currency translation on cash and cash equivalents	9	228
Net cash flows	8,268	(14,323)

Operating Activities

Net cash provided by operating activities was $6.2 million for the six months ended December 31, 2012, an increase of $37.0 million from $30.8 million net cash used in operating activities for the same period last year. During the six months ended December 31, 2012, the major inflow of the operating cash included net income and depreciation and amortization of $6.6 million and $4.4 million, respectively, reduced restricted cash of $2.2 million, reduced account receivable of $3.9 million, increased account payable of $12.8 million and increased advances from customers of $5.4 million. The major outflow of the operating cash included increased advances to suppliers of $21.0 million and higher inventory of $7.3 million.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities was $7.6 million for the six months ended December 31, 2012, as compared to $9.8 million for the same period for the same period last year. The decrease in net cash used in investing activities was primarily due to proceeds from sale of short-term investment of $4.9 million for the six months ended December 31, 2012, offset by purchase of property and equipment of $3.2 million, land use rights of $3.6 million and investment in a joint-venture in the amount of approximately $6.2 million.

Financing Activities

Net cash provided by financing activities was $9.6 million for the six months ended December 31, 2012, as compared to $26.1 million provided by financial activities for the same period in 2011. The positive cash flow from financing activities was mainly due to cash released from restricted cash account in the amount of approximately $10.0 million.

As of December 31, 2012, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Singapore Branch	$10.00	2012-07-29	2013-07-29	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	0.23	2012-11-22	2013-04-15	None
The Agricultural Bank of China, Changshu Branch	0.43	2012-11-22	2013-04-09	None
The Agricultural Bank of China, Changshu Branch	0.70	2012-11-22	2013-04-16	None
The Agricultural Bank of China, Changshu Branch	0.91	2012-11-22	2013-05-02	None
The Agricultural Bank of China, Changshu Branch	0.20	2012-11-22	2013-04-29	None
The Agricultural Bank of China, Changshu Branch	0.40	2012-11-22	2013-04-07	None
The Agricultural Bank of China, Changshu Branch	0.28	2012-11-22	2013-04-29	None
The Agricultural Bank of China, Changshu Branch	3.17	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.17	2012-05-30	2013-05-28	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.76	2012-10-25	2012-10-24	Shanghai Huaye
Bank of Communications, Changshu Branch	3.17	2012-11-02	2013-11-01	Shanghai Huaye
China Construction Bank, Changshu Branch	6.34	2012-11-09	2013-11-08	None
The Agricultural Bank of China, Changshu Branch	3.96	2012-12-19	2013-12-13	Jiangsu Cold-Rolled, Shanghai Huaye
Bank of Communications, Changshu Branch	7.74	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.38	2012-01-06	2013-01-05	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.63	2012-04-27	2013-04-26	Changshu Huaye

Industrial and Commercial Bank of China, Changshu Branch	2.54	2012-04-27	2013-04-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.45	2012-07-20	2013-07-19	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.34	2012-08-13	2013-08-12	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.17	2012-08-08	2013-08-06	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.76	2012-08-30	2013-08-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.34	2012-09-19	2013-09-18	None
The Agricultural Bank of China, Changshu Branch	4.12	2012-10-12	2013-10-11	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.93	2012-10-23	2013-10-22	None
The Agricultural Bank of China, Changshu Branch	5.39	2012-11-07	2013-11-06	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.72	2012-12-11	2013-12-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.59	2012-12-28	2013-12-26	Changshu Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2012-12-13	2013-12-12	None
Shenzhen Development Bank	1.11	2012-09-12	2013-09-12	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	1.40	2012-11-30	2013-03-16	Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	0.90	2012-11-30	2013-03-05	Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	0.91	2012-11-30	2013-03-10	Shanghai Huaye
Lin, Guihua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	6.99	2011-02-23	2013-02-21	None
Macao International Bank Co., LTD	5.06	2011-03-11	2013-02-21	None
Macao International Bank Co., LTD	4.78	2011-03-23	2013-02-21	None
Macao International Bank Co., LTD	5.08	2011-04-01	2013-02-21	None
Macao International Bank Co., LTD	1.72	2011-04-11	2013-02-21	None
Total	$147.1

________________________

* Calculated on the basis that $1 = RMB 6.31

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in material compliance with these debt covenants as of December 31, 2012.

In the coming 12 months, we will have approximately $143.7 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Lifang Chen, and Chief Financial Officer, Mr. Naijiang Zhou, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, Ms. Chen and Mr. Zhou determined that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended December 31, 2012, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the second quarter of fiscal year 2013, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2013	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Naijiang Zhou
Naijiang Zhou, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).