Form 10-Q
period 2013-03-31
Sutor Technology Group LTD
filed 2013-05-14
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,274,764

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q
Period Ended March 31, 2013

i

PART I

 FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and Condensed Consolidated Balance Sheets as of June 30, 2012	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine months ended March 31, 2013 and 2012	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended March 31, 2013 and 2012	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4 – F-18

1

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$18,531,950	$9,530,531
Restricted cash	98,166,557	111,582,149
Short-term investments	-	4,849,112
Trade accounts receivable, net of allowance for doubtful accounts of $598,197 and $1,306,099 as of March 31, 2013 and June 30, 2012, respectively	4,133,807	7,023,880
Notes receivable	210,446	475,112
Other receivables and prepayments, net of allowance for doubtful accounts of $331,090 and $351,372 as of March 31, 2013 and June 30, 2012, respectively	2,635,181	4,275,817
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $393,740 and $366,697 as of March 31, 2013 and June 30, 2012, respectively	17,460,469	27,446,626
Advances to suppliers, related parties, net of right to offset (Note 10)	166,450,458	121,884,833
Inventories, net	64,948,147	50,432,279
Deferred tax assets	757,931	709,688
Total Current Assets	373,294,946	338,210,027
Non-current Assets:
Advances for purchase of long term assets	15,571,485	15,001,088
Property, plant and equipment, net	73,047,748	77,231,273
Intangible assets, net	6,560,403	3,082,877
Equity method investments	6,442,406	-
Total Non-current Assets	101,622,042	95,315,238
TOTAL ASSETS	$474,916,988	$433,525,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$130,835,913	$111,166,838
Long-term loans, current portion	14,066,114	27,762,975
Accounts payable, unrelated parties	67,633,671	57,079,617
Accounts payable, related parties	13,486,508	-
Other payables and accrued expenses	7,725,033	8,820,064
Advances from customers	14,229,545	7,924,812
Warrant liabilities	179,357	47,404
Total Current Liabilities	248,156,141	212,801,710
Long-Term Loans	2,319,979	8,490,772
Total Liabilities	250,476,120	221,292,482
Commitments and contingencies (Note 15)
Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding		-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of March 31, 2013 and June 30, 2012; issued: 40,865,602 and 40,805,602 shares as of March 31, 2013 and June 30, 2012.	40,865	40,805
Additional paid-in capital	41,455,713	41,344,306
Statutory reserves	18,100,361	18,100,361
Retained earnings	128,220,435	117,732,738
Accumulated other comprehensive income	37,275,003	35,622,241
Less: Treasury stock, at cost, 590,838 and 544,477 shares as of March 31, 2013 and June 30, 2012, respectively	(651,509)	(607,668)
Total Stockholders' Equity	224,440,868	212,232,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$474,916,988	$433,525,265

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue:
Revenue from unrelated parties	$84,994,226	$77,293,342	$280,587,798	$258,760,839
Revenue from related parties	54,554,833	32,641,713	134,014,810	89,264,631
	139,549,059	109,935,055	414,602,608	348,025,470

Cost of Revenue
Cost of revenue from unrelated parties	(77,127,522)	(71,781,784)	(255,617,288)	(237,734,303)
Cost of revenue from related parties	(51,488,687)	(30,282,224)	(127,296,140)	(81,019,969)
	(128,616,209)	(102,064,008)	(382,913,428)	(318,754,272)

Gross Profit	10,932,850	7,871,047	31,689,180	29,271,198

Operating Expenses:

Selling expenses	(1,417,039)	(874,867)	(5,709,207)	(5,289,139)
General and administrative expenses	(2,490,828)	(2,272,424)	(7,170,901)	(7,776,539)
Total Operating Expenses	(3,907,867)	(3,147,291)	(12,880,108)	(13,065,678)
Income from Operations	7,024,983	4,723,756	18,809,072	16,205,520

Other Incomes/(Expenses):
Interest income	967,706	368,561	2,989,756	1,046,976
Interest expense	(2,579,181)	(3,484,944)	(8,453,617)	(7,652,460)
Changes in fair value of warrant liabilities	(146,476)	56,502	(131,953)	288,968
Income from equity method investments	50,998	-	225,444	-
Other income	159,520	85,323	318,658	105,273
Other expense	72,639	79,488	(594,885)	(779,179)
Total Other Expenses, net	(1,474,794)	(2,895,070)	(5,646,597)	(6,990,422)

Income Before Taxes	5,550,189	1,828,686	13,162,475	9,215,098
Income tax (expense)/benefit	(1,670,169)	(553,515)	(2,674,778)	(153,186)
Net Income	$3,880,020	$1,275,171	$10,487,697	$9,061,912

Other Comprehensive Income:
Foreign currency translation adjustment	1,426,292	1,444,247	1,652,762	5,306,694
Comprehensive Income	$5,306,312	$2,719,418	$12,140,459	$14,368,606

Basic Earnings per Share	$0.10	$0.03	$0.26	$0.22
Diluted Earnings per Share	$0.10	$0.03	$0.26	$0.22

Basic Weighted Average Shares Outstanding	40,267,431	40,345,780	40,237,142	40,531,461
Diluted Weighted Average Shares Outstanding	40,267,431	40,345,780	40,237,142	40,531,461

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$10,487,697	$9,061,912
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,628,874	6,492,260
Reversal for doubtful accounts	(711,175)	-
Stock based compensation	111,467	93,602
Foreign currency exchange gain	(145,186)	(392,608)
Loss on disposal of property, plant and equipment	81,228	72,892
Interest income from short-term investments carried at amortized cost	(30,944)	-
Income from equity method investments	(225,444)	-
Deferred income taxes	(43,516)	10,738
Changes in fair value of warrant liabilities	131,953	(288,968)
Changes in current assets and liabilities:
Restricted cash for notes payable	(14,483,765)	(50,475,674)
Trade accounts receivable	3,635,648	(8,291,096)
Notes receivable	266,610	(350,930)
Other receivable and prepayments	1,683,384	264,671
Advances to suppliers, unrelated parties	10,095,647	4,718,122
Advances to suppliers, related parties	(43,541,260)	13,630,723
Inventories	(14,134,383)	(36,851,431)
Accounts payable, unrelated parties	11,033,692	54,402,504
Accounts payable, related parties	13,431,063	-
Other payables and accrued expenses	(1,133,841)	(1,133,980)
Other payables, related parties	-	(608,674)
Advances from customers	6,230,157	(1,619,409)
Net Cash Used In Operating Activities	(10,632,094)	(11,265,346)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(3,818,123)	(13,558,760)
Proceeds from disposal of property, plant and equipment	529,721	26,025
Purchase of intangible assets	(3,565,706)	-
Equity method investments	(6,190,476)	-
Payments for short-term investments	-	(4,755,262)
Proceeds from sale of short-term investments	4,891,063	-
Net Cash Used In Investing Activities	(8,153,521)	(18,287,997)

Cash Flows from Financing Activities:
Proceeds from loans	117,233,696	143,934,932
Repayment of loans	(118,055,195)	(114,432,824)
Restricted cash for bank loans	28,556,205	(15,621,037)
Payments on repurchase of common stock	(43,841)	(534,269)
Net Cash Provided by Financing Activities	27,690,865	13,346,802

Effect of Exchange Rate Changes on Cash and Cash Equivalents	96,169	425,014

Net Change in Cash and Cash Equivalents	9,001,419	(15,781,527)
Cash and Cash Equivalents at Beginning of Period	9,530,531	21,324,931
Cash and Cash Equivalents at End of Period	$18,531,950	$5,543,404

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 10)	$10,696,709	$10,352,131
Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(7,106,565)	$(7,230,874)
Cash (paid)/received during the period for income tax	$(2,339,344)	$(476,495)

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

As of March 31, 2013, Sutor’s subsidiaries and affiliate included the following entities:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2013 and for the three and nine month ended March 31, 2013 and 2012 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine month ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	March 31, 2013	March 31, 2012	June 30, 2012
Closing RMB : USD exchange rate at the period end	6.2741	6.3185	6.3143
Average nine months RMB : USD exchange rate	6.3000	6.3088	n/a

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

Allowance for doubtful accounts – The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. Due to the recovery of collectability, $707,902 of allowance for doubtful accounts was reversed during the nine month ended March 31, 2013.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Equity method investments – Affiliated company (partially owned affiliate) is an entity over which the Company has significant influence, but which it does not control. Investments in affiliated company (“Investee”) are accounted for as equity method investments. Under equity method, the Company’s share of the post-acquisition profits or losses of Investee is recognized in the consolidated statements of operations. Unrealized gains on transactions between the Company and its Investee are eliminated to the extent of the Company’s interest in Investee; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in Investee equals or exceeds its interest in the Investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the Investee.

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of March 31, 2013.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, fixed rate time deposits, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of March 31, 2013 and June 30, 2012, carrying values of these financial instruments except fixed rate time deposits and warrant liabilities approximated their fair values because of their generally short maturities. Fixed rate time deposits are classified as held-to-maturities investments and stated at the amortized cost. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of March 31, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities (Note 12)	$179,357	$-	$-	$179,357

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities (Note 12)	$47,404	$-	$-	$47,404

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

Recent Accounting Pronouncements – In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not have a material effect on the financial position, results of operations or cash flows of the Company.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2012, the Company identified an error related to the classification of the warrants to purchase up to 685,000 shares of common stock (the “Warrants”, with the fair value of $1.3 million at the issuance date of March 10, 2010). Previously, the Warrants were reflected as a component of equity as opposed to liabilities on the consolidated balance sheets and the consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. However, since the Company is obliged to deliver registered shares to the warrant holders upon exercise, the warrants should be classified as liabilities in accordance with ASC 815 because there are further registration and prospectus delivery requirements that are outside of the control of the Company. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the unaudited condensed consolidated statements of operations for the three and nine month ended March 31, 2012 included herein to reflect the correct balances. The impact of correcting this error on net income as reported for the three and nine month ended March 31, 2012 was an increase of $56,502 and $288,968, respectively.

Set out below are the line items within the condensed consolidated statement of operations for the three and nine month ended March 31, 2013 have been affected by the revisions. The revisions had no impact on the Company’s cash flows from operating, investing or financing activities.

	For the three months ended March 31, 2012
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$56,502	$56,502
Total Other Incomes/(Expenses)	(2,951,572)	56,502	(2,895,070)
Income Before Taxes	1,772,184	56,502	1,828,686
Net Income	$1,218,669	$56,502	$1,275,171

Comprehensive Income	$2,662,916	$56,502	$2,719,418

Basic Earnings per Share	$0.03	$-	$0.03
Diluted Earnings per Share	$0.03	$-	$0.03

	For the nine month ended March 31, 2012
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Changes in fair value of warrant liabilities	$-	$288,968	$288,968
Total Other Incomes/(Expenses)	(7,279,390)	288,968	(6,990,422)
Income Before Taxes	8,926,130	288,968	9,215,098
Net Income	$8,772,944	$288,968	$9,061,912

Comprehensive Income	$14,079,638	$288,968	$14,368,606

Basic Earnings per Share	$0.22	$-	$0.22
Diluted Earnings per Share	$0.22	$-	$0.22

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

The following table summarizes the movement of short-term investments for the nine month ended March 31, 2013:

Amount
As of June 30, 2012	4,849,112
Interest income recognized during the period	30,944
Disposal of short-term investments	(4,891,063)
Foreign currency translation adjustment	11,007
As of March 31, 2013	$-

NOTE 5 – INVENTORIES

Inventories as of March 31, 2013 and June 30, 2012 consisted of the following:

	March 31,	June 30,
	2013	2012
Raw materials	$43,880,141	$21,486,439
Finished goods	21,184,344	29,061,437
	65,064,485	50,547,876
Less: allowance for obsolescence	(116,338)	(115,597)
Inventories, net	$64,948,147	$50,432,279

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2013 and June 30, 2012 consisted of the following:

	March 31,	June 30,
	2013	2012
Buildings and plant	$45,681,258	$43,402,250
Machinery	71,982,225	71,825,535
Office and other equipment	1,319,384	1,383,305
Vehicles	464,438	488,268
	119,447,305	117,099,358
Less: accumulated depreciation	(50,707,833)	(44,421,165)
	68,739,472	72,678,193
Construction in progress	4,308,276	4,553,080
Property, Plant and Equipment, net	$73,047,748	$77,231,273

As of March 31, 2013 and June 30, 2012, certain of the Company’s property, plant and equipment with net value of approximately $45 million, was pledged to banks to secure the loan granted to the Company (Note 9).

Depreciation expense for the three months ended March 31, 2013 and 2012 was $2,180,003 and $2,294,093, respectively. Depreciation expense for the nine month ended March 31, 2013 and 2012 was $6,506,727 and $6,437,047, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2013 and June 30, 2012 consisted of the following:

	March 31,	June 30,
	2013	2012
Cost	$7,281,651	$3,677,663
Less: Accumulated amortization	(721,248)	(594,786)
Intangible Assets, net	$6,560,403	$3,082,877

The Company’s intangible assets represented several land use rights (“LUR”), which are amortized using the straight-line method over the lease term. In July 2012, the Company acquired a new LUR related to a land which is located at Ningbo. The lease term of the newly acquired LUR is 40 years.

Amortization expense for the three months ended March 31, 2013 and 2012 was $40,883and $18,867, respectively. Amortization expense for the nine month ended March 31, 2013 and 2012 was $122,147and $55,213, respectively.

NOTE 8 – EQUITY METHOD INVESTMENTS

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

	Balance as of June 30, 2012	Equity investment	Share of income	Translation difference	Balance as of March 31, 2013
Equity interest in CRM Suzhou	-	6,165,326	225,444	51,636	6,442,406

NOTE 9 – LOANS

Loans are as follows as of the respective balance sheet dates:

	March 31,	June 30,
	2013	2012
Short-term loans	$130,835,913	$111,166,838
Long-term loans, current portion	14,066,114	27,762,975
	144,902,027	138,929,813
Long-term loans, non-current portion	2,319,979	8,490,772
Total loans	$147,222,006	$147,420,585

The short-term loans outstanding as of March 31, 2013 and June 30, 2012 bore a weighted average interest rate of 5.15% and 5.81% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of March 31, 2013 and June 30, 2012 bore a weighted average interest rate of 5.84%% and 5.13% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of one to three years.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Short-term loans as of March 31, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$34,427,248
Guaranteed by the Company's cash deposit	27,495,615
Guaranteed by the Company's property, plant and equipment	27,095,520
Guaranteed by a related party	21,198,260
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	7,969,270
Guaranteed by the Company’s trade accounts receivable	3,150,000
Total short-term loans	$130,835,913

Short-term loans as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$35,633,403
Guaranteed by a related party	23,280,490
Guaranteed by the Company's cash deposit	19,500,000
Guaranteed by the Company's property, plant and equipment	19,004,482
Unsecured	7,918,534
Jointly guaranteed by (i) a related party, and (ii) the Company's notes receivable	4,814,469
Guaranteed by the Company's trade accounts receivable	1,015,460
Total short-term loans	$111,166,838

Long-term loans, current portion as of March 31, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's cash deposit	$6,800,200
Guaranteed by the Company's property, plant and equipment	4,405,919
Unsecured	2,859,995
Total long-term loans, current portion	$14,066,114

Long-term loans, current portion as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's cash deposit	$23,626,900
Guaranteed by the Company's property, plant and equipment	4,136,075
Total long-term loans, current portion	$27,762,975

An amount of $14,066,114 and $27,762,975 has been reclassified from long-term loans, non-current to long-term loans, current as of March 31, 2013 and June 30, 2012, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of March 31, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$2,319,979

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Long-term loans, non-current portion as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$5,630,777
Unsecured	2,859,995
Total long-term loans, non-current portion	$8,490,772

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of March 31, 2013, and will continue to comply with them.

NOTE 10 – RELATED PARTY TRANSACTIONS

Sales to and Purchases from Related Parties

The Company sells its products to and buys raw materials from Shanghai Huaye Iron&Steel Group Co., Ltd (“Shanghai Huaye”), which is under the same control as the Company, and its subsidiaries as well as the Company’s Investee (Note 8). Revenues related to these transactions are shown separately in the accompanying consolidated statements of operations. For the three months ended March 31, 2013 and 2012, purchases from these related parties totaled of $75,618,422 and $14,065,131, respectively. For the nine month ended March 31, 2013 and 2012, purchases from these related parties totaled of $221,817,578 and $111,820,655, respectively.

Due from/to Related Parties

The amounts due from related parties are non-interest bearing and were incurred in the normal course of business. Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from Shanghai Huaye and its subsidiaries have been netted due to the right of offset. As of March 31, 2013 and June 30, 2012, the net amounts due from Shanghai Huaye and its subsidiaries were $148,785,602 and $121,884,833, respectively.

As of March 31, 2013 and June 30, 2012, due from CRM Suzhou were $17,664,856 and nil, respectively.

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

As of March 31, 2013 and June 30, 2012, due to CRM Suzhou were $13,486,508 and nil, respectively.

Letters of Credit Held by Related Parties

As of March 31, 2013 and June 30, 2012, the Company had letters of credit totaling $93,638,928 and $82,669,496, respectively, in the form of banker’s acceptance notes that are held by Shanghai Huaye and its subsidiaries in connection with purchases. As of March 31, 2013 and June 30, 2012, the Company had letters of credit totaling $13,486,508 and nil, respectively, in the form of banker’s acceptance notes that are held by CRM Suzhou in connection with purchases. The banker’s acceptance notes carry an interest-free rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties. These letters of credit were included in accounts payable, related parties and those held by Shanghai Huaye and its subsidiaries have been netted off with the advances to suppliers, related parties due to the right of offset.

Loans from Related Parties

As of March 31, 2013 and June 30, 2012, the Company had loans from Shanghai Huaye and its subsidiaries totaling $8,819,561 and $8,815,502, respectively; and accrued interest totaling $1,877,149 and $1,621,842, respectively. The loans from Shanghai Huaye and its subsidiaries and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying condensed consolidated balance sheet as of March 31, 2013 and June 30, 2012.

Rental Expenses Incurred in respect of Related Party Lease Arrangement

The Company entered into agreements with its related parties to lease buildings from related parties, and the Company pays the related parties rental fees at a pre-determined rate. For the three months ended March 31, 2013 and 2012, the rental fees incurred in respect of the related party lease arrangements amounted to $38,205 and $93,908, respectively. For the nine month ended March 31, 2013 and 2012, the rental fees incurred in respect of the related party lease arrangements amounted to $114,286 and $281,725, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company has total income tax of $1,670,169 and $2,674,778 for the three months and nine month ended March 31, 2013, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three and nine month ended March 31, 2013.

The Company’s effective tax rates were 30% and 31% for the three months ended March 31, 2013 and 2012, respectively and 20% and 2% for the nine month ended March 31, 2013 and 2012. The changes in effective tax rate for the nine months ended March 31, 2013 and 2012 was mainly resulted from changes in applicable income tax rate of one subsidiary from 15% to 25% when the tax holiday expired in December 2011, besides, the effective tax rates were also affected by the tax refund which was recognized when obtained.

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions (after revision as disclosed in Note 3):

	March 10, 2010	March 31, 2012	June 30, 2012	March 31, 2013
	Issuance date	Period end date	Year end date	Period end date
Warrants indexed to common stock	685,000	685,000	685,000	685,000
Trading market price	$2.99	$1.06	$0.92	$1.59
Exercise price	$3.76	$3.76	$3.76	$3.76
Estimated Term (Year)	5.00	2.94	2.67	1.94
Expected volatility	90.00%	69.80%	62.64%	73.67%
Risk-free rate	2.39%	0.51%	0.72%	0.25%
Dividend yield rates	0.00%	0.00%	0.00%	0.00%
Fair value of warrants	$1,368,428	$110,604	$47,404	$179,357

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the changes in estimated fair value for the nine month ended March 31, 2013 and 2012:

Estimated Fair Value
Balance as of June 30, 2011	$399,572
Changes in fair value	(352,168)
Balance as of June 30, 2012	$47,404

Estimated Fair Value
Balance as of June 30, 2012	$47,404
Changes in fair value	131,953
Balance as of March 31, 2013	$179,357

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

On March 7, 2013, the Company granted a director 10,000 shares of restricted common stock with a grant date fair value of $2.43 per share as part of his remuneration for the service commencing March 7, 2013 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $24,248 and $16,016, respectively. Stock-based compensation expense for the nine month ended March 31, 2013 and 2012 was $63,685 and $43,616, respectively. The remaining $58,000 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at March 31, 2013 is nil.

Options

There were 105,000 options outstanding as of March 31, 2013 and June 30, 2012, respectively, under 2009 Equity Incentive Plan. Stock-based compensation expense for the three months ended March 31, 2013 and 2012 on the stock options were $15,695 and $16,330, respectively. Stock-based compensation expense for the nine month ended March 31, 2013 and 2012 on the stock options were $47,782 and $49,986, respectively.  The remaining $4,534 stock-based compensation expenses will be recorded over a weighted average service period of 0.1 year.

The following table summarizes the options activity for the nine month ended March 31, 2013:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	105,000	2.71	2.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2013	105,000	$2.71	2.11	$-

Total intrinsic value of stock options outstanding as of March 31, 2013 and June 30, 2012 was nil.

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

	For The Three Months Ended		For The Nine month ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income attributable to the common stockholders	$3,880,020	$1,275,171	$10,487,697	$9,061,912

Basic weighted-average common shares outstanding	40,267,431	40,345,780	40,237,142	40,531,461
Dilutive effect of warrants and options
Diluted weighted-average common shares outstanding	40,267,431	40,345,780	40,237,142	40,531,461

Earnings per share:
Basic	$0.10	$0.03	$0.26	$0.22
Diluted	$0.10	$0.03	$0.26	$0.22

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during as of March 31, 2013 and June 30, 2012, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of March 31, 2013, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2013	38,252
For the year ending June 30, 2014	153,010
For the year ending June 30, 2015	12,751
Total	$204,013

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of March 31, 2013 and June 30, 2012, the Company had purchase obligations totaled $8,205,560 and $8,153,319, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2013.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of March 31, 2013 and June 30, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 39.1% and 29.7% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended March 31, 2013 and 2012, respectively; 32.3% and 25.6% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the nine month ended March 31, 2013 and 2012, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 49.7% and 17.4% of the Company’s total purchases for the three months ended March 31, 2013 and 2012, respectively; an aggregate of 48.0% and 33.7% of the Company’s total purchases for the nine month ended March 31, 2013 and 2012, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of March 31, 2013 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$19,186,646	$56,785,333	$7,299,004	$1,723,243	$-	$84,994,226
Revenue from related parties	14,605,106	39,949,727	-	-	-	54,554,833
Revenue from other operating segments	1,812,361	16,339,487	-	-	(18,151,848)	-
Total operating expenses	1,825,738	1,025,929	678,345	201,304	176,551	3,907,867
Interest income	537,007	342,590	88,024	80	5	967,706
Interest expense	501,139	1,457,147	24,300	-	596,595	2,579,181
Depreciation and amortization expense	587,388	1,302,420	241,827	133,709	(44,507)	2,220,837
Income tax expense	427,536	963,702	278,931	-	-	1,670,169
Net segment profit/(loss)	1,672,661	2,946,251	298,031	(85,156)	(951,767)	3,880,020
Capital expenditures	544	668,645	5,661	-	-	674,850
Segment assets	$239,166,787	$353,806,897	$36,787,588	$33,327,808	$(188,172,092)	$474,916,988

As of March 31, 2012 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$22,682,523	$47,121,236	$5,103,041	$2,363,043	$23,499	$77,293,342
Revenue from related parties	9,628,855	23,011,001	1,857	-	-	32,641,713
Revenue from other operating segments	2,939,039	8,520,488	-	-	(11,459,527)	-
Total operating expenses	1,715,753	470,342	678,402	207,220	75,574	3,147,291
Interest income	201,577	92,345	75,315	116	(792)	368,561
Interest expense	511,787	2,791,671	53,912	-	127,574	3,484,944
Depreciation and amortization expense	588,398	1,481,765	239,447	3,350	-	2,312,960
Income tax expense	86,546	455,156	11,810	-	3	553,515
Net segment profit/(loss)	489,380	1,716,454	(539,059)	(196,797)	(194,807)	1,275,171
Capital expenditures	(20,484)	3,521,894	30,895	-	-	3,532,305
Segment assets	$258,288,503	$369,967,663	$46,153,969	$33,949,134	$(223,612,080)	$484,747,189

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION - continued

As of March 31, 2013 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$91,621,864	$163,039,729	$20,284,200	$5,635,251	$6,754	$280,587,798
Revenue from related parties	18,113,359	115,901,451	-	-	-	134,014,810
Revenue from other operating segments	13,291,525	66,356,819	-	-	(79,648,344)	-
Total operating expenses	6,907,175	3,067,938	1,769,001	627,528	508,466	12,880,108
Interest income	1,704,546	1,076,817	208,080	298	15	2,989,756
Interest expense	1,405,858	5,635,120	98,365	-	1,314,274	8,453,617
Depreciation and amortization expense	1,726,187	3,788,208	714,506	399,973	-	6,628,874
Income tax expense/(benefit)	675,368	2,046,275	(46,865)	-	-	2,674,778
Net segment profit/(loss)	3,762,451	9,239,457	(147,291)	(334,807)	(2,032,113)	10,487,697
Capital expenditures	377,458	2,175,800	3,924,326	-	-	6,477,584
Segment assets	$239,166,787	$353,806,897	$36,787,588	$33,327,808	$(188,172,092)	$474,916,988

As of March 31, 2012 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$91,344,305	$111,492,121	$34,739,377	$5,495,116	$15,689,920	$258,760,839
Revenue from related parties	13,340,581	75,776,497	147,553	-	-	89,264,631
Revenue from other operating segments	30,584,987	70,198,868	-	-	(100,783,855)	-
Total operating expenses	8,002,675	1,691,877	2,312,363	497,400	561,363	13,065,678
Interest income	504,833	392,486	149,128	498	31	1,046,976
Interest expense	1,237,112	5,645,882	213,640	-	555,826	7,652,460
Depreciation and amortization expense	1,719,613	3,806,154	700,230	266,263	-	6,492,260
Income tax (benefit)/expense	(162,421)	87,584	116,468	-	111,555	153,186
Net segment profit/(loss)	1,217,938	8,103,617	(168,800)	(473,528)	382,685	9,061,912
Capital expenditures	42,828	12,973,010	121,687	-	-	13,137,525
Segment assets	$258,288,503	369,967,663	46,153,969	33,949,134	$(223,612,080)	$484,747,189

NOTE 18 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine month ended March 31, 2013 and 2012:

	For the Three Months Ended		For the Nine month ended
	March 31,		March 31,
Geographic Area	2013	2012	2013	2012
People's Republic of China	$129,660,049	$103,596,954	$375,926,020	$302,502,727
Other Countries	9,889,010	6,338,101	38,676,588	45,522,743
Total	$139,549,059	$109,935,055	$414,602,608	$348,025,470

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date of these financial statements were issued and has determined that there are no material recognizable subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Executive Overview of Quarterly Results

In the third quarter of fiscal 2013, our revenue increased 26.9% as compared with same period last year primarily due to increased sales of acid-pickled and cold rolled products driven by increased demands from high-end steel producers who normally use these two types of steel products as feedstock to produce other value-added steel products. The strong demands from high end steel producers, whose products are used in a number of industries such as manufacturing, infrastructure, and consumer durables, reflected their desires to restock raw materials as a result of the recovery of Chinese economy in the fourth quarter of last year.

Our net income increased 204.3% in the third quarter of fiscal 2013 as compared with the same period last year. The improvement in net income was primarily due to improved gross margin of 7.8% in the third quarter of fiscal 2013 as compared to 7.2% in the same quarter last year. The main reasons for the improved gross margin included increased production of our higher-margin products like PPGI and steel pipe products, more exports as well as the fact that the price of raw materials declined more than the decline of the average sales price, or ASP, of our HDG products.

Our diversified product mix combined with a vertically integrated business model protected the company from the major impact of the recent changing global economy and customer demands. Looking forward, with the planned addition of the 500,000 MT of cold rolled production capacity, which is expected to start trial production in the second half of this year, and our efforts to improve the supply chain with our suppliers and customers, we believe we are well positioned to benefit from China’s urbanization and industrialization process in the years to come.

The following summarizes the major financial information for the third fiscal quarter:

•	Revenue: Revenue was $139.5 million for the three months ended March 31, 2013, an increase of $29.6million, or 26.9%, from $109.9 million for the same period last year.

•	Gross profit and margin: Gross profit was $10.9 million for the three months ended March 31, 2013, as compared to $7.9 million for the same period last year. Gross margin was7.8% for the three months ended March 31, 2013, as compared to 7.2% for the same period last year.

•	Net income: Net income was $3.9 million for the three months ended March 31, 2013, an increase of $2.6 million, or 204.3%, from $1.3 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.10for the three months ended March 31, 2013, as compared to approximately $0.03 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other in Changshu, Jiangsu province, and use largely the same management resources. Ningbo Zhehua is located in Ningbo, Zhejiang province. Sutor Technology, our steel trading subsidiary, was recently established and has had limited operations so far. See Note 17, “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG, PPGI, AP, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

In the three months ended March 31, 2013 and 2012, Changshu Huaye generated revenue of $33.8 million and $32.3 million, which represented 24.2% and 29.4% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $96.7million and $70.1 million in the three months ended March 31, 2013 and 2012, which represented 69.3% and63.8% of our total revenue, respectively. In the three months ended March 31, 2013 and 2012, Ningbo Zhehua generated revenue of $7.3 million and $5.1 million, which represented 5.2% and 4.6% of our total revenue, respectively. In addition, in the three months ended March 31, 2013 and 2012, Sutor Technology generated revenue of $1.7 million and $2.4 million, which represented 1.3% and 2.2% of our total revenue, respectively.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 39.1% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2013, as compared to 29.7% last year. We intend to expand our own sales channel to gain more market share. At the same time, we also take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In the three months ended March 31, 2013, approximately $75.6 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended March 31, 2013, gross margin for domestic and international sales was 7.5% and 13.3%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 13.3%, 5.6% and 14.9%, respectively. For Sutor Technology, its gross margin was approximately 6.6% for the third quarter of fiscal 2013.

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

We implemented a vertical integration strategy where we use our own AP steel and cold-rolled steel products as raw materials for HDG steel and PPGI products. We believe our vertically integrated operations will allow us to provide customers with one-stop solution services, build customer loyalty, and maintain stable operating margins.

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

Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise. Changshu Huaye paid EIT at the 25% tax rate for the period between July and December 2010 and we have received a refund on the over-paid portion of the EIT. It paid an income tax rate of 15% for the third quarter of fiscal 2013. The Company filed documents to local tax bureau to renew the reduced tax rate in April 2013. Now it is waiting for final approval. The management believes it is highly possible to get that approval. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2009, 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology are subject to an EIT of 25% and have no preferential tax treatments.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$84,994	60.9%	$77,293	70.3%
Revenue from related parties	54,555	39.1%	32,642	29.7%
Total	139,549	100.0%	109,935	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	77,127	55.3%	71,782	65.3%
Cost of revenue from related parties	51,489	36.9%	30,282	27.5%
Total	128,616	92.2%	102,064	92.8%
Gross Profit	10,933	7.8%	7,871	7.2%
Operating Expenses
Selling expense	1,417	1.0%	875	0.8%
General and administrative expense	2,491	1.8%	2,272	2.1%
Total Operating Expenses	3,908	2.8%	3,147	2.9%
Income from Operations	7,025	5.0%	4,724	4.3%
Other Income (Expense)
Interest income	968	0.7%	369	0.3%
Other income	159	0.1%	85	0.1%
Interest expense	(2,579)	(1.8)%	(3,485)	(3.2)%
Other expense	73	0.1%	79	0.1%
Changes in fair value of warrant liabilities	(147)	(0.1)%	57	0.1%
Income from equity method investments	51	0.0%
Total Other Income (Expense)	(1,475)	(1.0)%	(2,895)	(2.6)%
Income Before Taxes	5,550	4.0%	1,829	1.7%
Income tax (expense)/benefit	(1,670)	(1.2)%	(554)	(0.5)%
Net Income	$3,880	2.8%	$1,275	1.2%

Revenue. For the three months ended March 31, 2013, revenue was $139.5 million, compared to $109.9 million for the same period last year, an increase of $29.6 million, or 26.9%. The increase was mainly attributable to higher sales volume for AP products and cold rolled products at Jiangsu Cold-Rolled. As a feedstock for processing a variety of value-added steel products, some high-end steel producers ordered more AP products and cold rolled products as a result of the recovery of Chinese economy during the quarter ended March 31 2013. The sales volume of AP products and cold rolled products increased 184% and 1,102%, respectively, in the third quarter of fiscal 2013 as compared to the same period last year. However, as AP and cold-rolled products are at the early stage of our integrated production process, they usually have a limited contribution to our gross profits.

After several quarters’ consecutive declining in the GDP growth rate, the Chinese economy started to improve in the second half of 2012. We think the recent economic conditions were good for the following reasons: (1) the growth rate of the GDP stopped declining, leading to improved consumers’ confidence; (2) the annual GDP growth rate for 2012 was 7.8%, exceeding the goal of 7.5% set by the government; (3) China’s PMI has been above 50% for seven consecutive quarters since last October; and (4) the Chinese Academy of Science forecasts that Chinese GDP will growth 8.4% in 2013. Although the latest economic indicators showed some uncertainties, the overall improving trend was evident. We believe the improved economic conditions contributed to our recently improved performance over the same period last year.

The following table sets forth revenue by geography and by business segments for the three months ended March 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$129,660	92.9%	$103,597	94.2%
Other Countries	9,889	7.1%	6,338	5.8%

Segment Data
ChangshuHuaye	$33,792	24.2%	$32,335	29.4%
Jiangsu Cold-Rolled	96,735	69.3%	70,132	63.8%
NingboZhehua	7,299	5.2%	5,105	4.6%
Sutor Technology	1,723	1.3%	2,363	2.2%

On a geographic basis, revenue generated from outside of China was $9.9 million, or 7.1% of the total revenue, for the three months ended March 31, 2013, as compared to $6.3 million, or 5.8% of the total revenue, for the same period in 2012. The increase was mainly resulted from our continuous efforts to improve our brand recognition in the overseas markets.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $33.8 million for the three months ended March 31, 2013, an increase of $1.5 million, or 4.6%, from $32.3 million for the same period last year. The increase mainly resulted from the increased sales volume of PPGI steel products. Despite the increase, the current production level of PPGI products is still near its historical average.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $96.7 million for the three months ended March 31, 2013, as compared at $70.1 million for the same period last year. As explained above, the increase in sales revenue was mainly because of the significant increases in sales volume for AP steel products and cold rolled steel products.

Revenue contributed by Ningbo Zhehua was $7.3 million for the three months ended March 31, 2013, an increase of $2.2million, or 43.1%, from $5.1 million for the same period in 2012, primarily resulting from the higher sales volume generated from outside of China. While the total quarterly sales volume was approximately 11,275 MT, approximately 6,300 MT of steel pipes were exported during the quarter ended March 31 2013, representing an increase of 186.4% as compared to the same period last year. In the second half of 2012, we developed some new international customers, leading to higher sales for the third quarter of fiscal 2013.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2013increased by $7.7million, or 10.0%, to $85.0 million, from $77.3 million in the same period in 2012.

Cost of revenue. Cost of revenue increased by$26.5 million, or 26.0%, to $128.6 million in the three months ended March 31, 2013, from $102.1 million in the same period in 2012. As a percentage of revenue, cost of revenue decreased to 92.2% in the three months ended March 31, 2013, as compared to 92.8% in the same period last year.

Gross profit and gross margin. Gross profit increased by$3.0 million to $10.9 million in the three months ended March 31, 2013, from $7.9 million in the same period in 2012. Gross profit as a percentage of revenue (gross margin) was 7.8% for the three months ended March 31, 2013, as compared to 7.2% for the same period last year. The main reasons for improved gross margin included increased production of our higher-margin products like PPGI and steel pipe products, more exports as well as the fact that the price of raw materials declined more than the decline of the ASP of our HDG products.

On a segment basis, gross margin for Changshu Huaye increased to 13.3% in the three months ended March 31, 2013, from 8.7% in the same period last year, mainly because of increased PPGI product sales and more exports. Sales volume of PPGI was up approximately 149% from 3,723 MT in the third quarter of last year to 8,093 MT in the third quarter of fiscal 2013. During the third quarter of fiscal 2013, the sales revenue from PPGI products and exports increased by approximately 88.9% and 57.1%, respectively. Both higher production and more exports contributed to improved gross margin.

Gross margin for Jiangsu Cold-Rolled decreased to 5.6% in the three months ended March 31, 2013, from 7.2% in the same period last year, mainly due to changes in the product mix. We had significantly higher revenue from lower-margin products like AP steel and cold-rolled steel products in the third quarter of fiscal 2013 than the same period last year. For the third quarter ended March 31, 2013, revenue from AP steel and cold-rolled steel products was approximately $34.6 million and $18.8 million, respectively, compared with $14.1 million and $1.9 million for the same period last year. Because high-end steel producers were experiencing a restocking period during the third fiscal quarter 2013, the demand for AP and cold rolled products was particularly strong. As a result, we produced relatively more of these products to meet the needs of our customers.

Gross margin for Ningbo Zhehua increased to 14.9% in the three months ended March 31, 2013, as compared to 2.2% in the same period in 2012. The increase in gross margin was mainly resulted from both higher production and higher sales revenue generated from international sales. During the quarter, we completed and delivered a number of contracts signed in the prior quarters.

Total operating expenses. Our total operating expenses increased by $0.8 million to $3.9 million in the three months ended March 31, 2013, from $3.1 million in the same period in 2012. As a percentage of revenue, our total operating expenses decreased to 2.8% in the three months ended March 31, 2013, from 2.9% in the same period in 2012.

Selling expenses. Our selling expenses increased by $0.5 million to $1.4 million in the three months ended March 31, 2013, from $0.9 million in the same period in 2012. As a percentage of revenue, our selling expenses increased to 1.0% for the three months ended March 31, 2013, from 0.8% for the same period last year. The increase was mainly due to increased shipping and shipping-related expenses, especially for exports. The international shipment rate increased approximately 25% in the third quarter of fiscal 2013 as compared with the same period last year while our international sales were up approximately 56%.

General and administrative expenses. General and administrative expenses was $2.5 million, or 1.8% of the total revenue, in the three months ended March 31, 2013, as compared with $2.3 million, or 2.1% of the revenue, in the same period in 2012. The increase was primarily due to increased employee compensation and benefits.

Interest expense. Our interest expense decreased by $0.9 million to $2.6 million in the three months ended March 31, 2013, from $3.5 million in the same period in 2012. As a percentage of revenue, our interest expense was 1.8% of total revenue in the three months ended March 31, 2013, compared to 3.2% in the same period in 2012. During the third quarter of fiscal 2013, we had more customers paid in cash than the same period last year, leading to lower discounted interest expenses on bank notes.

Provision for income taxes. Our income tax expense increased to $1.7 million in the three months ended March 31, 2013, from $0.6 million in the same period last year, mainly due to higher taxable income.

Net income.Net income, without including the foreign currency translation adjustment, increased by $2.6 million, or 204.3%, to $3.9 million in the three months ended March 31, 2013, from $1.3 million in the same period in 2012, as a cumulative result of the above factors.

Comparison of Nine Months Ended March 31, 2013 and March 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2013		Nine Months Ended March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$280,588	67.7%	$258,761	74.4%
Revenue from related parties	134,014	32.3%	89,264	25.6%
Total	414,602	100.0%	348,025	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	255,617	61.7%	237,734	68.3%
Cost of revenue from related parties	127,296	30.7%	81,020	23.3%
Total	382,913	92.4%	318,754	91.6%
Gross Profit	31,689	7.6%	29,271	8.4%
Operating Expenses
Selling expense	5,709	1.4%	5,289	1.5%
General and administrative expense	7,171	1.7%	7,777	2.2%
Total Operating Expenses	12,880	3.1%	13,066	3.7%
Income from Operations	18,809	4.5%	16,205	4.7%
Other Income (Expense)
Interest income	2,990	0.7%	1,047	0.3%
Other income	319	0%	105	0%
Interest expense	(8,454)	(2.0)%	(7,652)	(2.2)%
Other expense	(595)	(0.1)%	(779)	(0.2)%
Changes in fair value of warrant liabilities	(132)	0%	289	0.1%
Income from equity method investments	225	0%
Total Other Income (Expense)	(5,647)	(1.4)%	(6,990)	(2.0)%
Income Before Taxes	13,162	3.1%	9,215	2.7%
Income tax (expense)/benefit	(2,674)	(0.6)%	(153)	(0.1)%
Net Income	$10,488	2.5%	$9,062	2.6%

Revenue. For the nine months ended March 31, 2013, revenue was $414.6 million, compared to $348.0 million for the same period last year, an increase of $66.6 million, or 19.1%. The increase was mainly attributable to higher sales revenue generated from the sale of AP, cold rolled and HDG products as a result of the recent economic recovery in China. We believe the overall economic environment in China has been stable with the China Purchasing Manager’s Index (PMI) index above 50% for seven consecutive months since October 2012. In order to capitalize on the improved fundamentals of the Chinese economy, we believe some companies restocked raw materials, which led to increased demand for our products.

The following table sets forth revenue by geography and by business segments for the nine months ended March 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2013		Nine Months Ended March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$375,926	90.7%	$302,503	86.9%
Other Countries	38,676	9.3%	45,522	13.1%

Segment Data
Changshu Huaye	$109,742	26.5%	$120,375	34.6%
Jiangsu Cold-Rolled	278,941	67.3%	187,268	53.8%
Ningbo Zhehua	20,284	4.9%	34,887	10.0%
Sutor Technology	5,635	1.3%	5,495	1.6%

On a geographic basis, revenue generated from outside of China was $38.7 million, or 9.3% of the total revenue, for the nine months ended March 31, 2013, as compared to $45.5 million, or 13.1% of the total revenue, for the same period in 2012. The decrease was mainly resulted from lower ASP as a result of lower raw materials prices while the demand for our products remained stable. The ASP for all of Sutor’s products decreased by approximately 21.1% for the nine months ended on March 31, 2013 as compared with the same period last year.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $109.7 million for the nine months ended March 31, 2013, a decrease of 10.7million, or 8.9%, from $120.4 million for the same period last year. The decrease mainly resulted from a slightly decreased sales volume for PPGI products as a result of our efforts to promote newly developed sophisticated PPGI products in order to drive sales to high-end downstream markets. Further, lower ASP largely due to lower cost of materials also contributed to lower revenue.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $278.9 million for the nine months ended March 31, 2013, as compared at $187.3 million for the same period last year. The increase in revenue was primarily due to higher sales volume of AP products, cold rolled products and HDG products. During the nine months ended March 31, 2013, revenue generated from AP products, cold rolled products and HDG products increased by approximately 150%, 602% and 7.6%, respectively, mainly driven by customers in cyclical industries, who were experiencing a restocking period.

Revenue contributed by Ningbo Zhehua was $20.3 million for the nine months ended March 31, 2013, a decrease of $14.6 million, or 41.8%, from $34.9 million for the same period in 2012, primarily resulting from a decreased product shipment. Product demand was low due to the Chinese government’s efforts to control inflation and limit infrastructure investments. To cope with the changing market conditions, Ningbo Zhehua has been making efforts to increase its exposure to the overseas markets as well as its domestic municipal water supply related projects. We believe the latter may have a more stable growth pattern than other types of infrastructure investments as people are becoming more conscious of the quality of growth.

Comparing related party sales with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2013 increased by $21.8 million, or 8.4%, to $280.6 million, from $258.8 million in the same period in 2012.

Cost of revenue. Cost of revenue increased by $64.1 million, or 20.1%, to $382.9 million in the nine months ended March 31, 2013, from $318.8 million in the same period in 2012. As a percentage of revenue, cost of revenue increased to 92.4% in the nine months ended March 31, 2013, as compared to 91.6% in the same period last year. The increased amount of the cost of revenue was commensurate with the increased sales volume and revenue.

Gross profit and gross margin. Gross profit increasedby$2.4 million to $31.7 million in the nine months ended March 31, 2013, from $29.3 million in the same period in 2012. Gross profit as a percentage of revenue (gross margin) was 7.6% for the nine months ended March 31, 2013, as compared to 8.4% for the same period last year. The decrease in gross margin was primarily resulted from lower ASP as well as changes in the product mix. As compared with nine months ended March 31, 2012, the ASP decreased by approximately 21.1% in the nine months ended March 31, 2013primarily due to the decrease of the costs of raw materials. Further, the percentage of revenue from AP and cold-rolled steel products increased from approximately 10.4% to 28.5% from the first nine months of fiscal2012 to the first nine months of fiscal 2013.

On a segment basis, gross margin for Changshu Huaye increased to 12.7% in the nine months ended March 31, 2013, from 11.6% in the same period last year, mainly because we enhanced our efforts to promote more sophisticated PPGI products in order to occupy high-end steel market. In January, we completed development of advanced galvolume steel plates and its economic potential is yet to be realized. Gross margin for Jiangsu Cold-Rolled decreased to 6.0% in the nine months ended March 31, 2013, from 6.6% in the same period last year. The decrease in gross margin was resulted from the change in product mix. In the nine month ended March 31 2013, the increase in sale revenue contributed by AP products and cold rolled products significantly surpassed that generated from HDG products as the demand for less valued-added feedstock rose more than that for higher value-added products. Gross margin for Ningbo Zhehua increased to 7.7% in the nine months ended March 31, 2013, as compared to 7.2% in the same period in 2012, mainly because of increased international sales. International sales generally had higher gross margin than domestic sales.

Total operating expenses. Our total operating expenses decreased by $0.2 million to $12.9 million in the nine months ended March 31, 2013, from $13.1 million in the same period in 2012. As a percentage of revenue, our total operating expenses decreased to 3.1% in the nine months ended March 31, 2013, from 3.7% in the same period in 2012.

Selling expenses. Our selling expenses increased by $0.4 million to $5.7 million in the nine months ended March 31, 2013, from $5.3 million in the same period in 2012. As a percentage of revenue, our selling expenses decreased to 1.4% for the nine months ended March 31, 2013, from 1.5% for the same period last year. The increased selling expenses were mainly due to higher shipping and shipping-related expenses incurred in the third quarter of fiscal 2013 when international shipping rate was up approximately 25% as compared with the same period last year.

General and administrative expenses. General and administrative expenses decreased by $0.6 million to $7.2 million, or 1.7% of the total revenue, in the nine months ended March 31, 2013, from $7.8 million, or 2.2% of the revenue, in the same period in 2012. The deceased general and administrative expenses were primarily due to lower office expenses of approximately $0.5 million.

Interest expense. Our interest expense increased by $0.8 million to $8.5 million in the nine months ended March 31, 2013, from $7.7 million in the same period in 2012. As a percentage of revenue, our interest expense was 2.0% of total revenue in the nine months ended March 31, 2013, compared to 2.2% in the same period in 2012. The increase in interest expense was mainly attributable to higher discounted interest expenses on bank notes.

Provision for income taxes. Our income tax expense increased $2.5 million to $2.7 million in the nine months ended March 31, 2013, from $0.2 million in the same period last year. The increase in income tax expenses was partially due to higher taxable income. In addition, Changshu Huaye and Jiangsu Cold-Rolled received tax refunds of $0.3 million and $1.1 million in the nine months ended March 31, 2012, respectively, for purchase of certain equipment, while there were no such tax refunds during the same period of 2013.

Net income. Net income, without including the foreign currency translation adjustment, increased by $1.4 million, or 15.4%, to $10.5 million in the nine months ended March 31, 2013, from $9.1 million in the same period in 2012, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities used approximately $10.6 million of cash in the nine months ended March 31, 2013. As of March 31, 2013, our total indebtedness to non-related parties under existing short-term loans was approximately $130.8 million. Another $14.1 million was the current portion of long-term loans. We also had approximately $2.3 million under long-term loans to non-related parties. As of March 31, 2013, we had an unused line of credit with banks of approximately $20.6 million (RMB130 million) which entitled us to draw bank loans for general corporate purposes. The unused line of credit has not changed much lately.

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

As of March 31, 2013, we had cash and cash equivalents (excluding restricted cash) of $18.5 million and restricted cash of $98.2 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months Ended March 31,
	2013	2012
Net cash (used in)operating activities	$(10,632)	$(11,265)
Net cash (used in) investing activities	(8,154)	(18,288)
Net cash provided by financing activities	27,691	13,347
Effect of foreign currency translation on cash and cash equivalents	96	425
Net cash flows	9,001	(15,781)

Operating Activities

Net cash used in operating activities was $10.6 million for the nine months ended March 31, 2013, as compared to $11.3 million cash used in operating activities for the same period last year. During the nine months ended March 31, 2013, the major sources of cash flows from operations included net income and depreciation and amortization of $10.5 million and $6.6 million, respectively, reduced account receivable of $3.6 million, increased account payable of $24.4 million and increased advances from customers of $6.2 million. The major outflow of the operating cash during such period included increased advances to suppliers of $33.4 million, increased restricted cash of $14.5 million, and higher inventory of $14.1million.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities was $8.2 million for the nine months ended March 31, 2013, as compared to $18.3 million used in investing activities for the same period last year. The net cash used in investing activities for the nine months ended March 31, 2013 primarily included the purchase of equipment of $3.9 million, purchase of land use rights of $3.6 million and investment in a joint-venture in an amount of approximately $6.2 million, offset by the proceeds from sale of short-term investments of approximately $4.9 million.

Financing Activities

Net cash provided by financing activities was $27.7 million for the nine months ended March 31, 2013, as compared to $13.3 million provided by financial activities for the same period in 2012. The positive cash flow from financing activities was mainly due to cash released from restricted cash account in an amount of approximately $28.6 million.

As of March 31, 2013, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Singapore Branch	10.00	2012-07-29	2013-07-29	Jiangsu Cold-Rolled
The Agricultural Bank of China, Changshu Branch	0.23	2012-11-22	2013-04-15	None
The Agricultural Bank of China, Changshu Branch	0.43	2012-11-22	2013-04-09	None
The Agricultural Bank of China, Changshu Branch	0.70	2012-11-22	2013-04-16	None
The Agricultural Bank of China, Changshu Branch	0.91	2012-11-22	2013-05-02	None
The Agricultural Bank of China, Changshu Branch	0.20	2012-11-22	2013-04-29	None
The Agricultural Bank of China, Changshu Branch	0.40	2012-11-22	2013-04-07	None
The Agricultural Bank of China, Changshu Branch	0.28	2012-11-22	2013-04-29	None
The Agricultural Bank of China, Changshu Branch	3.19	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.19	2012-05-30	2013-05-28	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.78	2012-10-25	2013-10-24	Shanghai Huaye
Bank of Communications, Changshu Branch	3.19	2012-11-02	2013-11-01	Shanghai Huaye
China Construction Bank, Changshu Branch	6.38	2012-11-09	2013-11-08	None
The Agricultural Bank of China, Changshu Branch	3.98	2012-12-19	2013-12-13	Jiangsu Cold-Rolled, Shanghai Huaye
Bank of Communications, Changshu Branch	6.73	2011-09-27	2014-09-11	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.64	2012-04-27	2013-04-26	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.55	2012-04-27	2013-04-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.49	2012-07-20	2013-07-19	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.38	2012-08-13	2013-08-12	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.19	2012-08-08	2013-08-06	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.78	2012-08-30	2013-08-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.38	2012-09-19	2013-09-18	None
The Agricultural Bank of China, Changshu Branch	4.14	2012-10-12	2013-10-11	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.97	2012-10-23	2013-10-22	None
The Agricultural Bank of China, Changshu Branch	5.42	2012-11-07	2013-11-06	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.77	2012-12-11	2013-12-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.59	2012-12-28	2013-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.39	2013-01-05	2013-12-04	Changshu Huaye, Shanghai Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2012-12-13	2013-12-12	None
Shenzhen Development Bank	1.12	2012-09-12	2013-09-12	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	3.19	2013-03-28	2013-09-24	Shanghai Huaye
Lin, Guihua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	5.08	2013-02-21	2013-04-01	None
Macao International Bank Co., LTD	1.72	2013-02-21	2013-04-10	None
Macao International Bank Co., LTD	7.44	2013-02-20	2014-02-12	None
Macao International Bank Co., LTD	4.80	2013-03-25	2014-03-16	None
Macao International Bank Co., LTD	5.26	2013-03-11	2014-03-02	None
Total	147.2

________________________

* Calculated on the basis that $1 = RMB6.27

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in compliance with these debt covenants as of March 31, 2013.

In the coming twelve months, we will have approximately $144.9 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Zhou concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the third quarter of fiscal year 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three month period ended March 31, 2013, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the third quarter of fiscal year 2013, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Naijiang Zhou
Naijiang Zhou, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

