Form 10-K
period 2013-06-30
Sutor Technology Group LTD
filed 2013-09-20
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-33959

SUTOR TECHNOLOGY GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	87-0578370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 8, Huaye Road

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $9.9 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 41,416,429 shares of the registrant’s common stock outstanding as of September 17, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUTOR TECHNOLOGY GROUP LIMITED

Annual Report on FORM 10-K

 For the Fiscal Year Ended June 30, 2013

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua, Sutor BVI, and Sutor Technology PRC;
•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;
•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;
•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;
•	“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which Lifang Chen, our major shareholder and chief executive officer, and her husband Feng Gao, are 100% owners, and its subsidiaries;
•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a British Virgin Islands company;
•	“Sutor Technology PRC” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;
•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.
•	“China” and “PRC” are to People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China; and
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.
1

PART I

ITEM 1.	BUSINESS.

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

We sell most of our products to customers who operate primarily in the green energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia, and South America.

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

History and Corporate Structure

We were incorporated on May 1, 1997 in the State of Nevada under the name Bronze Marketing, Inc. and changed our name to Sutor Technology Group Limited effective March 6, 2007 as a result of our reverse acquisition of Sutor BVI in February 2007.Sutor BVI was incorporated in the BVI on August 15, 2006. Sutor BVI presently has two direct, wholly owned operating subsidiaries: Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye was incorporated in China as a foreign investment enterprise on January 17, 2003 with registered capital of $10 million. Jiangsu Cold-Rolled was incorporated in China on August 28, 2003 as a foreign investment enterprise with registered capital of $36 million.

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

The following chart reflects our organizational structure as of the date of this annual report:

Segment Information

Our four operating segments are categorized according to our four operating subsidiaries:

•	Changshu Huaye, which manufactures and sells HDG steel and PPGI products;
•	Jiangsu Cold-Rolled, which manufactures and sells HDG steel, AP steel and cold-rolled steel;
•	Ningbo Zhehua, which manufactures and sells welded steel pipe products; and
•	Sutor Technology PRC, which primarily sells Sutor products.

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

The following table set forth sales information about our approximate product mix in last two fiscal years.

(All amounts, other than percentages, in millions of U.S. dollars)

	Fiscal Year Ended June 30, 2013		Fiscal Year Ended June 30, 2012
Product	Revenue	% of Total Revenue	Revenue	% of Total Revenue
HDG Steel	$335.3	54.8%	$339.3	63.8%
PPGI	50.0	8.2%	46.1	8.7%
AP Steel	127.3	20.8%	64.8	12.2%
Cold-Rolled Steel	52.4	8.6%	16.0	3.0%
Welded Steel Pipe Products	27.0	4.4%	36.4	6.8%
Other	20.1	3.2%	29.0	5.5%
Total	$612.1	100.0%	$531.6	100.0%

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

Sales of HDG steel products amounted to approximately 505,415 MT in fiscal year 2013, representing approximately 54.8% of our total revenue. Currently, our HDG steel products are manufactured by Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye produces only HDG of cold-rolled steel. Jiangsu Cold-Rolled has two HDG steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. Our production capacity of HDG steel is 700,000 MT per year.

With the production lines of Jiangsu Cold-Rolled, we offer HDG of hot-rolled steel, which we believe is more cost-efficient than production of HDG of cold-rolled steel because production of HDG steel products occurs directly on hot-rolled steel and, therefore, avoids the procedure of cold rolling hot-rolled steel. HDG of hot-rolled steel is generally thicker than HDG of cold-rolled steel with a specification range of 1.5mm to 4.5mm in terms of thickness.

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

Sales of PPGI products amounted to approximately 56,428 MT in fiscal year 2013, representing approximately 8.2% of our total revenue. Through our vertical integration strategy, we currently self-supply approximately 100% of HDG of cold-rolled steel to our PPGI production.

AP Steel

Our AP steel production line is located at Jiangsu Cold-Rolled, which became operative in September 2006. Acid pickling is a process that removes scales and oxides from the steel surface by pickling, cold rolling and annealing. AP steel products are used mostly as a raw material for cold-rolled steel strip, HDG steel, as well as components of automobile and manufacturing equipment. AP steel products come in several different dimensions and using different materials and different specifications.

Most of our AP steel products are used for our own production of HDG steel and full-hard cold-rolled steel. We also sell a portion of our AP steel products to the market. In fiscal year 2013, our sales of AP steel products were approximately 223,160 MT, representing approximately 20.8% of our total revenue.

Full-Hard, Cold-rolled Steel Products

We commenced manufacturing of full-hard cold-rolled steel products in January 2007. Full-hard cold-rolled steel strips are treated in an annealing process and are used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use most of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. Our sales of full-hard cold-rolled steel products amounted to approximately 91,119 MT in fiscal year 2013, representing approximately 8.6% of our total revenue. In addition, approximately 78.4% of cold-rolled steel products were used for our own production.

Welded Steel Pipe Products

Our subsidiary Ningbo Zhehua has one advanced JCOE(which represents the first letters of the production processes) production line with characteristics of high forming accuracy and efficiency as well as balanced distribution of forming stress, for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes, and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. Ningbo Zhehua is specialized in manufacturing large-diameter, double-side, submerged-arc welded steel pipes and spiral seam steel pipes. The finished products are extensively used for oil and gas transmission, municipal water supply projects, sewage treatment projects, and piling. Sales of welded steel pipe products amounted to approximately 37,971 MT in fiscal year 2013, representing approximately 4.4% of our total sales revenue.

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

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye which supplied approximately 48.8% of our raw materials in fiscal year 2013. We believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 95%of total production costs in fiscal year 2013. We generally purchase steel coil after receiving orders from customers and are generally able to pass on increased costs to customers. We purchase steel strips primarily from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure a consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounted for approximately 4% of our total production costs of HDG steel in fiscal year 2013. We have established long-term relationships with several Chinese suppliers. We compare the prevailing domestic prices and choose the lower price and can generally pass price fluctuations onto customers. Zinc prices are closely guided by the London Metal Exchange quotation and are the most volatile among those of all of our raw materials.

Our global sourcing network is designed to ensure the highest quality-to-price ratio of the raw materials we purchase. Our internal specialists collect Chinese domestic and global market information everyday and track domestic and global market price fluctuations closely, which allows us to react rapidly to any price changes.

Because we produce a portfolio of products of various specifications, amounts and delivery horizon, we use Shanghai Huaye extensively for our raw material supplies as we often cannot buy a variety of products in small quantities from large steel companies on contract terms favorable to us. When we buy from these steel companies we are usually required to sign long term contracts and pay cash advances up to a year in advance of the receipt of goods. The up-front cash payment may include collateral money, cash deposit and prepayment. Further, if we cannot take required amount of the delivery as specified in the contracts, the cash deposit for the collateral money would be forfeited. However, when we buy raw materials from Shanghai Huaye, we pay cash advances and the amount of up-front cash requirements would be similar to the amount if conducted with similar non-related party vendors in the industry. However, with cash advances to Shanghai Huaye we will not lose the advance payments if later we do not take enough of the delivery.  In addition, as our customers are primarily small and medium size companies with small orders and various products specifications, it would not be in our best interest to sign many annual contracts with steel-making companies risking the loss of deposits on large orders.

Customers

We sell most of our steel products to customers who operate in the green energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries.

Approximately 35.4% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2013. We currently do not have a long-term written contract with Shanghai Huaye and negotiate the terms of each transaction based on then current market condition. We believe such arrangement will afford us more flexibility and allow us to obtain more favorable prices based on the changing market. We believe we have a good relationship with Shanghai Huaye and expect Shanghai Huaye to remain as our major customer in the foreseeable future.  We plan to further expand our sales channel and increase our direct sales to end customers in the future. Other than Shanghai Huaye, none of our customers accounted for more than 10% of our total revenue in fiscal year 2013.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 90.4% of our total revenue in fiscal year 2013. Within China, the biggest market for our products is eastern China, which includes Shanghai, Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Europe, the Middle East, Asia, and South America. Our foreign sales accounted for approximately 11.3% and 9.6% of our total revenue in fiscal years 2012 and 2013, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold approximately 65.8% of our products through our own sales and marketing department in fiscal year 2013. Our sales and marketing department consists of approximately 83 employees as of the date of this annual report.

Competition

Competition within the steel industry, both in China and worldwide, is intense. We compete with both large state-owned enterprises and smaller private companies. In addition, we also face competition from international steel manufacturers.

Even though the demand for fine finished steel products has increased in recent years, due to the over expansion of the total production capacity of HDG steel and PPGI products, supply for low-end HDG steel and PPGI products has outpaced demand. Due to the high requirements for production technology and equipment, we believe that demand for high-end HDG steel and PPGI market remains strong. Currently, only Sutor and a few large state-owned enterprises are capable of producing high-end HDG steel and PPGI products in China.

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

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Europe, the Middle East, Asia, and South America. Our export sales accounted for approximately 9.6% of our total sales for fiscal year 2013.

Our operating subsidiaries, Changshu Huaye Jiangsu Cold-Rolled and Sutor Technology PRC, are located in Changshu, which provides us a transportation cost advantage. Changshu is situated in the eastern coastal part of China, the largest market for coated steel products in China. In addition, our affiliate Shanghai Huaye has a logistic center in Changshu port, which provides us with convenient and low cost transportation for both raw materials and finished products. Further, our subsidiary Ningbo Zhehua is located in Ningbo which is one of the largest and most important sea port cities in China with easy access to both domestic and international markets.

Research and Development

We believe that the development of new products and production methods is important to our success. We established our high-performance steel sheet research center in 2007, which was recognized as the “Jiangsu Province Foreign Invested Research Center” by the Jiangsu Science and Technology Bureau. As of June 30, 2013, we had 51 research and development personnel and staff.

We set up Sutor Technology PRC in 2010, a wholly-owned subsidiary incorporated in China, and plan to consolidate all R&D activities into this subsidiary in the future. We plan to build a facility in Sutor Technology PRC to be used solely for research and development of new products and technologies. We expect Sutor Technology PRC will help attract talent and enhance our leading position in the fine processed steel industry in China. Sutor Technology PRC is anticipated to enjoy preferential tax treatment when in full operation.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of June 30, 2013, we held 57 patents and had 12 patent applications pending.

All of our products are sold with the trademark of “,” which is known by Chinese and international clients. In August 2005, Shanghai Huaye agreed to transfer the trademark of “” to us without consideration. Such transfer was approved by the Trademark office of the State Administration for Industry and Commerce of China in August 2006. As a result, we have all the legal rights for the trademark, the term of which expires in July 2015. We expect that this trademark will be renewed upon expiration.

All our key employees, especially engineers, have signed confidentiality and non-competition agreements with us. In addition, all our employees are obligated to protect our confidential information. Where appropriate for our business strategy, we will continue to take steps to protect our intellectual property rights.

Employees

As of June 30, 2013, we had approximately 690 full-time employees. Approximately 235 are employees of Changshu Huaye, approximately 272 are employees of Jiangsu Cold-Rolled and approximately 183 are employees of Ningbo Zhehua.

The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Manufacturing	411
General and administration	145
Marketing and sales	83
Research and development	51

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.  Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011, 2012. In 2013, Changshu Huaye applied to renew its certificate as a high-tech enterprise. We expect the application will be approved and the certificate issued soon. Upon issuance of the renewed certificate, we expect Changshu Huaye to continue to have an EIT of 15% from calendar years 2013 to 2015. Jiangsu Cold-Rolled’s tax holiday expired at the end of 2011, and therefore, it was subject to an EIT rate of 12.5% in calendar year 2011 and is subject to an EIT rate of 25% starting in calendar year 2012. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

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

Dividend Distributions

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRCGAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to any significant seasonal variations. However, extended holidays in China such as the Lunar Chinese New Year and October holidays will impact the Company’s operations due to holiday shut downs. This pattern may change, however, as a result of new market opportunities or new product introductions.

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

Our company and Shanghai Huaye, which is 100% owned by our majority shareholder, Chairperson and CEO, Lifang Chen and her husband Feng Gao, have a close business relationship. Approximately 35.4% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2013, which distribute our products. In addition, a large portion of our raw materials were supplied by Shanghai Huaye in fiscal year 2013. We believe that the larger size of Shanghai Huaye gives it greater bargaining power than us and our arrangement with Shanghai Huaye allows us to leverage its bargaining power and purchase raw materials at relatively lower purchase prices from suppliers. We do not have long-term written contracts with Shanghai Huaye.  In the past, Shanghai Huaye also has provided credit support on our behalf and guaranties for our benefit in connection with loans to us from third party lenders.

If our business relationship with Shanghai Huaye changes negatively or Shanghai Huaye’s financial condition deteriorates, this would harm our business in many ways.   We would be forced to rely on other third parties for raw materials and product distribution if Shanghai Huaye ceases to be a supplier of our raw materials and/or a distributor of our products at current levels.  We may not be able to negotiate terms with these third parties that are as favorable as our arrangements with Shanghai Huaye.  For instance, we may be requested to sign long-term agreements with other suppliers and pay a significant amount of cash deposit. If we fail to accept enough of the contracted products from these suppliers, our deposit could be forfeited. If this happens, our revenues could decrease, our production costs could increase and our profit margin could be strained.  In addition, a material adverse change in the financial condition and creditworthiness of Shanghai Huaye could impair our existing credit facilities and ability to obtain loans in the future.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and, for companies that are not small reporting companies, the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Our management had previously identified material weaknesses in our internal control over financial reporting in fiscal years 2008 and 2009. Although our management believes that our internal control over financial reporting was effective as of June 30, 2013, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls when such attestation is required, investors and others may lose confidence in the reliability of our financial statements.

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

Our major source of liquidity is borrowing through short-term bank and private loans. Our total debt under existing loans as of June 30, 2013 was approximately $147.6 million, of which approximately $146.4 million are short-term loans to non-related third parties. We expect to renew our short-term loans when they become due. Our inability to renew these loans upon maturity may cause us working capital constraints. This substantial indebtedness could also impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

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

As part of our business strategy, we intend to accelerate our investment in new technologies in an effort to strengthen and differentiate our product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, we have 57 patents and 12 patent applications pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lifang Chen, our Chief Executive Officer, and Naijiang Zhou, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

Ms. Lifang Chen, our chairman and beneficial owner of approximately 73.3% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

We may be exposed to liabilities under the Foreign Corrupt Practices Act or Chinese anti-bribery law, and any determination that we violated the Foreign Corrupt Practices Act or Chinese anti-bribery law could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. The PRC also strictly prohibits bribery of any government officials. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-bribery law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Under the PRCEIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

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

The enforcement of the Labor Contract Law and other labor-related regulations in China may adversely affect our business and our results of operations.

The Labor Contract Law, which came into effect January 1, 2008, established more restrictions and increased costs for employers to dismiss employees under certain circumstances, including specific provisions relating to fixed-term employment contracts, non-fixed-term employment contracts, task-based employment, part-time employment, probation, consultation with the labor union and employee representative's council, employment without a contract, dismissal of employees, compensation upon termination and for overtime work, and collective bargaining. Under the Labor Contract Law, unless otherwise provided by law, an employer is obligated to sign a labor contract with a non-fixed term with an employee, if the employer continues to hire the employee after the expiration of two consecutive fixed-term labor contracts, or if the employee has worked for the employer for 10 consecutive years. Severance pay is required if a labor contract expires and is not renewed because of the employer's refusal to renew or seeking to renew with less favorable terms. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for an employer are entitled to a paid vacation for five to 15 days, depending on the employee's number of years of employment. Employees who waive such vacation at the request of employers are entitled to compensation that equals to three times their regular daily salary for each waived vacation day. As a result of these new labor protection measures, our labor costs are expected to increase, which may adversely affect our business and our results of operations. It is also possible that the PRC government may enact additional labor-related legislations in the future, which would further increase our labor costs and affect our operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Ms. Lifang Chen, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 73.3% of our outstanding voting securities. As a result, she possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On June 25, 2012, we received a deficiency letter from NASDAQ, indicating that for the last 30 consecutive business days our common stock, had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until December 24, 2012, to regain compliance with this requirement. On November 9, 2012, we received notification from NASDAQ that the Company had regained compliance with the minimum bid price requirement. As of September 17, 2013, the closing price of our common stock was $2.02 per share. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Capital Market in the future. If our common stock loses its status on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

There is no private land ownership in China. Individuals and companies are permitted to acquire land use right for special purposes. Changshu Huaye and Jiangsu Cold-rolled currently have land use rights to six parcels of land located in DongbangTown, Changshu, China with approximately 360,000 square meters in aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. The land use rights for these properties will expire in 2054. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have fully paid the land use fees. Some of our real property is subject to lien to secure certain bank loans.

Ningbo Zhehua leased a factory building located in the Ningbo Camel Machinery & Electronics Industrial Park, Ningbo, China. The lease will expire on August 5, 2014 and we expect to renew the lease annually after it expires.

We have three principal manufacturing facilities: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye and Jiangsu Cold-Rolled are located in Dongbang Industrial park, Changshu, China and Ningbo Zhehua is located in Ningbo, China. Changshu Huaye was established in January 2003 and started operation in June 2004, with an annual production capacity of 300,000 MT of HDG of cold-rolled steel and 200,000 MT of PPGI. In fiscal year 2013, the capacity utilization rates for the HDG production line and PPGI production line were approximately 78.4% and 29.0%, respectively. Jiangsu Cold-Rolled was established in August 2003 and its AP steel production line started operation in September 2006 with an annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has an annual production capacity of 250,000 MT. In fiscal year 2013, the capacity utilization rates for the AP steel production line and cold-rolled steel production line were approximately 149.7% and 168.5%, respectively. Jiangsu Cold-Rolled constructed two new HDG steel production lines with annual manufacturing capacity of 400,000 MT which became operational at the end of September 2008. As of June 30, 2013, their capacity utilization rate was approximately 79.8%. The new HDG steel production lines are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG steel production lines. Ningbo Zhehua was established in 2004. It has one JCOE production line for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. In fiscal year 2013, the average utilization rate of our weld steel pipe production lines were approximately 9.8%.

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

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2013
1st Quarter	$0.98	$0.72
2nd Quarter	1.13	0.80
3rd Quarter	2.43	0.95
4th Quarter	2.05	1.40

Year Ended June 30, 2012
1st Quarter	$1.52	$0.86
2nd Quarter	1.37	0.85
3rd Quarter	1.30	1.02
4th Quarter	1.14	0.85

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 17, 2013, there were approximately 21 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended June 30, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

On August 29, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over 12 months pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market, negotiated private or block transactions. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The Repurchase Program expired on August 31, 2012.

During the three-month period ended June 30, 2013, we did not repurchase any shares of our common stock. No repurchase plans expired or were terminated during the three-month period ended June 30, 2013, nor do any plans exist under which we do not intend to make further purchases.

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

We have four reportable business segments including our three principal manufacturing facilities, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua and one newly established facility with limited operations, Sutor Technology PRC. Changshu Huaye manufactures HDG steel and PPGI products. In fiscal years 2013 and 2012, Changshu Huaye generated revenue of approximately $175.8million and $170.5 million, which represented approximately 28.7% and 32.1% of our total revenue, respectively. Jiangsu Cold-Rolled manufactures AP steel, cold-rolled steel and HDG steel products. Jiangsu Cold-Rolled generated revenue of approximately $391.8 million and $311.3 million in fiscal years 2013 and 2012, which represented approximately 64.0% and 58.6% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products. In fiscal years 2013 and 2012, Ningbo Zhehua generated revenue of approximately $34.2 million and $42.4 million, which represented approximately 5.6% and 7.9% of our total revenue, respectively. In fiscal years 2013 and 2012, Sutor Technology PRC generated revenue of approximately $10.3 million and $7.4 million, which represented approximately 1.7% and 1.4% of our total revenue, respectively. A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 35.4% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2013, as compared to approximately 31.3% last year. We expanded our own sales channel this year in effort to gain more market share. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In fiscal year 2013, approximately $261.8 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In fiscal year 2013, gross margin for domestic and international sales were approximately 7.1% and 11.2%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 12.0%, 5.5% and 7.5%, respectively. Sutor Technology PRC has a gross margin of 3.8% in fiscal year 2013.

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011 and 2012.Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011, 2012. In 2013, Changshu Huaye applied to renew its certificate as a high-tech enterprise. We expect the application will be approved and the certificate issued soon. We expect it to continue to have an EIT of 15% from calendar years 2013 to 2015. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments. See Item 1, “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology PRC. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Sutor Technology PRC is intended to cover R&D operations of the Company and so far had limited trading operations. See Note 13, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Recent Development

On July 5, 2013, we entered into a securities purchase agreement with certain investors, pursuant to which, we issued and sold an aggregate of 1,041,665 shares of common stock to the investors, for an aggregate purchase price of $1.5 million. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, Regulation D and Regulation S promulgated thereunder.

Results of Operations

Comparison of Fiscal Years Ended June 20, 2013 and June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	June 30, 2013			June 30, 2012
	Amount		Percentage of Revenue	Amount		Percentage of Revenue
Revenue:	$			$
Revenue from unrelated parties		395,434	64.6%		365,059	68.7%
Revenue from related parties		216,642	35.4%		166,564	31.3%
Total		612,076	100.0%		531,623	100.0%
Cost of Revenue:
Cost of revenue from unrelated parties		(367,211)	(60.0)%		(336,196)	(63.3)%
Cost of revenue from related parties		(199,929)	(32.7)%		(153,704)	(28.9)%
Total		(567,140)	(92.7)%		(489,900)	(92.2)%
Gross Profit		44,936	7.3%		41,723	7.8%
Operating Expenses:
Selling expense		(8,267)	(1.3)%		(7,236)	(1.4)%
General and administrative expense		(10,516)	(1.7)%		(10,781)	(2.0)%
Total Operating Expenses		(18,783)	(3.0)%		(18,017)	(3.4)%
Income from Operations		26,153	4.3%		23,706	4.5%
Other Income (Expense):
Interest income		3,414	0.6%		2,832	0.5%
Other income		458	0.1%		409	0.0%
Interest expense		(10,210)	(1.7)%		(13,318)	(2.5)%
Other expense		(460)	(0.1)%		(918)	(0.0)%
Changes in fair value of warrant liabilities		(97)	(0.0)%		352	0.0%
Income from equity method investments		371	0.0%		-	-
Total Other Income (Expense)		(6,524)	(1.1)%		(10,643)	(2.0)%
Income Before Taxes		19,629	3.2%		13,063	2.5%
Provision for income taxes		(2,723)	(0.4)%		(998)	(0.2)%
Net Income		$16,906	2.8%		$12,065	2.3%

Revenue. For the fiscal year ended June 30, 2013, revenue was $612.1 million compared to $531.6 million last year, an increase of approximately 15.1%. The increase was mainly attributable to increased total sales volume of approximately 37.3% in fiscal year 2013 as compared to last fiscal year, of which sales volume for AP products and cold- rolled products at Jiangsu Cold Rolled significantly increased by 123.5% and 280.3%, respectively. The effect of increased sales volume on revenue was partly offset by the decline in average selling price (ASP) of approximately 15.9% as compared with last year. The lower ASP was primarily due to lower costs of raw materials.

To protect the environment, the Chinese government halted issuing permits for building new AP production lines in 2011, which we believe limits the market supply of AP products. As a result, our sales of AP products, an indispensable feedstock for processing a variety of value-added steel products, rose by approximately 98.0% as compared to last year. Additionally, the sales volume generated from cold-rolled products for the fiscal year ended June 30, 2013 was approximately 222.6% higher than last year, mainly resulted from our developing a new SOE customer whose purchase volume accounted for approximately 30% of the total cold-rolled products sales as well as the recovery in the household appliance industry. Moreover, to cope with the periodic economic volatility in the fiscal year ended June 30, 2013, we adjusted our sales strategies, including increasing experienced sales force to gain access to more end customers in diverse downstream industries, adopting aggressive pricing policies to gain price sensitive customers, and shortening the delivery time to capture more time sensitive customers.

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	June 30, 2013		June 30, 2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Geographic Data:
China	$553,207	90.4%	$471,557	88.7%
Other Countries	58,869	9.6%	60,067	11.3%

Segment Data:
Changshu Huaye	$175,823	28.7%	$170,549	32.1%
Jiangsu Cold-Rolled	391,752	64.0%	311,307	58.6%
Ningbo Zhehua	34,183	5.6%	42,407	7.9%
Sutor Technology PRC	10,318	1.7%	7,361	1.4%

On a geographic basis, revenue generated from outside of China was $58.9 million, or 9.6% of total revenue, for fiscal year 2013, as compared to $60.1 million, or 11.3% of the total revenue, for fiscal year 2012. From fiscal year 2012 to 2013, we increased our total export shipment tonnage, but the effect on revenue was offset by lower ASP. There are a number of factors contributed to our increased sales volume. During fiscal 2013, our products are sold to more customers in more countries than in the last fiscal year. We believe our focus on developing high-end products helped us maintain export momentum.

On a segment basis, after eliminating intercompany sales, revenue contributed by Changshu Huaye was $175.8 million for fiscal year 2013, reflecting an increase of $5.3 million, or 3.1%, from $170.5 million in fiscal year 2012. The increase was mainly attributable to increased sales volume as a result of our aggressive sales strategies mentioned above. Besides, due to strong demands for HDG products of certain specifications that the HDG production line at Changshu Huaye was more efficient to produce, we transferred some production of HDG products to Changshu Huaye from Jiangsu Cold-Rolled. As a result, revenue contributed by Changshu Huaye’s HDG production line increased by 11.0% year over year.

After eliminating inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $391.8 million for fiscal year 2013, an increase of $80.5 million from $311.3 million last fiscal year, mainly as a result of the higher sales generated from AP products and cold rolled products, which increased by 98.0% and 222.6%, respectively, as compared to last year.

Revenues contributed by Ningbo Zhehua were $34.2 million for fiscal year 2013, a decrease of approximately $8.2 million from $42.4 million in fiscal year 2012, primarily resulting from the lower shipment and ASP. Our pipe products are mainly used for construction and infrastructure investment purposes. We think the on-going structural change in the Chinese economy, i.e. from investment and export driven to domestic consumption driven, and from pursuing growth at all cost to seeking sustainable growth, temporarily depressed the demand for our pipe products. We are actively seeking new markets for our products and have been targeting such applications as urban water transportation and recycling to expand our sales.

Revenues contributed by Sutor Technology PRC were $10.3 million for fiscal year 2013, an increase of approximately $2.9 million from $7.4 million in fiscal year 2012.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2013 increased $30.3 million, or 8.3%, to $395.4 million from $365.1 million in fiscal year 2012.

Cost of revenue.  Cost of revenue increased $77.2 million, or 15.8%, to $567.1 million in fiscal year 2013 from $489.9 million in fiscal year 2012. As a percentage of revenue, cost of revenue increased to 92.7% in fiscal year 2013 from 92.2% last year.  The increase in cost of revenue was mainly due to the increase in sales revenue.

Gross profit and gross margin. Gross profit increased $3.2 million to $44.9 million in fiscal year 2013 from $41.7 million in fiscal year 2012. Gross profit as a percentage of revenue (gross margin) was 7.3% in fiscal year 2013, as compared to 7.8% in fiscal year 2012. The decreased gross margin mainly resulted from changes in the product mix where lower margin products like AP steel and cold rolled steel products made a larger percentage of the total revenue in fiscal 2013 than last year. In addition, the lower ASP also contributed to the lower gross margin.

On a segment basis, gross margin for Changshu Huaye increased to 12.0% in fiscal year 2013 from 10.4% last year, mainly due to higher capacity utilization of both HDG and PPGI production lines. Gross margin for Jiangsu Cold-Rolled decreased to 5.5% in fiscal year 2013 from 6.5% last year, mainly due to lower sales of its main HDG products as some of the production was transferred to Changshu Huaye. Gross margin for Ningbo Zhehua decreased to 7.5% in fiscal year 2013, as compared to 7.8% in fiscal year 2012, mainly because of lower steel pipe sales for the reasons discussed above. Gross margin for Sutor Technology PRC was 3.8% in fiscal year 2013, as compared to 3.8% in fiscal year 2012.

Total operating expenses. Our total operating expenses increased approximately $0.8 million to $18.8 million in fiscal year 2013 from $18.0 million in fiscal year 2012. As a percentage of revenue, our total operating expenses decreased to 3.0% in fiscal year 2013 from 3.4% in fiscal year 2012.

Selling expenses. Our selling expenses increased approximately $1.1 million to $8.3 million in fiscal year 2013, from $7.2 million in fiscal year 2012. As a percentage of revenue, our selling expense was 1.3% in fiscal year 2013 as compared to 1.4% in fiscal 2012. The dollar amount increase was primarily due to the increased domestic shipping and shipping-related expenses as a result of higher sales in fiscal 2013 than last year.

General and administrative expenses.  General and administrative expenses decreased $0.3 million, or 2.8%, to $10.5 million, or 1.7% of revenue, in fiscal year 2013, from $10.8 million, or 2.0% of revenue, in fiscal year 2012. The lower general and administrative expenses were primarily due to lower office, insurance and professional consulting expenses in fiscal 2013 than last year.

Interest expense. Our interest expense decreased $3.1 million to $10.2 million in fiscal year 2013, from $13.3 million in fiscal year 2012. As a percentage of revenue, our interest expenses decreased to 1.7% in fiscal year 2013, from 2.5% in fiscal year 2012.  The decrease in interest expense was mainly attributable to the decrease in discounted interest expenses on bank notes. To control interest expenses, we stopped using bank notes at the beginning of calendar year 2013.

Provision for income taxes. We incurred income tax expense of $2.7 million in fiscal year 2013 as compared to $1.0 million in fiscal year 2012. In addition to lower taxable income, we received tax rebates and waiver of tax obligations for using certain domestic equipment, leading to a lower effective income tax rate in fiscal 2012 than fiscal 2013.

Net income. Net income, without including the foreign currency translation adjustment, increased $4.8 million, or approximately 39.7%, to $16.9 million in fiscal year 2013, from $12.1 million in fiscal year 2012, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this annual report were borrowings through short-term bank and private loans and long-term notes payable.  Our operating activities used approximately $20.5million of cash in fiscal year 2013. As of June 30, 2013, our total indebtedness to non-related parties under existing short-term loans was approximately $146.4 million. We also had approximately $1.2 million under long-term notes payable to non-related parties. We had no notes payable to related parties, however, approximately $20.2 million of our short-term notes payable were guaranteed by Shanghai Huaye and its affiliates. As of June 30, 2013, the Company also had an unused line of credit with banks of approximately $16.2 million (RMB100 million) which entitled us to draw bank loans for general corporate purposes.

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

As of June 30, 2013, we had cash and cash equivalents (excluding restricted cash) of $3.6 million and restricted cash of $108.8 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

(all amounts in thousands of U.S. dollars)

(Unaudited)	Fiscal Years Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	(20,469)	13,169
Net cash (used in) provided by investing activities	(9,318)	(30,528)
Net cash provided by (used in) financing activities	23,756	5,205
Effect of foreign currency translation on cash and cash equivalents	102	360
Net cash flows	(5,929)	(11,794)

Operating Activities

Net cash used in operating activities was $20.5 million for fiscal year 2013 compared to $13.2 million net cash provided by operating activities for the last fiscal year. The major source of cash inflows from operations included net income and depreciation and amortization of $16.9 million and $8.9 million respectively, increased account payable of $45.0 million and higher advances from customers of $3.1 million. The outflows of the operating cash during the fiscal year ended June 30, 2013 were mainly attributable to increased restricted cash of $20.7 million and increased advances to suppliers of $71.7 million.

According to our arrangements with Shanghai Huaye, our cash advances will not be forfeited if we fail to take all of the deliveries. In addition, we do not have long-term contracts with Shanghai Huaye. We place orders from them based on our current needs and market prices. If we purchase products from other steel companies, we may not be able to negotiate terms with these companies that are as favorable as our arrangements with Shanghai Huaye. We expect that we will be required to enter into long-term supply agreements with them including paying cash deposit in an amount similar to our prepayment to Shanghai Huaye. Further, some of the deposit will be forfeited if we do not take required amount of the products as specified in the contracts. Because our customers are primarily small and medium size companies and their orders are relatively small with various product specifications, we believe it will be in our best interest not to enter into any large long-term arrangements with the suppliers.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during fiscal year 2013 was $9.3million as compared to $30.5 million net cash used in investing activities for fiscal year 2012. In fiscal year 2013, our net cash used in investing activities includes the purchase of equipment of $5.3 million for an on-going construction project which is expected to be completed by the end of calendar 2103, purchase of land use rights of $3.6 million and investment in a joint-venture in an amount of approximately $6.2 million, offset by proceeds from sales of short-term investments of approximately $4.9 million.

Financing Activities

Net cash provided by financing activities for fiscal year 2013 totaled $23.8 million, as compared to $5.2 million net cash provided by financing activities for fiscal year 2012. The increase in net cash provided by financing activities was mainly due to the cash released from restricted cash account in the amount of approximately $25.8 million. Some of the changes in restrict cash are considered as operating activities while others are financing activities.

As of June 30, 2013, the amount, maturity date and term of each of our loans were as follows.

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Singapore Branch	10.00	2012-07-29	2013-07-29	Jiangsu Cold-Rolled
Bank of Communications, Changshu Branch	3.24	2012-11-02	2013-11-01	Shanghai Huaye
China Construction Bank, Changshu Branch	6.47	2012-11-09	2013-11-08	None
The Agricultural Bank of China, Changshu Branch	4.04	2012-12-19	2013-12-13	Jiangsu Cold-Rolled, ShanghaiHuaye
The Agricultural Bank of China, Changshu Branch	6.47	2013-04-27	2013-10-26	Jiangsu Cold-Rolled, ShanghaiHuaye
Industrial and Commercial Bank of China, Changshu Branch	3.24	2013-06-07	2014-06-03	None
Industrial and Commercial Bank of China, Changshu Branch	1.29	2013-06-20	2014-06-16	None
Industrial and Commercial Bank of China, Changshu Branch	3.56	2013-06-25	2014-06-24	Shanghai Huaye
Bank of Communications, Changshu Branch	5.74	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.44	2012-07-20	2013-07-19	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.47	2012-08-13	2013-08-12	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.24	2012-08-08	2013-08-06	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.85	2012-08-30	2013-08-29	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.47	2012-09-19	2013-09-18	None
The Agricultural Bank of China, Changshu Branch	4.21	2012-10-12	2013-10-11	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.09	2012-10-23	2013-10-22	None
The Agricultural Bank of China, Changshu Branch	5.50	2012-11-07	2013-11-06	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.90	2012-12-11	2013-12-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.62	2012-12-28	2013-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.43	2013-01-05	2013-12-04	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.65	2013-04-15	2014-04-11	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.59	2013-04-15	2014-04-11	Changshu Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2012-12-13	2013-12-12	None
Shenzhen Development Bank	1.13	2012-09-12	2013-09-12	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Ningbo Branch	3.24	2013-03-28	2013-09-24	Shanghai Huaye
Lin, Guihua	2.86	2008-11-20	2013-12-31	None
Macao International Bank Co., LTD	7.44	2013-02-20	2014-02-12	Shanghai Huaye
Macao International Bank Co., LTD	5.26	2013-03-11	2014-03-02	Shanghai Huaye
Macao International Bank Co., LTD	4.80	2013-03-25	2014-03-16	Shanghai Huaye
Macao International Bank Co., LTD	5.11	2013-04-03	2014-03-24	Shanghai Huaye
Macao International Bank Co., LTD	1.73	2013-04-11	2014-04-03	Shanghai Huaye
Total	$147.6

* Calculated on the basis that $1 = RMB6.1807

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain inventory levels, among other things. We were incompliance with these debt covenants as of June 30, 2013.

In the coming 12 months, we have approximately $146.4million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

We consider the policies discussed below to be critical to an understanding of our consolidated financial statements as their application places significant demands on the judgment of our management. We believe the following critical accounting policies are the most significant to the presentation of our financial statements and some of which may require the most difficult, subjective and complex judgments and should be read in conjunction with our consolidated financial statements, the risks and uncertainties described under “Risk Factors” and other disclosures included in this annual report.

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.

We sell some products to related parties, who in turn sell the products to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the products. Handling fees were approximately $109,167 and $83,739 for the year ended June 30, 2013 and 2012 respectively and have been recorded in selling expenses in the statement of operations.

Allowance for Doubtful Accounts- We provide a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, we make specific bad debt provisions based on (i) specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectability.

Impairment of Long-lived Assets - We evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, we evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for each of the year ended June 30, 2013 and 2012.

Income Taxes–We accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, we account for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. We did not have any uncertain tax positions for the year ended June 30, 2013 and 2012. If the amount of our taxable income or income tax liability is a determinant of the amount of a grant, the grant is treated as a reduction of the income tax provision in the year the grant is realized.

Stock-based Compensation – Share options granted to employees are accounted for under ASC 718, “Compensation – Stock Compensation”, which requires that share-based awards granted to employees be measured based on the grant date fair value and recognized as compensation expense over the requisite service period (which is generally the vesting period) in the consolidated statements of operations. We has elected to recognize compensation expense using the straight-line method for all share options granted with service conditions that have a graded vesting schedule.ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those share-based awards that are expected to vest. To the extent we revise this estimate in the future, the share-based payments could be materially impacted in the period of revision, as well as in following periods.

Transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on the earlier of: (1) the performance commitment date, or (2) the date the services required under the arrangement have been completed.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 will not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within this update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this update) and should disclose that fact. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a “step acquisition”). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position or operating results.

On July 18, 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Income Taxes - Topic 740). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset has expired before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2013 and 2012 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Zhou concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework set forth in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2013 was effective.

Because we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2013, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lifang Chen	42	Chairman of the Board, Chief Executive Officer and President
Naijiang Zhou	50	Director, Chief Financial Officer
Gerard Pascale	43	Director
Guoyou Shao	64	Director
Xinchuang Li	50	Director

LifangChen. Ms. Chen is the founder of the Company. She became our Chairwoman on February 1, 2007 and our CEO in May 2008. Under her leadership, the Company became a leading finished steel manufacturer in China with a vertically integrated business model offering unique one-stop customer services that are difficult to replicate. At the Company, Ms. Chen has cultivated a seasoned management team of professionals that are focused on growing the Company’s business and that are well known in the industry. Prior to founding the Company in 2002, Ms. Chen directed the civil administration bureau of Xiaoshan municipal government in China from September 1993 to May 2001 where she helped design various policies to strengthen the operations of local companies, coordinated businesses between private enterprise and local banks, and reviewed and approved IPOs for large companies. Ms. Chen is an accomplished entrepreneur in the Chinese fine finished steel industry and excels in enterprise management and industry and government relations. She obtained an MA degree in Philosophy from Zhejiang University.

Naijiang Zhou. Mr. Zhou became our director on January 28, 2013 and has been our Chief Financial Officer since December 14, 2012. Prior to that, Mr. Zhou was the Vice President of Finance of the Company since February 1, 2010. Before that, Mr. Zhou served as Executive Vice President and Chief Financial Officer at Rich Fields Investment, Ltd., a private equity investment firm since 2008. From April 2007 to July 2008, Mr. Zhou worked as international research analyst at Roth Capital Partners, a full service U.S. investment banking firm. Mr. Zhou also worked for seven years as principal financial planner and principal financial analyst at American Electric Power, where he was responsible for strategic planning, financial planning and analysis, and corporate development. Prior to that, he worked for the Wing Group as financial analyst for international project development and U.S. Global Investors as senior research analyst and co-managed mutual fund investments. His extensive experience covers financial planning, analysis and reporting for multinational corporations, buy-side and sell-side investment research, and private equity investment and management. Mr. Zhou received both a Ph.D. in interdisciplinary Energy and Mineral Resources and an MBA degree from the University of Texas at Austin, and a B.Sc. (honor) in Petroleum Engineering from China Petroleum University. In addition to having completed 25 credit hours in Accounting, he also holds the Chartered Financial Analyst (CFA) designation and is a member of the CFA Institute.

Gerard Pascale. Mr. Pascale has been a member of our Board since January 15, 2010. Mr. Pascale has extensive experience in financial accounting, financial analysis and planning, marketing research, corporate governance and securities. He is the Chief Financial Officer with Chile Mining Technologies, Inc. (OTCBB: LVEN), a mineral extraction company based in the Republic of Chile, whom he advised in preparing for their public transaction and fund raise. For the past four years he has served as President and CEO of SC Financial Group, LLC, where he specializes in advising both US and international clients on valuation, financial modeling and the responsibilities of publicly traded US companies.  Previously, he was the Director of Finance at Heritage Management Consultants, Inc. where Mr. Pascale specialized in providing finance and SEC support throughout the entire process of listing on a US exchange.  Mr. Pascale has a Bachelor of Science in Accounting from Virginia Tech and an MBA in finance from the University of Chicago.

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

Naijiang Zhou. Mr. Zhou is a financial expert with extensive experience in our industry as well as on corporate accounting, finance and capital management matters.

Gerard Pascale. Mr. Pascale brings to the Board a high level of financial literacy and sophistication, and extensive financial and capital markets experience, including M&A, debt and equity financings, restructuring and business expansion. In addition, Mr. Pascale has extensive experience dealing with corporate governance matters and filings with the SEC.

GuoyouShao.Mr. Shao has extensive securities investment, asset management and investor relations experience.

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

Board Composition and Committees

Our board of directors is comprised of Lifang Chen, Naijiang Zhou, Gerard Pascale, Guoyou Shao and Xinchuang Li.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. In fiscal year 2013, all such reports were timely filed. In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

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

Summary Compensation Table – Fiscal Years Ended June 30, 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Lifang Chen, CEO (2)	2013	150,000		20,926		170,926
	2012	120,831	-	25,530	-	146,361
Naijiang Zhou, CFO(3)	2013	110,880		55,750		166,630
	2012	101,426	-	70,327	-	171,753

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

(2) Pursuant to the Company’s 2009 Equity Incentive Plan, we granted options to purchase 40,000 shares of our common stock to Ms. Chen with an exercise price of $2.71 per share on April 27, 2010. One-third of the option vested on the first, second and third anniversary of the date of grant, respectively.

(3) Pursuant to the Company’s 2009 Equity Incentive Plan, we granted options to purchase 20,000 shares of our common stock to Mr. Zhou with an exercise price of $2.71 per share on April 27, 2010. One-third of the option vested on the first, second and third anniversary of the date of grant, respectively. In addition, Mr. Zhou received 20,000 restricted shares of common stock as part of his compensation for services from February 1, 2010 to January 31, 2011. According to the amendment to the employment agreement entered into on February 23, 2011, Mr. Zhou received 30,000 additional restricted shares of common stock as part of his annual compensation to be vested over a twelve month period. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment Mr. Zhou’s monthly base salary was increased from RMB 50,000 to RMB 58,000 (approximately $9,200) and the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012 under the 2009 Equity Incentive Plan, which shares vest on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

Employment Agreements

On February 9, 2012, our subsidiary, Sutor BVI entered into an employment agreement with Ms. Chen, our Chief Executive Officer, under which Ms. Chen will receive an annual salary of $150,000. Ms. Chen’s employment with us is at-will and can be terminated by either party at any time with or without cause.

On December 14, 2012, the Company and Sutor BVI entered into an employment agreement with Mr. Zhou, under which Mr. Zhou will receive an annual salary of RMB 696,000 (approximately $111,360). In addition, the Company granted Mr. Zhou 50,000 restricted shares of the Company’s common stock under the Company’s 2009 Equity Incentive Plan, which shares will vest on the first anniversary of the grant date. The term of the employment agreement is for one year, which will be renewed automatically when it expires unless the employment is terminated by the parties. Mr. Zhou’s employment with the Company is at-will and can be terminated by either party at any time with or without cause, and with or without notice.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at June 30, 2013 for each of our named executive officers.

	OPTION AWARDS(1)					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lifang Chen	40,000	-	-	2.71	4/27/2015	-	-	-	-
Naijiang Zhou	20,000	-	-	2.71	4/27/2015	50,000	76,000	-	-

(1)	On April 27, 2010, we issued options to our executive officers under the Sutor Technology Group Limited 2009 Equity Incentive Plan. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(2)	Pursuant to the amendment to the employment agreement dated February 23, 2011, we granted Mr. Zhou 30,000 shares to be vested over a twelve month period. On February 21, 2012, we granted additional 50,000 restricted shares to Mr. Zhou, vesting on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

(3)	Values are based on the closing stock price of $1.52 per share on June 28, 2013.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended June 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerard Pascale	55,000	7,677		-	-	62,677
Guoyou Shao	21,019	-	-	-	-	21,019
Xinchuang Li	21,019	-	-	-	-	21,019

Under the terms of the independent director contract that we entered into with each above independent directors in 2013, Mr. Pascale is entitled to $55,000 in cash and 10,000 restricted shares of the Company, vesting on the 12-month anniversary date of the grant date, Mr. Shao is entitled to RMB 132,000 (approximately $21,019) and Mr. Li is entitled to RMB132,000 (approximately $21,019), as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Pascale’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, we will reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 17, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Lifang Chen	Chairman and Chief Executive Officer	Common Stock	30,378,050	(3)(4)	73.3%
Naijiang Zhou	Chief Financial Officer	Common Stock	170,000	(5)	*
Gerard Pascale	Director	Common Stock	26,625	(7)	*
Guoyou Shao	Director	Common Stock	-		*
Xinchuang Li	Director	Common Stock	-		*
All Officers and Directors as a group (5 persons named above)			30,574,675		73.8%
5% Security Holders
Total Raise Investments Ltd.		Common Stock	30,338,050		73.3%
Lifang Chen		Common Stock	30,378,050	(3)	73.3%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	A total of 41,416,429 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 17, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 30,338,050 shares of common stock owned by Total Raise Investments Ltd., a BVI company wholly owned by Ms. Chen. Ms. Chen disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(4)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Ms. Chen an option to purchase 40,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option vested on the first, second and third anniversary of the date of grant, respectively.

(5)	On February 1, 2010, Mr. Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. On February 23, 2011, Mr. Zhou was granted 30,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. Pursuant to the Company’s 2009 Equity Incentive Plan, we also granted Mr. Zhou an option to purchase 20,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012, vesting on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

(6)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which vested monthly in equal installments over a 12-month period starting February 23, 2011. On February 21, 2012, we granted 10,000 restricted shares to Mr. Pascale, which vested on the one-year anniversary date of the grant date. On March 7, 2013, Mr. Pascale was granted 10,000 shares of restricted stock under the Company's 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2013 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	105,000	(2)	$2.71	1,725,000
Equity compensation plans not approved by security holders	-		-	-
Total	105,000		$2.71	1,725,000

(1)	On April 15, 2009, our board of directors authorized the establishment of the Sutor Technology Group Limited 2009 Equity Incentive Plan, whereby we are authorized to issue shares of our Common Stock to certain employees, directors and consultants. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 2,000,000 shares. The Plan was approved by our stockholders on June 16, 2009.

(2)	On April 27, 2010, we granted options to purchase a total of 100,000 shares of our common stock to certain officers, directors and employees with an exercise price of $2.71 per share. One third of the option will vest and become exercisable on the first, second and third anniversaries of the date of grant. On February 1, 2010, Mr. Naijiang Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. On February 23, 2011, we issued 30,000 shares of our common stock to Mr. Naijiang Zhou under the 2009 Equity Incentive Plan, to vest in equal installments over a twelve month period. On February 21, 2012, the Company granted 50,000 restricted shares to Mr. Zhou, vesting on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On February 23, 2011, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which will vest monthly in equal installments over a 12-month period starting February 23, 2011. On February 21, 2012, we granted 10,000 restricted shares to Mr. Pascale, which will vest on the one-year anniversary date of the grant date. On March 7, 2013, Mr. Pascale was granted 10,000 shares of restricted stock under the Company's 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	We sell our products to and buy raw materials from various companies which are beneficially owned or controlled by our CEO and President, Ms. Lifang Chen. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties. See Note 10 “Related Parties” to the consolidated financial statements included elsewhere in this report. The transactions relating to the sale of our products are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2013	Fiscal 2012
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Company	$88,503	$671,302
CChangshu Baojin Steel Processing Co., Ltd.	SSale of products by Company	7,156,007	10,888,276
Hangzhou Xiaoshan Southern Co., Ltd.	Sale of products by Company	-	297,253
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Company	26,592,113	4,341,513
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Company	138,518,128	138,156,998
Wuxi Haide Steel Processing Co., Ltd.	Sale of products by Company	10,202,517	7,058,099
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Company	285,757	487,476
Guangzhou Qiyuan Steel Processing Co., Ltd.	Sale of products by Company	7,591,233	4,663,808
Tianjin Huaye Steel processing Co., Ltd.	Sale of products by Company	5,836,853	-
Tanggang Huaye (Tianjin) Steel Marketing Co., Ltd.	Sale of products by Company	20,370,377	-

For the years ended June 30, 2013 and 2012, purchases from related parties beneficially owned or controlled by Ms. Chen totaled $261,808,367 and $175,009,675, respectively.

•	At June 30, 2013 and 2012, the Company had letters of credit totaling $83,081,204 and $82,669,496, respectively, in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

•	During the years ended June 30, 2013 and 2012, the Company repaid nil and nil loans from related parties. As of June 30, 2013 and 2012, the Company had loans from related parties totaling $8,182,019and $8,182,019, respectively; and accrued interest totaling $1,961,940 and $1,621,842, respectively. The loans from related parties and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying consolidated balance sheet as of June 30, 2013 and 2012.

•	Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

•	On August 6, 2004, our subsidiary Ningbo Zhehua entered into a lease agreement with Ningbo Huaye Steel Processing Co., Ltd., a subsidiary of Shanghai Huaye, pursuant to which Ningbo Zhehua leased a factory building located at the Ningbo Camel Machinery & Electronics Industrial Park. The lease agreement has a term of 10 years and expires on August 5, 2014.We expect that the lease will be renewed annually after the initial term expires.

•	On May 29, 2013, Ningbo Zhehua entered into a Disposition and Equity Transfer Agreement with Ningbo Huaye Steel Processing Co., Ltd, or Ningbo Huaye, a subsidiary of Shanghai Huaye. According to the agreement, Ningbo Zhehua sold 100% equity interest in its wholly-owned subsidiary, Ningbo Taixiang Investment Co., Ltd., or Ningbo Taixiang, to Ningbo Huaye for a cash price of $4.1 million (RMB 25,110,644.47). The valuation of Ningbo Taixiang was conducted by an independent professional appraiser engaged by Ningbo Zhehua. The transfer of ownership of Ningbo Taixiang was completed on June 25, 2013.

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

Parents of the Company

Total Raise Investments Ltd., an entity owned and controlled by Ms. Lifang Chen, our Chairman and Chief Executive Officer, currently owns approximately 73.3% of our common stock.

Director Independence

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 5605(a) (2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by its independent registered public accounting firms for professional services rendered for the fiscal years ended June 30, 2013 and 2012:

(in thousands of U.S. dollars)

	June 30, 2013	June 30, 2012
Audit fees(1)	$425.6	$411.6
Audit-related fees(2)	8.4	7.0
Tax fees	-	-
All other fees	-	-
Total	434.0	418.6

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by our principal accountant for the consolidated financial statements as of and for the year ended June 30, 2013.

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

Date: September 20, 2013

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/Lifang Chen
Lifang Chen
Chief Executive Officer

By:	/s/Naijiang Zhou
Naijiang Zhou
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lifang Chen	Chairman and Chief Executive Officer	September 20, 2013
Lifang Chen	(Principal Executive Officer)

/s/ Naijiang Zhou	Director, Chief Financial Officer	September 20, 2013
Naijiang Zhou	(Principal Financial and Accounting Officer)

/s/ Gerard Pascale	Director	September 20, 2013
Gerard Pascale

/s/ Guoyou Shao	Director	September 20, 2013
Guoyou Shao

/s/ Xinchuang Li	Director	September 20, 2013
Xinchuang Li

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2013 and 2012	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Income for the Years Ended June 30, 2013 and 2012	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012	F-6

Notes to the Consolidated Financial Statements for the Years Ended June 20, 2013 and 2012	F-7 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sutor Technology Group Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Beijing, China

September 20, 2013

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$3,601,385	$9,530,531
Restricted cash	108,825,425	111,582,149
Short-term investments	-	4,849,112
Trade accounts receivable, net of allowance for doubtful accounts of $623,742 and $1,306,099, respectively	7,331,291	7,023,880
Notes receivable	320,888	475,112
Other receivables and prepayments, net of allowance for doubtful accounts of $248,128 and $351,372, respectively	3,446,187	4,275,817
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $796,026 and $366,697, respectively	43,175,047	27,446,626
Advances to suppliers, related parties, net of allowance for doubtful accounts of nil	185,615,973	121,884,833
Inventories, net	52,377,135	50,432,279
Deferred tax assets	952,417	709,688
Total Current Assets	405,645,748	338,210,027
Non-current Assets:
Advances for purchase of long term assets	17,085,958	15,001,088
Property, plant and equipment, net	71,508,912	77,231,273
Intangible assets, net	3,074,372	3,082,877
Equity method investments	6,686,539	-
Total Non-current Assets	98,355,781	95,315,238
TOTAL ASSETS	$504,001,529	$433,525,265

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	June 30,	June 30,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$138,968,845	$111,166,838
Long-term loans, current portion	7,418,003	27,762,975
Accounts payable, unrelated parties	82,602,243	57,079,617
Accounts payable, related parties	20,162,069	-
Other payables and accrued expenses	7,291,220	8,820,064
Advances from customers	11,008,550	7,924,812
Warrant liabilities	144,535	47,404
Total Current Liabilities	267,595,465	212,801,710
Long-Term Loans	1,180,877	8,490,772
Total Liabilities	268,776,342	221,292,482

Commitments and Contingencies (Note 15)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of June 30, 2013 and June 30, 2012; issued: 40,965,602 shares and 40,805,602 shares as of June 30, 2013 and June 30, 2012, respectively	40,965	40,805
Additional paid-in capital	41,793,142	41,344,306
Statutory reserves	20,426,971	18,100,361
Retained earnings	132,311,592	117,732,738
Accumulated other comprehensive income	41,304,026	35,622,241
Less: Treasury stock, at cost, 590,838 and 544,477 shares as of June 30, 2013 and June 30, 2012, respectively	(651,509)	(607,668)
Total Stockholders' Equity	235,225,187	212,232,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$504,001,529	$433,525,265

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Year Ended
	June 30
	2013	2012

Revenue:
Revenue from unrelated parties	$395,433,973	$365,059,554
Revenue from related parties	216,641,488	166,564,169
	612,075,461	531,623,723

Cost of Revenue
Cost of revenue from unrelated parties	(367,211,097)	(336,196,285)
Cost of revenue from related parties	(199,928,842)	(153,704,170)
	(567,139,939)	(489,900,455)

Gross Profit	44,935,522	41,723,268

Operating Expenses:

Selling expenses	(8,266,533)	(7,236,095)
General and administrative expenses	(10,516,116)	(10,781,178)
Total Operating Expenses	(18,782,649)	(18,017,273)
Income from Operations	26,152,873	23,705,995

Other Incomes/(Expenses):
Interest income	3,414,416	2,831,798
Interest expense	(10,209,681)	(13,317,274)
Changes in fair value of warrant liabilities	(97,131)	352,168
Income from equity method investments	370,814	-
Other income	457,735	408,703
Other expense	(460,412)	(918,090)
Total Other Incomes/(Expenses)	(6,524,259)	(10,642,695)

Income Before Taxes	19,628,614	13,063,300
Income tax expense	(2,723,150)	(998,309)
Net Income	$16,905,464	$12,064,991

Other Comprehensive Income:
Foreign currency translation adjustment	5,681,785	5,552,680
Comprehensive Income	22,587,249	17,617,671

Basic Earnings per Share	$0.42	$0.30
Diluted Earnings per Share	$0.42	$0.30

Basic Weighted Shares Outstanding	40,251,218	40,533,158
Diluted Weighted Shares Outstanding	40,251,218	40,533,158

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Treasury
	Number	Amount	Capital	Reserves	Earnings	Income	Stock	Total

Balance as of June 30, 2011	40,745,602	$40,745	$41,216,546	$15,662,039	$108,106,069	$30,069,561	$-	$195,094,960
Stock-based compensation	60,000	60	127,760	-		-	-	127,820
Provision of statutory reserves	-	-	-	2,438,322	(2,438,322)	-	-	-
Net income for the year	-	-	-	-	12,064,991	-	-	12,064,991
Foreign currency translation adjustment	-	-	-	-	-	5,552,680	-	5,552,680
Repurchase of common stock	-	-	-	-	-	-	(607,668)	(607,668)
Balance as of June 30, 2012	40,805,602	$40,805	$41,344,306	$18,100,361	$117,732,738	$35,622,241	$(607,668)	$212,232,783
Deemed contribution from stockholders in connection with the disposal of Ningbo Taixiang Investment Co., Ltd.	-	-	119,420	-	-	-	-	119,420
Stock-based compensation	160,000	160	329,416	-		-	-	329,576
Provision of statutory reserves	-	-	-	2,326,610	(2,326,610)	-	-	-
Net income for the year	-	-	-	-	16,905,464	-	-	16,905,464
Foreign currency translation adjustment	-	-	-	-	-	5,681,785	-	5,681,785
Repurchase of common stock	-	-	-	-	-	-	(43,841)	(43,841)
Balance as of June 30, 2013	40,965,602	$40,965	$41,793,142	$20,426,971	$132,311,592	$41,304,026	$(651,509)	$235,225,187

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	June 30
	2013	2012
Cash Flows from Operating Activities:
Net income	$16,905,464	$12,064,991
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	8,868,707	8,623,056
Reversal for doubtful accounts	(392,969)	(30,366)
Write downs of inventories	141,173	25,015
Stock-based compensation	193,518	127,820
Foreign currency exchange gain	(454,657)	(402,700)
Loss on disposal of property, plant and equipment	16,240	36,422
Interest income from short-term investments carried at amortized cost	(31,059)	(97,412)
Income from equity method investments	(370,814)	-
Deferred income taxes	(223,911)	(335,604)
Changes in fair value of warrant liabilities	97,131	(352,168)
Changes in current assets and liabilities:
Restricted cash	(20,674,295)	(16,778,737)
Trade accounts receivable	544,243	(3,392,490)
Notes receivable	161,978	(301,319)
Other receivables and prepayments	1,150,326	(2,022,785)
Advances to suppliers, unrelated parties	(15,318,614)	15,660,580
Advances to suppliers, related parties	(56,319,904)	(2,051,343)
Inventories	(982,823)	(3,149,913)
Accounts payable, unrelated parties	25,161,900	6,196,904
Accounts payable, related parties	19,853,697	-
Other payables and accrued expenses	(1,668,531)	3,999,210
Other payables, related parties	-	(604,544)
Advances from customers	2,874,317	(4,045,719)
Net Cash (Used In)/Provided by Operating Activities	(20,468,883)	13,168,898

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,310,774)	(25,868,522)
Proceeds from disposal of property, plant and equipment	889,743	63,526
Purchase of intangible assets	(3,565,706)	-
Payment for equity method investments	(6,213,456)	-
Payments for short-term investments	-	(4,722,996)
Disposal of subsidiary, net of cash disposed of $27,401 and nil, respectively	(27,401)	-
Proceeds from sale of short-term investments	4,909,220	-
Net Cash Used In Investing Activities	(9,318,374)	(30,527,992)

Cash Flows from Financing Activities:
Proceeds from loans	117,603,938	155,351,324
Payments of loans	(119,567,659)	(128,992,840)
Changes in restricted cash	25,763,889	(20,545,678)
Payments on repurchase of common stock	(43,841)	(607,668)
Net Cash Provided By Financing Activities	23,756,327	5,205,138

Effect of Exchange Rate Changes on Cash	101,784	359,556

Net Change in Cash and Cash Equivalents	(5,929,146)	(11,794,400)
Cash and Cash Equivalents at Beginning of Year	9,530,531	21,324,931
Cash and Cash Equivalents at End of Year	$3,601,385	$9,530,531

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties	$10,791,134	$10,437,344
Supplemental Cash Flow Information:
Cash paid during the year for interest expense	$(8,670,207)	$(12,809,907)
Cash paid during the year for income tax	$(2,595,402)	$(1,015,879)

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

As of June 30, 2013, Sutor’s subsidiaries and affiliate included the following entities:

Name of subsidiary or affiliate	Date of incorporation/ acquisition	Place of incorporation	Percentage of shareholding	Principal activities

Sutor Steel Technology Co., Ltd. (“Sutor BVI”)	August 15, 2006	British Virgin Islands	100%	Investment holding

Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”)	January 17, 2003	PRC	100%	Manufactures of hot-dip galvanized steel (“HDG”) and pre-painted galvanized steel (“PPGI”)

Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”)	August 28, 2003	PRC	100%	Manufacture of cold-rolled steel, acid pickled steel and hot-dip galvanized steel

Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”)	April 5, 2004	PRC	100%	Manufactures heavy steel pipe

Sutor Technology Co., Ltd. (“Sutor Technology”)	February 24, 2010	PRC	100%	Trading of steel products

China Railway Materials Suzhou Company Limited. (“CRM Suzhou”)	August 10, 2012	PRC	39%	Metal materials trading

In October 2012, Ningbo Zhehua established a wholly owned subsidiary, Ningbo Taixiang Investment Co., Ltd (“Ningbo Taixiang”). The principle activity of Ningbo Taixiang is investment. Ningbo Taixiang has not incurred any operations since its establishment. In June 2013, the Company disposed 100% equity interest in Ningbo Taixiang to its related party (Note 10). The disposal of Ningbo Taixiang was accounted for as a transaction between entities under common control. Therefore the transaction was recorded at carryover basis and any difference between the carrying value and the amount received are recorded in stockholder’s equity.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and transactions of Sutor and its subsidiaries for all years presented. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The reporting currency of the Company is the United States Dollars (“US$”). Sutor and Sutor BVI maintain their books and records in US$, their functional currency. The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currency as being the primary currency of the economic environment in which these entities operate. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as other comprehensive income.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2013	June 30, 2012
Closing RMB : US$ exchange rate at the year end	6.1807	6.3143
Average RMB : US$ exchange rate for the year	6.2767	6.3519

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Accounting Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are provision for doubtful accounts on trade accounts receivable, notes receivable, other receivables and prepayments, advances to suppliers, reserves for inventories, estimated useful lives of property, plant and equipment, valuation allowance for deferred tax assets and valuation of warrant liabilities.

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

Short-term investments - Investments with stated maturities of greater than 90 days but less than 365 days are mainly time deposits that are classified as short-term investments. Short-term investments are classified as held-to-maturity and recorded at amortized cost when the Company has both the positive intent and ability to hold investments to maturity. As of June 30, 2012, all the short-term investments of the Company were classified as held-to-maturity. There was no short-term investment as of June 30, 2013.

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

Intangible Assets – Intangible assets are land use rights. Acquisition costs of land use rights are capitalized and amortized using the straight-line method over the land lease term of 50 years.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for each of the year ended June 30, 2013 and 2012.

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of June 30, 2013.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of June 30, 2013 and 2012, carrying values of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of June 30, 2013 and 2012 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Assets measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Short-term investments
- Fixed rate time deposits	$4,849,112	$4,849,112	$-	$-

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$144,535	$-	$-	$144,535

	Balance as of June 30, 2012
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$47,404	$-	$-	$47,404

For a summary of changes in short-term investments for the year ended June 30, 2013 and 2012, please see Note 4.

For a summary of changes in warrant liabilities for the year ended June 30, 2013 and 2012, please see Note 12.

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

The Company sells some products to related parties, who in turn sell the product to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the product. Handling fees were $109,167 and $83,739 for the year ended June 30, 2013 and 2012 respectively and have been recorded in selling expenses in the statement of operations.

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

Stock-based Compensation – Share options granted to employees are accounted for under ASC 718, “Compensation – Stock Compensation”, which requires that share-based awards granted to employees be measured based on the grant date fair value and recognized as compensation expense over the requisite service period (which is generally the vesting period) in the consolidated statements of operations. The Company has elected to recognize compensation expense using the straight-line method for all share options granted with service conditions that have a graded vesting schedule.

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

Transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on the earlier of: (1) the performance commitment date, or (2) the date the services required under the arrangement have been completed.

Income Taxes – The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the year ended June 30, 2013 and 2012.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

Share Repurchase Program – Pursuant to a Board of Directors’ resolution on August 29, 2011, the Company’s management is authorized to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company accounted for those shares repurchase as Treasury Stock at cost in accordance to ASC Subtopic 505-30 (“ASC 505-30”), Treasury Stock and is shown separately in the stockholders’ equity as the Company has not yet decided on the ultimate disposition of those repurchased stocks. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of June 30, 2013 and 2012, the Company had repurchased 590,838 and 544,477 shares of its common stock at a total cost of $651,509 and $607,668, respectively.

Treasury stock reissuance – Shares of common stock repurchased by the Company that are not retired are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the Company's consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the years ended June 30, 2013 and June 30, 2012, the Company did not reissue shares from treasury stock.

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

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 will not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within this update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this update) and should disclose that fact. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a “step acquisition”). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position or operating results.

On July 18, 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Income Taxes - Topic 740). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset has expired before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2013, the Company identified an error related to the classification between revenue from unrelated parties and revenue from related parties. Previously, the Company reported the revenue from the sales to a related party under revenue from nonrelated parties. In addition, the Company failed to disclose the purchases from this related party as related party transaction. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the consolidated statements of operations for the year ended June 30, 2012 included herein to reflect the correct numbers. The impact of correcting this error on net income as reported for the year ended June 30, 2012 was nil.

Set out below are the line items within the consolidated statement of operations for the year ended June 30, 2012 have been affected by the revisions. The revisions had no impact on the Company’s consolidated balance sheets and consolidated statements of cash flows.

	For the year ended June 30, 2012
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Revenue from unrelated parties	$375,947,830	$(10,888,276)	$365,059,554
Revenue from related parties	155,675,893	10,888,276	166,564,169
Cost of revenue from unrelated parties	(347,052,327)	10,856,042	(336,196,285)
Cost of revenue from related parties	(142,848,128)	(10,856,042)	(153,704,170)

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments as of June 30, 2012 consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities
- Fixed rate time deposits	$4,849,112	$-	$4,849,112

The following table summarizes the movement of short-term investments for the years ended June 30, 2013 and 2012:

	For The Year Ended
	June 30,
	2013	2012
Balance at beginning of the year	$4,849,112	$-
Payment for fixed rate time deposits	-	4,722,996
Interest income recognized during the year	31,059	97,412
Foreign currency translation difference	29,049	28,704
Disposal of short-term investments	(4,909,220)	-
Balance at end of the year	$-	$4,849,112

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2013	2012
Raw materials	$28,844,850	$21,486,439
Finished goods	23,793,747	29,061,437
	52,638,597	50,547,876
Less: allowance for obsolescence	(261,462)	(115,597)
Inventories, net	$52,377,135	$50,432,279

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2013 and 2012 consisted of the following:

	June 30,	June 30,
	2013	2012
Buildings and plant	$46,704,868	$43,402,250
Machinery	73,096,228	71,825,535
Office and other equipment	1,346,734	1,383,305
Vehicles	471,456	488,268
	121,619,286	117,099,358
Less: accumulated depreciation	(53,682,239)	(44,421,165)
	67,937,047	72,678,193
Construction in progress	3,571,865	4,553,080
Property, Plant and Equipment, net	$71,508,912	$77,231,273

As of June 30, 2013 and 2012, certain of the Company’s property, plant and equipment amounted to approximately $39 million and $45 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 9).

Depreciation expense for the years ended June 30, 2013 and 2012 was $8,705,240 and $8,549,938, respectively.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2013 and 2012 consisted of the following:

	June 30,	June 30,
	2013	2012
Cost	$3,757,157	$3,677,663
Less: Accumulated amortization	(682,785)	(594,786)
Intangible Assets, net	$3,074,372	$3,082,877

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the years ended June 30, 2013 and 2012 was $163,468 and $73,118, respectively.

As of June 30, 2013 and 2012, certain of the Company’s intangible assets amounted to approximately $2.9 million and nil, respectively, was pledged to banks to secure the loan granted to the Company (Note 9).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
For the year ending June 30, 2014	75,143
For the year ending June 30, 2015	75,143
For the year ending June 30, 2016	75,143
For the year ending June 30, 2017	75,143
For the year ending June 30, 2018	75,143
For the year ending June 30, 2019 and thereafter	2,698,657
Total	$3,074,372

NOTE 8 – EQUITY METHOD INVESTMENTS

In August 2012, the Company together with other two unrelated companies jointly established CRM Suzhou. The Company holds 39% equity interest in CRM Suzhou with the consideration of $6,165,326 in cash. The Company evaluated its interest in CRM Suzhou under relevant guidance in ASC 810 and ASC 323 pertaining to consolidation and equity method accounting, respectively. The Company determined that it does not have a controlling financial interest in the investee, but rather possesses significant influence. Accordingly, the Company has accounted for this investment under the equity method.

	Balance as of June 30, 2012	Equity investment	Share of income	Translation difference	Balance as of March 31, 2013
Equity interest in CRM Suzhou	-	6,165,326	370,814	150,399	6,686,539

NOTE 9 – LOANS

Loans are as follows as of the respective balance sheet dates:

	June 30,	June 30,
	2013	2012
Short-term loans	$138,968,845	$111,166,838
Long-term loans, current portion	7,418,003	27,762,975
	146,386,848	138,929,813
Long-term loans, non-current portion	1,180,877	8,490,772
Total loans	$147,567,725	$147,420,585

The short-term loans outstanding as of June 30, 2013 and June 30, 2012 bore a weighted average interest rate of 5.11% and 5.81% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of June 30, 2013 and June 30, 2012 bore a weighted average interest rate of 7.10%% and 5.13% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of one to three years.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Short-term loans as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$45,464,106
Guaranteed by a related party	40,351,593
Guaranteed by the Company's property, plant and equipment	28,152,151
Guaranteed by the Company's cash deposit	10,000,000
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	5,500,995
Total short-term loans	$138,968,845

Short-term loans as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$35,633,403
Guaranteed by a related party	23,280,490
Guaranteed by the Company's cash deposit	19,500,000
Guaranteed by the Company's property, plant and equipment	19,004,482
Unsecured	7,918,534
Jointly guaranteed by (i) a related party, and (ii) the Company's notes receivable	4,814,469
Guaranteed by the Company's trade accounts receivable	1,015,460
Total short-term loans	$111,166,838

Long-term loans, current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	4,558,008
Unsecured	2,859,995
Total long-term loans, current portion	$7,418,003

Long-term loans, current portion as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's cash deposit	$23,626,900
Guaranteed by the Company's property, plant and equipment	4,136,075
Total long-term loans, current portion	$27,762,975

An amount of $7,418,003 and $27,762,975 has been reclassified from long-term loans, non-current to long-term loans, current as of June 30, 2013 and June 30, 2012, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$1,180,877

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Long-term loans, non-current portion as of June 30, 2012 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$5,630,777
Unsecured	2,859,995
Total long-term loans, non-current portion	$8,490,772

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of June 30, 2013, and will continue to comply with them.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye and its subsidiaries, which were ultimately controlled by the same party as the Company; and CRM Suzhou, which is the Company’s equity investee.

Annual Related Party Activities

	For The Year Ended
	June 30,
	2013	2012
Sales to Shanghai Huaye and its subsidiaries	$216,641,488	$166,564,169
Purchases from Shanghai Huaye and its subsidiaries	261,808,367	175,009,675
Purchases from CRM Suzhou	98,372,902	-
Disposal of Ningbo Taixiang to Ningbo Huaye Steel Processing Co., Ltd.	4,062,751	-
Rental fees to Ningbo Huaye Steel Processing Co., Ltd. (1)	152,947	150,254
Interest expenses to Shanghai Huaye	340,098	371,030

(1) Ningbo Huaye Steel Processing Co., Ltd. (“Ningbo Huaye”) is a subsidiary of Shanghai Huaye. Ningbo Zhehua entered into agreements with Ningbo Huaye to lease buildings from Ningbo Huaye, and Ningbo Zhehua pays rental fees at a pre-determined rate.

Year-End Related Party Balances

	June 30,	June 30,
	2013	2012
Advances to Shanghai Huaye and its subsidiaries (1)	$183,936,990	$121,884,833
Advances to CRM Suzhou	1,678,983	-
Accounts payable to CRM Suzhou	20,162,069	-

(1) The amounts charged for products to the Company by Shanghai Huaye and its subsidiaries under the same pricing, terms and conditions as those charged to third parties. Different to nonrelated party suppliers, the Company does not have to enter into a long-term contract with related party suppliers in which case is more flexible for the Company.

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

In September 2010, Changshu Huaye was awarded the title of High-New-Tech Enterprises (“HNTE”) by Jiangsu provincial government. According to the PRC income tax laws, it is subject to enterprise income tax at a rate of 15% for calendar years 2010, 2011 and 2012. Changshu Huaye paid enterprise income tax (“EIT”) at the 25% tax rate for the period between January and June 2010 and the Company received a refund on the over-paid portion of the EIT in July 2011.

Income tax payable as of June 30, 2013 and 2012 were $3,391,728 and $2,998,368, respectively, which were presented as a component of other payables and accrued expenses in the accompanying consolidated balance sheets.

The reconciliation of tax computed by applying the statutory income tax rate applicable to PRC operations to income tax expense is as following:

	For The Year Ended
	June 30,
	2013	2012
Income before tax	$19,628,615	$13,063,300
Income tax calculated at PRC statutory rate of 25%	4,907,154	3,265,825
Benefit of favorable rates	(860,134)	(904,633)
Tax refund due to HNTE Certificate	-	(337,031)
Tax refund due to purchase of Domestic Equipments	(865,846)	(1,137,457)
Effect of differences in foreign tax rate	(2,459,965)	(49,650)
Changes in valuation allowance	1,820,858	521,173
Others	181,083	(359,918)
Total Income tax expense	$2,723,150	$998,309

Deferred tax assets as of June 30, 2013 and 2012 comprised of the following:

	June 30,	June 30,
	2013	2012
Net tax loss carry forward	$2,836,510	$811,951
Stock-based compensation	162,324	96,528
Allowance for doubtful trade accounts receivable	137,611	309,792
Allowance for doubtful other receivables	54,555	82,895
Allowance for doubtful advances to suppliers	186,186	74,965
Allowance for inventory obsolescence	65,365	28,899
Less: Valuation allowance	(2,490,134)	(695,342)
Total Deferred tax assets	$952,417	$709,688

As of June 30, 2013, the Company has a tax loss for PRC enterprise income tax purposes of $3,464,561 which are available to offset future taxable income, if any, through 2018; the Company has a tax loss for United States federal income tax purposes of $5,795,203 which are available to carry back two years or offset future taxable income, if any, through 2033.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES - continued

The income tax expense for the years ended June 30, 2013 and 2012 comprised of the following:

	For The Year Ended
	June 30,
	2013	2012
Current	$2,947,061	$1,333,913
Deferred	(223,911)	(335,604)
Total Income tax expense	$2,723,150	$998,309

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

The fair values of the warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	June 30, 2013	June 30, 2012
	Year end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$1.52	$0.92
Exercise price	$3.76	$3.76
Estimated Term (Year)	1.67	2.67
Expected volatility	75.40%	62.64%
Risk-free rate	0.36%	0.72%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$144,535	$47,404

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the movement of warrant liabilities for the years ended June 30, 2013 and 2012:

	For The Year Ended
	June 30,
	2013	2012
Balance at beginning of the year	$47,404	$399,572
Changes in fair value	97,131	(352,168)
Balance at end of the year	$144,535	$47,404

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

Non-Vested Stock Grants to employees and directors

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

On December 14, 2012, the Company granted an executive 50,000 shares of restricted common stock with a grant date fair value of $1.00 per share as part of his remuneration for his service commencing December 14, 2012 for a one year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

On March 7, 2013, the Company granted a director 10,000 shares of restricted common stock with a grant date fair value of $2.43 per share as part of his remuneration for the service commencing March 7, 2013 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the years ended June 30, 2013 and 2012 was $82,260 and $61,965, respectively. The remaining $39,425 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at June 30, 2013 is $91,200.

Non-Vested Stock Grants to non-employees

On April 29, 2013 (“Agreement Date”), the Company entered into a consultancy agreement with a Company’s external consultant. In accordance with the agreement, the consultant will provide financing consultancy service to the Company and the Company will grant 200,000 restricted common stocks as consideration, out of which, 100,000 restricted common stock will vest 30 days after the Agreement Date (e.g. May 20, 2013) and the other 100,000 restricted common stock will vest 180 days after the Agreement Date (e.g. October 26, 2013). The service period is one year from April 29, 2013 to April 29, 2014.

The Company accounted for equity instruments granted to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”. Restricted stocks granted to non-employees are measured at the fair value of the equity instrument as of the earlier of (a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment) or (b) the date at which the counterparty's performance is complete. Because the restricted stocks will vest 30 and 180 days after the Agreement Date for first and second half of the grant of 200,000 restricted stocks, respectively, a measurement date has been or will be reached on May 20, 2013 and October 26, 2013 for first 100,000 and second 100,000 grant of restricted stocks, respectively. Since the service will be performed during the year started from April 29, 2013, the Company recognized a prepayment at the date of grant based on fair value of the measurement date.

Stock-based compensation expense for the years ended June 30, 2013 and 2012 was $58,942 and nil, respectively. The remaining $288,058 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at June 30, 2013 is $152,000.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK-BASED COMPENSATION - continued

Options to employees

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

Stock-based compensation expense for the years ended June 30, 2013 and 2012 on the stock options were $52,316 and $65,855, respectively.  The remaining unrecognized stock-based compensation is nil.

The following table summarizes the options activity for the years ended June 30, 2013 and 2012:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2011	105,000	$2.71	3.87	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2012	105,000	2.71	2.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2013	105,000	$2.71	1.86	$-

Total intrinsic value of stock options outstanding as of June 30, 2013 and 2012 was nil.

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

	For The Year Ended
	June 30,
	2013	2012

Net income attributable to the common stockholders	$16,905,464	$12,064,991

Basic weighted-average common shares outstanding	40,251,218	40,533,158
Dilutive effect of warrants and options	-	-
Diluted weighted-average common shares outstanding	40,251,218	40,533,158

Earnings per share:
Basic	$0.42	$0.30
Diluted	$0.42	$0.30

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the year ended June 30, 2013, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the year.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of June 30, 2013, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
For the year ending June 30, 2014	155,322
For the year ending June 30, 2015	12,944
Total	$168,266

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of June 30, 2013 and 2012, the Company had purchase obligations totaled $5,627,858 and $8,153,319, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2013.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of June 30, 2013 and 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 35.4% and 31.3% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the years ended June 30, 2013 and 2012, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 48.8% and 37.8% of the Company’s total purchases for the years ended June 30, 2013 and 2012, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of June 30, 2013 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$153,545,396	$204,229,745	$27,474,831	$10,177,247	$6,754	$395,433,973
Revenue from related parties	22,270,356	187,521,768	6,708,359	141,005	-	216,641,488
Revenue from other operating segments	19,437,557	93,904,065	-	-	(113,341,622)	-
Total operating expenses	9,617,720	4,443,065	3,089,320	839,290	793,254	18,782,649
Interest income	1,938,031	1,249,928	225,924	481	52	3,414,416
Interest expense	1,853,979	6,671,915	151,582	-	1,532,205	10,209,681
Depreciation and amortization expense	2,320,712	5,053,639	959,080	535,276	-	8,868,707
Income tax expense	1,386,618	2,819,641	(161,302)	-	(1,321,807)	2,723,150
Net segment profit/(loss)	7,214,717	11,633,050	(490,628)	(405,853)	(1,045,822)	16,905,464
Capital expenditures	534,039	3,148,883	4,276,561	-		7,959,483
Segment assets	251,793,786	$343,704,650	$48,037,358	$33,699,875	$(173,234,140)	$504,001,529

As of June 30, 2012 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$127,165,249	$173,594,137	$41,249,710	$7,360,539	$15,689,919	$365,059,554
Revenue from related parties	27,694,660	137,712,815	1,156,694	-	-	166,564,169
Revenue from other operating segments	44,951,540	92,509,764	-	-	(137,461,304)	-
Total operating expenses	10,414,725	2,668,532	3,467,917	726,112	739,987	18,017,273
Interest income	1,507,134	1,174,303	149,698	622	41	2,831,798
Interest expense	2,682,449	8,762,409	360,824	-	1,511,592	13,317,274
Depreciation and amortization expense	2,322,866	4,843,075	928,189	528,926	-	8,623,056
Income tax expense	(128,032)	1,167,647	(152,861)	-	111,555	998,309
Net segment profit/(loss)	1,605,687	12,191,611	(401,965)	(694,061)	(636,281)	12,064,991
Capital expenditures	2,002,863	17,279,316	123,283	355,261	-	19,760,723
Segment assets	227,683,067	326,710,440	29,900,694	33,556,064	(184,325,000)	433,525,265

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2013 and 2012:

	For the Year Ended June 30,
Geographic Area	2013	2012
PRC	$553,207,007	$471,556,992
Other Countries	58,868,454	60,066,731
Total	$612,075,461	$531,623,723

NOTE 19 – SUBSEQUENT EVENTS

On July 5, 2013, the Company entered into a purchase agreement with several investors to sell an aggregate of 1,041,665 shares of unregistered common stock at $1.44 per share, in a private placement for gross proceeds of approximately $1.5 million, before deducting offering expenses. The purposes of this transaction were to diversify and improve the shareholder structure of the Company.

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Condensed Balance Sheets

	June 30,	June 30,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$44,880	$58,096
Other receivables	136,083	101,973
Total Current Assets	180,963	160,069

Investments in Subsidiaries	261,384,561	238,493,233
TOTAL ASSETS	$261,565,524	$238,653,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$24,333,990	$-
Long-term loans, current portion	-	23,626,900
Other payables and accrued expenses	8,736	1,330,543
Other payables, related parties	1,853,076	1,415,672
Warrant liabilities	144,535	47,404
Total Current Liabilities	26,340,337	26,420,519

Stockholders' Equity
Common stock	40,965	40,805
Additional paid-in capital	83,097,168	76,966,547
Retained earnings	152,738,563	135,833,099
Less: Treasury stock, at cost	(651,509)	(607,668)
Total Stockholders' Equity	235,225,187	212,232,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,565,524	$238,653,302

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Condensed Statements of Operations

	For The Years Ended
	June 30
	2013	2012

Operating Expenses:
General and administrative expenses	$(379,725)	$(138,180)
Loss from Operations	(379,725)	(138,180)

Other Incomes/(Expenses):
Investment income	17,090,123	12,981,008
Interest income	28	42
Interest expense	(1,020,507)	(1,018,492)
Changes in fair value of warrant liabilities	(97,131)	352,168
Other expenses	(9,131)	-
Total Other Income/(Expense)	15,963,382	12,314,726

Income Before Taxes	15,583,657	12,176,546
Income tax benefit/(expense)	1,321,807	(111,555)
Net Income	$16,905,464	$12,064,991

SUTOR TECHNOLOGY GROUP LIMITED

(Unconsolidated – based on the parent company)

Condensed Statements of Cash Flows

	For The Years Ended
	June 30
	2013	2012

Net Cash Used In Operating Activities	$(379,725)	$(138,180)

Net Cash Used In Investing Activities	-	(10)

Net Cash Provided By Financing Activities	366,509	138,123

Net Change in Cash and Cash Equivalents	(13,216)	(67)
Cash and Cash Equivalents at Beginning of Year	58,096	58,163
Cash and Cash Equivalents at End of Year	$44,880	$58,096

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

Note 2 – Other payables and accrued expenses

Other payables and accrued expenses as of June 30, 2013 and 2012 comprised of the following:

	June 30,	June 30,
	2013	2012
Income tax payable	$-	$1,321,807
Accrued expenses	8,736	8,736
Total Other payables and accrued expenses	$8,736	$1,330,543

Note 3 – Loans

Short-term loans as of June 30, 2013 and 2012 comprised of the following:

		June 30,	June 30,
	Maturity Date	2013	2012
Long-term bank loan at 3.46% interest, guaranteed by a related party	2/12/2014	7,436,745	-
Long-term bank loan at 3.43% interest, guaranteed by a related party	3/2/2014	5,257,800	-
Long-term bank loan at 3.44% interest, guaranteed by a related party	3/16/2014	4,801,070	-
Long-term bank loan at 3.43% interest, guaranteed by a related party	3/24/2014	5,105,280	-
Long-term bank loan at 3.42% interest, guaranteed by a related party	4/3/2014	1,733,095	-
Total Long-term loans		$24,333,990	$-

Long-term loans, current portion as of June 30, 2013 and 2012 comprised of the following:

		June 30,	June 30,
	Maturity Date	2013	2012
Bank loan at 3.99% interest, secured by cash deposit	2/21/2013	-	17,124,500
Bank loan at 3.97% interest, secured by cash deposit	2/21/2013	-	6,502,400
Total Long-term loans, current portion		$-	$23,626,900

An amount of $23,626,900 has been reclassified from long-term loans, non-current to long-term loans, current as of June 30, 2012 to reflect amounts paid during the year ending June 30, 2013.

Note 4 – Related party transactions and balances

Annual Related Party Activities

	For The Years Ended
	June 30,
	2013	2012
Payment of other payables to Sutor Steel Technology Co., Ltd.	$97,000	$-
Receipt of advances from Sutor Steel Technology Co., Ltd.	534,404	1,738,394

Year-End Related Party Balances

	June 30,	June 30,
	2013	2012
Other payables due to Sutor Steel Technology Co., Ltd.	$1,853,076	$1,415,672

Note 5 – Income taxes

As of June 30, 2013, Sutor has a tax loss for United States federal income tax purposes of $5,795,203 which are available to carry back two years or offset future taxable income, if any, through 2033.

Note 6 – Subsequent events

On July 5, 2013, the Company entered into a purchase agreement with several investors to sell an aggregate of 1,041,665 shares of unregistered common stock at $1.44 per share, in a private placement for gross proceeds of approximately $1.5 million, before deducting offering expenses. The purposes of this transaction were to diversify and improve the shareholder structure of the Company.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Placement Agency Agreement, dated as of March 4, 2010, by and among the registrant and Roth Capital Partners, LLC. [Incorporated by reference to Exhibit 1.1 to the registrant’s current report Form 8-K filed on March 8, 2010]
3.1	Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10K-SB filed on March 30, 2007]
3.2	Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 8, 2013]
4.1	Sutor Technology Group Limited 2009 Equity Incentive Plan [Incorporated by reference to Exhibit B to the registrant’s proxy statement dated May 13, 2009 relating to the registrant’s 2009 Annual Meeting of Shareholders]
10.1	Form of Subscription Agreement, dated as of March 4, 2010, by and between the registrant and each of the purchasers identified on the signature pages thereto. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on March 8, 2010]
10.2	Employment Agreement, dated December 18, 2009, by and between the registrant and Naijiang Zhou [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 4, 2010]
10.3	Amendment to Employment Contract, dated February 23, 2011, by and between the registrant and Naijiang Zhou. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on February 24, 2011]
10.4	Independent Director’s Contract, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 20, 2010]
10.5	Amendment to Independent Director’s Contract, dated February 23, 2011, by and between the registrant and Gerard Pascale. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on February 24, 2011]
10.6	Indemnification Agreement, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on January 20, 2010]
10.7	Lease Agreement, dated August 6, 2004, by and between Ningbo Zhehua and Ningbo Huaye Steel Processing Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s annual report Form 10-K filed on September 28, 2010]
10.8	Amendment No. 2 to Independent Director’s Contract, dated February 9, 2012, by and between the Company and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 15, 2012]
10.9	Employment Agreement, dated December 14, 2012, by and among the Company, Sutor Steel Technology Co., Ltd. and Naijing Zhou. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 19, 2012]
10.10	Employment Agreement, dated February 9, 2012, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 15, 2012]
10.11	Form of Securities Purchase Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 9, 2013]
14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]
21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s annual report Form 10-K filed on September 28, 2010]
23.1*	Consent of Grant Thornton , the China member firm of Grant Thornton International
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith