Form 10-Q
period 2013-09-30
Sutor Technology Group LTD
filed 2013-11-14
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,416,429

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q
Period Ended September 30, 2013

2

PART I
FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and Condensed Consolidated Balance Sheets as of June 30, 2013	F-2 – F-3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2013 and 2012	F-4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 – F-21

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013

ASSETS
Current Assets:
Cash and cash equivalents	$6,150,604	$3,601,385
Restricted cash	107,341,140	108,825,425
Short-term investments	3,255,261	-
Trade accounts receivable, net of allowance for doubtful accounts of $717,771 and $623,742, respectively	10,002,077	7,331,291
Notes receivable	-	320,888
Other receivables and prepayments, net of allowance for doubtful accounts of $284,814 and $248,128, respectively	11,696,699	3,446,187
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $781,724 and $796,026, respectively	46,294,458	43,175,047
Advances to suppliers, related parties, net of allowance for doubtful accounts of nil, and net of right to offset (Note 11)	112,073,556	185,615,973
Inventories, net	107,432,138	52,377,135
Deferred tax assets	1,070,597	952,417
Total Current Assets	405,316,530	405,645,748
Non-current Assets:
Advances for purchase of long term assets	20,482,323	17,085,958
Property, plant and equipment, net	72,603,492	71,508,912
Intangible assets, net	3,073,888	3,074,372
Equity method investments	6,812,059	6,686,539
Total Non-current Assets	102,971,762	98,355,781
TOTAL ASSETS	$508,288,292	$504,001,529

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	September 30,	June 30,
	2013	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$128,757,929	$138,968,845
Long-term loans, current portion	7,518,718	7,418,003
Accounts payable, unrelated parties	94,557,735	82,602,243
Accounts payable, related parties	15,811,867	20,162,069
Other payables and accrued expenses	6,966,053	7,291,220
Advances from customers	10,881,613	11,008,550
Warrant liabilities	157,122	144,535
Total Current Liabilities	264,651,037	267,595,465
Long-Term Loans	-	1,180,877
Total Liabilities	264,651,037	268,776,342

Commitments and Contingencies (Note 16)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of September 30, 2013 and June 30, 2013; issued: 42,007,267 and 40,965,602 shares as of September 30, 2013 and June 30, 2013.	42,007	40,965
Additional paid-in capital	43,356,364	41,793,142
Statutory reserves	20,426,971	20,426,971
Retained earnings	137,499,839	132,311,592
Accumulated other comprehensive income	42,963,583	41,304,026
Less: Treasury stock, at cost, 590,838 shares as of September 30, 2013 and June 30, 2013	(651,509)	(651,509)
Total Stockholders' Equity	243,637,255	235,225,187
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$508,288,292	$504,001,529

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For The Three Months Ended
	September 30,
	2013	2012

Revenue:
Revenue from unrelated parties	$102,182,122	$87,228,170
Revenue from related parties	36,926,203	29,958,521
	139,108,325	117,186,691

Cost of Revenue
Cost of revenue from unrelated parties	(92,275,527)	(80,215,188)
Cost of revenue from related parties	(34,630,253)	(28,424,519)
	(126,905,780)	(108,639,707)

Gross Profit	12,202,545	8,546,984

Operating Expenses:

Selling expenses	(1,994,856)	(2,313,252)
General and administrative expenses	(2,904,270)	(2,129,824)
Total Operating Expenses	(4,899,126)	(4,443,076)
Income from Operations	7,303,419	4,103,908

Other Incomes/(Expenses):
Interest income	1,050,222	962,341
Interest expense	(1,803,295)	(3,534,192)
Changes in fair value of warrant liabilities	(12,587)	16,024
Income from equity method investments	85,172	-
Other income	44,274	25,176
Other expense	(18,023)	(104,315)
Total Other Incomes/(Expenses)	(654,237)	(2,634,966)

Income Before Taxes	6,649,182	1,468,942
Income tax benefit	(1,460,935)	366,403
Net Income	$5,188,247	$1,835,345

Other Comprehensive Income:
Foreign currency translation adjustment	1,659,557	(482,401)
Comprehensive Income	$6,847,804	$1,352,944

Basic Earnings per Share	$0.13	$0.05
Diluted Earnings per Share	$0.13	$0.05

Basic Weighted Average Shares Outstanding	41,314,527	40,235,700
Diluted Weighted Average Shares Outstanding	41,314,527	40,235,700

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$5,188,247	$1,835,345
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,244,793	2,196,506
Provision/(reversal) for doubtful accounts	106,557	(515,058)
Stock-based compensation	64,264	42,659
Foreign currency exchange gain	(91,689)	37,759
Loss on disposal of property, plant and equipment	-	84,778
Interest income from short-term investments carried at amortized cost	-	(30,819)
Income from equity method investments	(85,172)	11,442
Deferred income taxes	(112,083)	(41,675)
Changes in fair value of warrant liabilities	12,587	(16,024)
Changes in current assets and liabilities:
Restricted cash	(8,735,865)	(3,564,927)
Trade accounts receivable	(2,708,302)	2,766,568
Notes receivable	321,684	285,987
Other receivables and prepayments	(8,236,889)	1,513,858
Advances to suppliers, unrelated parties	(2,831,826)	(13,446,937)
Advances to suppliers, related parties	74,454,928	23,178,170
Inventories	(54,550,385)	(12,661,464)
Accounts payable, unrelated parties	11,806,154	(2,687,618)
Accounts payable, related parties	(4,455,376)	-
Other payables and accrued expenses	(361,778)	(2,459,681)
Advances from customers	(190,350)	10,816,517
Net Cash Provided by Operating Activities	11,839,499	7,345,386

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(6,557,827)	(799,732)
Proceeds from disposal of property, plant and equipment	-	62,444
Purchase of intangible assets	-	(3,551,219)
Payments for short-term investments	(3,243,910)	-
Proceed from sale of short-term investments	-	4,871,192
Investment in affiliated company	-	(6,165,326)
Net Cash Used In Investing Activities	(9,801,737)	(5,582,641)

Cash Flows from Financing Activities:
Proceeds from loans	32,728,061	44,933,832
Payments of loans	(44,606,562)	(49,071,900)
Proceeds from issuance of common stock	1,500,000	-
Changes in restricted cash	10,864,531	-
Payments on repurchase of common stock	-	(43,841)
Net Cash Provided By/(Used In) Financing Activities	486,030	(4,181,909)

Effect of Exchange Rate Changes on Cash	25,427	(17,446)

Net Change in Cash and Cash Equivalents	2,549,219	(2,436,610)
Cash and Cash Equivalents at Beginning of Period	3,601,385	9,530,531
Cash and Cash Equivalents at End of Period	$6,150,604	$7,093,921

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties (Note 11)	$10,997,923	$10,521,846
Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(2,030,947)	$(2,814,456)
Cash paid during the period for income tax	$(1,539,622)	$(159,865)

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

As of September 30, 2013, Sutor’s subsidiaries and affiliate included the following entities:

	Date of
	incorporation/	Place of	Percentage of
Name of subsidiary or affiliate	acquisition	incorporation	shareholding	Principal activities

Sutor Steel Technology Co., Ltd. (“Sutor BVI”)	August 15, 2006	British Virgin Islands	100%	Investment holding

Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”)	January 17, 2003	PRC	100%	Manufacture of hot-dip galvanized steel (“HDG”) and pre-painted galvanized steel (“PPGI”)

Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”)	August 28, 2003	PRC	100%	Manufacture of cold-rolled steel, acid pickled steel and hot-dip galvanized steel

Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”)	April 5, 2004	PRC	100%	Manufactures heavy steel pipe

Sutor Technology Co., Ltd. (“Sutor Technology”)	February 24, 2010	PRC	100%	Trading of steel products

China Railway Materials Suzhou Company Limited. (“CRM Suzhou”)	August 10, 2012	PRC	39%	Metal materials trading

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	September 30,	September 30,	June 30,
	2013	2012	2013
Closing RMB : US$ exchange rate at the period end	6.1439	6.3265	6.1807
Average three months RMB : US$ exchange rate	6.1654	6.3257	n/a

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of September 30, 2013.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of September 30, 2013 and June 30, 2013, cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables were carried at cost on the condensed consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of September 30, 2013 and June 30, 2013 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of September 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$157,122	$-	$-	$157,122

	Balance as of June 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$144,535	$-	$-	$144,535

For a summary of changes in short-term investments for the three months ended September 30, 2013, please see Note 4.

For a summary of changes in warrant liabilities for the three months ended September 30, 2013, please see Note 13.

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

Recent Accounting Pronouncements – In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within this update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this update) and should disclose that fact. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

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

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2013, the Company identified an error related to the classification between revenue from unrelated parties and revenue from related parties. Previously, the Company reported the revenue from the sales to a related party under revenue from nonrelated parties. In addition, the Company failed to disclose the purchases from this related party as related party transaction. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the unaudited condensed consolidated statements of operations for the three months ended September 30, 2012 included herein to reflect the correct numbers. The impact of correcting this error on net income as reported for the three months ended September 30, 2012 was nil.

The Company has improved its internal control and implemented a new control for the identification of related parties in order to prevent similar errors in future.

Set out below are the line items within the consolidated statement of operations for the three months ended September 30, 2012 that have been affected by the revisions. The revisions had no impact on the Company’s consolidated balance sheets and consolidated statements of cash flows.

	For the three months ended September 30, 2012
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Revenue from unrelated parties	$89,115,086	$(1,886,916)	$87,228,170
Revenue from related parties	28,071,605	1,886,916	29,958,521
Cost of revenue from unrelated parties	(82,027,425)	1,812,237	(80,215,188)
Cost of revenue from related parties	(26,612,282)	(1,812,237)	(28,424,519)

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments as of September 30, 2013 consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities
- Time deposits	$3,255,261	$-	$3,255,261

The following table summarizes the movement of short-term investments for the three month ended September 30, 2013:

Amount
As of June 30, 2013	-
Payment for time deposits	3,243,910
Foreign currency translation adjustment	11,351
As of September 30, 2013	$3,255,261

NOTE 5 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments as of September 30, 2013 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2013	2013
Tax recoverable	$4,190,493	$-
Prepaid expenses	86,907	136,058
Other receivables	7,704,113	3,558,257
	11,981,513	3,694,315
Less: allowance for doubtful accounts	(284,814)	(248,128)
Other receivables and prepayments, net	$11,696,699	$3,446,187

NOTE 6 – INVENTORIES

Inventories as of September 30, 2013 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2013	2013
Raw materials	$83,318,625	$28,844,850
Finished goods	24,376,541	23,793,747
	107,695,166	52,638,597
Less: allowance for obsolescence	(263,028)	(261,462)
Inventories, net	$107,432,138	$52,377,135

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2013 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2013	2013
Buildings and plant	$47,093,648	$46,704,868
Machinery	73,611,321	73,096,228
Vehicles	523,987	471,456
Office and other equipment	1,370,006	1,346,734
	122,598,962	121,619,286
Less: accumulated depreciation	(56,237,528)	(53,682,239)
	66,361,434	67,937,047
Construction in progress	6,242,058	3,571,865
Property, Plant and Equipment, net	$72,603,492	$71,508,912

As of September 30, 2013 and June 30, 2013, certain of the Company’s property, plant and equipment amounted to approximately $41 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 10).

Depreciation expense for the three months ended September 30, 2013 and 2012 was $2,225,960 and $2,155,956, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2013 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2013	2013
Cost	$3,779,661	$3,757,157
Less: Accumulated amortization	(705,773)	(682,785)
Intangible Assets, net	$3,073,888	$3,074,372

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended September 30, 2013 and 2012 was $18,833 and $40,550, respectively.

As of September 30, 2013 and June 30, 2013, certain of the Company’s intangible assets amounted to approximately $2.9 million and $2.9 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 10).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2014	$56,695
For the year ending June 30, 2015	75,593
For the year ending June 30, 2016	75,593
For the year ending June 30, 2017	75,593
For the year ending June 30, 2018	75,593
For the year ending June 30, 2019 and thereafter	2,714,821
Total	$3,073,888

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY METHOD INVESTMENTS

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

	Balance as of	Share of	Translation	Balance as of
	June 30, 2013	income	difference	September 30, 2013
Equity interest in CRM Suzhou	6,686,539	85,172	40,348	6,812,059

NOTE 10 – LOANS

Loans are as follows as of the respective balance sheet dates:

	September 30,	June 30,
	2013	2013
Short-term loans	$128,757,929	$138,968,845
Long-term loans, current portion	7,518,718	7,418,003
	136,276,647	146,386,848
Long-term loans, non-current portion	-	1,180,877
Total loans	$136,276,647	$147,567,725

The short-term loans outstanding as of September 30, 2013 and June 30, 2013 bore a weighted average interest rate of 4.95% and 5.11% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of September 30, 2013 and June 30, 2013 bore a weighted average interest rate of 7.02% and 7.10% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of one to three years.

Short-term loans as of September 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$50,082,195
Guaranteed by a related party	34,630,039
Guaranteed by the Company's property, plant and equipment	25,065,512
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Guaranteed by the Company's trade accounts receivable	7,201,500
Unsecured	2,278,683
Total short-term loans	$128,757,929

Short-term loans as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$45,464,106
Guaranteed by a related party	40,351,593
Guaranteed by the Company's property, plant and equipment	28,152,151
Guaranteed by the Company's cash deposit	10,000,000
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	5,500,995
Total short-term loans	$138,968,845

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 10 – LOANS - continued

Long-term loans, current portion as of September 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	4,658,723
Unsecured	2,859,995
Total long-term loans, current portion	$7,518,718

Long-term loans, current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	4,558,008
Unsecured	2,859,995
Total long-term loans, current portion	$7,418,003

An amount of $7,518,718 and $7,418,003 has been reclassified from long-term loans, non-current to long-term loans, current as of September 30, 2013 and June 30, 2013, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$1,180,877

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of September 30, 2013, and will continue to comply with them.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye Iron&Steel Group Co., Ltd. (“Shanghai Huaye”) and its subsidiaries, which were ultimately controlled by the same party as the Company; and CRM Suzhou, which is the Company’s equity investee.

Related Party Activities

	For The Three Months Ended
	September 30,
	2013	2012
Sales to Shanghai Huaye and its subsidiaries	$36,926,203	$29,958,521
Purchases from Shanghai Huaye and its subsidiaries	96,130,414	64,084,531
Purchases from CRM Suzhou	23,336,170	-
Rental fees to Ningbo Huaye Steel Processing Co., Ltd. (1)	38,927	37,940
Interest expenses to Shanghai Huaye	85,724	85,723

Period-End Related Party Balances

	September 30,	June 30,
	2013	2013
Advances to Shanghai Huaye and its subsidiaries (1)	$112,073,556	$183,936,990
Advances to CRM Suzhou	-	1,678,983
Accounts payable to CRM Suzhou	15,811,867	20,162,069

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

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from Shanghai Huaye and its subsidiaries have been netted due to the right of offset through agreements with these related parties. Below is a summary of the gross balances before the offset:

	September 30,	June 30,
	2013	2013
Trade accounts receivable	$13,818,400	$14,074,297
Notes receivable	65,563,414	16,796,650
Other receivables	-	4,062,751
Advances to suppliers	192,589,104	244,337,862
Accounts payable	(9,653,040)	(155,322)
Notes payable	(109,295,399)	(83,081,204)
Other payables	(1,339,052)	(1,331,079)
Advances from customers	(29,263,000)	(623,007)
Short-term borrowings	(8,182,018)	(8,182,018)
Accrued expenses	(2,164,853)	(1,961,940)
Netted balance	112,073,556	183,936,990

NOTE 12 – INCOME TAXES

The Company has total income tax expense of $1,460,935 and income tax benefit of $366,403 for the three months ended September 30, 2013 and 2012, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three months ended September 30, 2013.

The Company’s effective tax rates were 22% and -25% for the three months ended September 30, 2013 and 2012, respectively. The changes in effective tax rate for the three months ended September 30, 2013 and 2012 was mainly due to the tax refund obtained during the three months ended September 30, 2012 as a result of the purchase of domestic equipment, while there was no such tax refund occurred during the three months ended September 30, 2013.

NOTE 13 – WARRANTS

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	September 30, 2013	June 30, 2013
	Quarter end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$1.69	$1.52
Exercise price	$3.76	$3.76
Estimated Term (Year)	1.44	1.67
Expected volatility	76.41%	75.40%
Risk-free rate	0.10%	0.36%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$157,122	$144,535

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – WARRANTS - continued

The following table summarizes the changes in estimated fair value for the three months ended September 30, 2013 and the year ended June 30, 2013:

Estimated Fair Value
Balance as of June 30, 2012	$47,404
Changes in fair value	97,131
Balance as of June 30, 2013	144,535

Estimated Fair Value
Balance as of June 30, 2013	144,535
Changes in fair value	12,587
Balance as of September 30, 2013	$157,122

NOTE 14 – STOCK-BASED COMPENSATION

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

Non-Vested Stock Grants

On February 21, 2012, the Company granted an executive and a director collectively 60,000 shares of restricted common stock with a grant date fair value of $1.23 per share as part of their remuneration for their service commencing February 21, 2012 for a one year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

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

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $18,779 and $26,616, respectively. The remaining $20,646 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at September 30, 2013 is $101,400.

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCK-BASED COMPENSATION - continued

Options

There were 105,000 and 105,000 options outstanding as of September 30, 2013 and June 30, 2013, respectively, under 2009 Equity Incentive Plan. Stock-based compensation expense for the three months ended September 30, 2013 and 2012 on the stock options were nil and $16,043, respectively.  The remaining stock-based compensation expenses of the stock options was nil as of September 30, 2013.

The following table summarizes the options activity for the three months ended September 30, 2013:

		Weighted-average	Weighted average remaining	Aggregate
	Options	exercise price	contractual life (years)	Intrinsic Value
Outstanding as of June 30, 2013	105,000	2.71	1.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2013	105,000	$2.71	1.61	$-

Total intrinsic value of stock options outstanding as of September 30, 2013 and June 30, 2013 was nil.

NOTE 15 – EARNINGS PER SHARE

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

	For The Three Months Ended
	September 30,
	2013	2012

Net income attributable to the common stockholders	$5,188,247	$1,835,345

Basic weighted-average common shares outstanding	41,314,527	40,235,700
Dilutive effect of warrants and options	-	-
Diluted weighted-average common shares outstanding	41,314,527	40,235,700

Earnings per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the three months ended September 30, 2013 and 2012, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of September 30, 2013, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2014	117,189
For the year ending June 30, 2015	156,253
For the year ending June 30, 2016	156,253
For the year ending June 30, 2017	156,253
For the year ending June 30, 2018	156,253
For the year ending June 30, 2019 and thereafter	807,305
Total	$1,549,506

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of September 30, 2013 and June 30, 2013, the Company had purchase obligations totaled $2,469,620 and $5,627,858, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2013.

NOTE 17 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of September 30, 2013 and June 30, 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 26.5% and 25.6% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended September 30, 2013 and 2012, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 55.4% and 55.7% of the Company’s total purchases for the three months ended September 30, 2013 and 2012, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

  SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SEGMENT INFORMATION

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

Certain segment information is presented below:

As of September 30, 2013 and for	Changshu	Jiangsu	Ningbo	Sutor	Inter-Segment and
the three months then ended	Huaye	Cold-Rolled	Zhehua	Technology	Reconciling Items	Total

Revenue from unrelated parties	$57,354,274	$32,386,362	$7,921,469	$4,520,017	$-	$102,182,122
Revenue from related parties	6,782,759	22,146,005	7,991,881	5,558	-	36,926,203
Revenue from other operating segments	4,566,078	31,845,150	-	-	(36,411,228)	-
Total operating expenses	2,894,645	799,049	656,976	263,947	284,509	4,899,126
Interest income	509,378	444,351	96,162	165	166	1,050,222
Interest expense	454,457	1,012,243	48,581	-	288,014	1,803,295
Depreciation and amortization expense	594,498	1,265,809	248,251	136,235	-	2,244,793
Income tax expense/(benefit)	636,100	866,140	(41,305)	-	-	1,460,935
Net segment profit/(loss)	3,504,466	2,872,828	(123,915)	(119,694)	(945,438)	5,188,247
Capital expenditures	1,775,748	3,898,402	-	-		5,674,150
Segment assets	256,810,604	$427,757,176	$46,236,020	$33,691,682	$(256,207,190)	$508,288,292

As of September 30, 2012 and for	Changshu	Jiangsu	Ningbo	Sutor	Inter-Segment and
the three months then ended	Huaye	Cold-Rolled	Zhehua	Technology	Reconciling Items	Total

Revenue from unrelated parties	$33,689,973	$48,396,102	$3,386,341	$1,748,999	$6,755	$87,228,170
Revenue from related parties	1,726,910	28,231,611	-	-	-	29,958,521
Revenue from other operating segments	3,579,558	28,989,870	-	-	(32,569,428)	-
Total operating expenses	2,900,135	1,033,551	119,173	204,608	185,609	4,443,076
Interest income	691,905	151,730	118,586	110	10	962,341
Interest expense	476,428	2,444,113	34,771	-	578,880	3,534,192
Depreciation and amortization expense	567,757	1,240,175	255,791	132,783	-	2,196,506
Income tax expense/(benefit)	50,547	(220,094)	(196,856)			(366,403)
Net segment profit/(loss)	704,803	2,191,785	(59,898)	(173,756)	(827,589)	1,835,345
Capital expenditures	90,393	745,898	3,562,675			4,398,966
Segment assets	208,436,163	334,186,511	33,122,478	33,212,100	(172,850,794)	436,106,458

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
Geographic Area	2013	2012
PRC	$121,015,151	$106,691,679
Other Countries	18,093,174	10,495,012
Total	$139,108,325	$117,186,691

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•     “Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Sutor BVI, Sutor Technology PRC, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua;

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

Executive Overview of Quarterly Results

In the first quarter of fiscal 2014, our revenue increased 18.7% as compared with the same period last year primarily due to approximately 25.5% increase in sales volume, partially offset by lower average selling price (ASP) of approximately 5.4%. The sales of AP products declined whereas sales of HDG and pipe products increased more, resulting in an increase in total sales. During the quarter ended September 30, 2013, the Chinese economy continued to improve and GDP growth gained momentum, benefiting our diversified product applications. In this period, we added more than 600 new customers and our international sales were up 72.4%, resulting from our persistent marketing and branding efforts at home and abroad. Historically, revenue from AP and cold-rolled products fluctuated significantly from quarter to quarter as they can be either sold directly to end users or used as the intermediate products for the next stage processing, and their impact on the Company’s gross profits was normally very limited for their lower gross margins than our other products. Our overall capacity utilization was approximately 85.9% for the first quarter of fiscal 2014 as compared with 81.2% for the same period last year.

Our net income increased 188.9% in the first quarter of fiscal 2014 as compared with the same period last year.  The improvement in net income was primarily due to improved gross margin of 8.8% from 7.3% for the same period last year. During the quarter, we had increased sales of our higher-margin HDG products as well as increased export sales. Our international sales historically had the highest gross margin among all our products.  Sales of HDG products were up approximately40.4% and export sales of HDG and PPGI products increased 68.6% for the first quarter of fiscal 2014 as compared with the same period last year. Besides the impact of a cyclical recovery of the demand for certain infrastructure-related products, we saw demands for our products for household applications continuing to grow. Further, we believe our efforts to forge alliances with leading domestic and international companies, to explore on-line electronic commerce combined with traditional businesses, and to focus on research and development of customized products began to pay off.

The following summarizes the major financial information for the first fiscal quarter:

•     Revenue: Revenue was $139.1 million for the three months ended September 30, 2013, an increase of $21.9 million, or 18.7%, from $117.2 million for the same period last year.

•     Gross profit and margin: Gross profit was $12.2 million for the three months ended September 30, 2013, as compared to $8.5 million for the same period last year. Gross margin was 8.8% for the three months ended September 30, 2013, as compared to 7.3% for the same period last year.

•     Net income: Net income was $5.2 million for the three months ended September 30, 2013, an increase of $3.4 million, or 188.9%, from $1.8 million for the same period of last year.

•     Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.13 for the three months ended September 30, 2013, as compared to approximately $0.05 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology PRC. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Sutor Technology PRC is intended to cover R&D operations of the Company and so far had limited trading operations. See Note 18, “Segment Information” to the consolidated financial statements included elsewhere in this report.

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

In the three months ended September 30, 2013 and 2012, Changshu Huaye generated revenue of $64.1 million and $35.4 million, which represented 46.1% and 30.2% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $54.5 million and $76.6 million in the three months ended September 30, 2013 and 2012, which represented 39.2% and 65.4% of our total revenue, respectively. In the three months ended September 30, 2013 and 2012, Ningbo Zhehua generated revenue of $15.9 million and $3.4 million, which represented 11.4% and 2.9% of our total revenue, respectively. In addition, in the three months ended September 30, 2013 and 2012, Sutor Technology PRC generated revenue of $4.5million and $1.7 million, which represented 3.3% and 1.5% of our total revenue, respectively.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 26.5% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2013, as compared to 25.6% last year.  We intend to expand our own sales channel in an effort to gain more end customers and to build brand value. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network to increase market reach.

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

In the three months ended September 30, 2013, approximately $96.1 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended September 30, 2013, gross margin for domestic and international sales was 8.0% and 14.7%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 10.8%, 8.9% and 3.0%, respectively.  Sutor Technology PRC has a gross margin of approximately 3.2% for the first quarter of fiscal 2014.

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

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008.  The EIT Law gives existing foreign invested enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011 and 2012.  In 2013, Jiangsu provincial government renewed the high-tech enterprise statue of Changshu Huaye. As a result, Changshu Huaye is entitled to the preferred tax rate of 15% for the three years 2013 through 2015. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond.  Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Revenue from unrelated parties	$102,182	73.5%	$87,228	74.4%
Revenue from related parties	36,926	26.5%	29,959	25.6%
Total	139,108	100.0%	117,187	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	(92,276)	(66.3)%	(80,215)	(68.4)%
Cost of revenue from related parties	(34,630)	(24.9)%	(28,425)	(24.3)%
Total	(126,906)	(91.2)%	(108,640)	(92.7)%
Gross Profit	12,202	8.8%	8,547	7.3%
Operating Expenses
Selling expense	(1,995)	(1.4)%	(2,313)	(2.0)%
General and administrative expense	(2,904)	(2.1)%	(2,130)	(1.8)%
Total Operating Expenses	(4,899)	(3.5)%	(4,443)	(3.8)%
Income from Operations	7,303	5.3%	4,104	3.5%
Other Income (Expense)
Interest income	1,050	0.8%	962	0.8%
Other income	44	-	25	-
Interest expense	(1,803)	(1.3)%	(3,534)	(3.0)%
Other expense	(18)	-	(104)	-
Changes in fair value of warrant liabilities	(12)	-	16	-
Equity in gain of affiliated company	85	-	-	-
Total Other Income (Expense)	(654)	(0.5)%	(2,635)	(2.2)%
Income Before Taxes	6,649	4.8%	1,469	1.3%
Income tax (expense)/benefit	(1,461)	(1.1)%	366	0.3%
Net Income	$5,188	3.7%	$1,835	1.6%

Revenue. For the three months ended September 30, 2013, revenue was $139.1 million, compared to $117.2 million for the same period last year, an increase of $21.9 million, or 18.7%. The increase was mainly attributable to increased sales of our HDG products of approximately $23.6 million and higher revenue of approximately$12.5 million by our pipeline segment which included a non-production related revenue of approximately $8 million for selling redundant materials. The increased revenue was partially offset by lower ASP of approximately 5.4% for all products as well as lower sales of AP products and cold-rolled products as some of those were used internally as the intermediate products for the next-stage processing in our vertically integrated production lines.

During the quarter ended on September 30, 2013, demands for our products were stable and our facilities operated to our expectation without major shutdowns.  We attribute increased demand for our HDG products to the growing downstream demand for a variety of products including, among others, household appliances, building decoration, automobiles, IT, medical instruments, solar water heaters, although demand for certain construction related and low-tech steel products remained sluggish.  In addition, we focused our efforts on developing high-end products and targeted new end customers in China and overseas. We added more than 600 new customers in the first quarter of fiscal 2014.

Revenue from our pipeline segment also contributed approximately $15.9 million to the total revenue, as compared to $3.4 million for the same period last year.  However, after discounting the $8 million revenue from a non-production related trading sale, the dollar amount of the steel pipe sales was still lower than what the capacity of the production lines could have generated.

The following table sets forth revenue by geography and by business segments for the three months ended September 30, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Geographic Data
China	$121,015	87.0%	$106,692	91.0%
Other Countries	18,093	13.0%	10,495	9.0%

Segment Data
Changshu Huaye	$64,137	46.1%	$35,424	30.2%
Jiangsu Cold-Rolled	54,532	39.2%	76,628	65.4%
Ningbo Zhehua	15,913	11.4%	3,386	2.9%
Sutor Technology PRC	4,526	3.3%	1,749	1.5%

On a geographic basis, revenue generated from outside of China was $18.1 million, or 13.0% of the total revenue, for the three months ended September 30, 2013, as compared to $10.5 million, or 9.0% of the total revenue, for the same period in 2012. During the first quarter of fiscal 2014, our products were sold to more customers in more countries than in the same period year. We believe our focus on developing high-end products helped us achieve market penetration.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $64.1 million for the three months ended September 30, 2013, reflecting an increase of $28.7 million, or 81.1%, from $35.4 million for the same period last year. Two factors were responsible for the significant increase. First, the total sales of our HDG products were up approximately 40.4% for the first quarter of fiscal 2014 as compared with the same period last year, reflecting the overall secular growth in demand for the products as well as improved competitiveness of our businesses. Second, for the quarter ended on September 30, 2013, HDG sales by Jiangsu Cold-Rolled declined approximately 17.4%.  Although both Jiangsu Cold- Rolled and Changshu Huaye can produce HDG products, their production lines have different features.  Some production of HDG products was shifted to Changshu Huaye from Jiangsu Cold-Rolled to achieve better operating efficiency.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $54.5 million for the three months ended September 30, 2013, as compared at $76.6 million for the same period last year. As explained above, the decrease in sales revenue was mainly due to the resource allocation between Jiangsu Cold-Rolled and Changshu Huaye.

Revenue contributed by Ningbo Zhehua was $15.9 million for the three months ended September 30, 2013, an increase of $12.5 million, or 367.6%, from $3.4 million for the same period in 2012, primarily resulting from increased steel pipe production and a non-pipe production related sale of excess materials. For the first quarter of fiscal 2014, steel pipe revenue increased $4.3 million to approximately $7.8 million from $3.4 million for the same period last year, with the non-steel pipe production related sales of excess materials contributing to the rest of the increased revenue.  Despite the significant percentage increase in revenue, the dollar amount of the steel pipe sales was still below what the capacity of the production lines could have generated.

Revenues contributed by Sutor Technology PRC were $4.5 million for the three months ended September 30, 2013, an increase of approximately $2.8 million from $1.7 million for the same period in 2012.  Currently Sutor Technology PRC primarily sells products manufactured by other subsidiaries of the Company.

In terms of sales to related party as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2013 increased by $15.0 million, or 17.2%, to $102.2 million, from $87.2 million in the same period in 2012.

Cost of revenue. Cost of revenue increased by $18.3 million, or 16.9%, to $126.9 million in the three months ended September 30, 2013, from $108.6 million in the same period in 2012.  As a percentage of revenue, cost of revenue decreased to 91.2% in the three months ended September 30, 2013, as compared to 92.7% in the same period last year.  The increase in cost of revenue was mainly due to increased sales revenue.

Gross profit and gross margin. Gross profit increased by $3.7 million to $12.2 million in the three months ended September 30, 2013, from $8.5 million in the same period in 2012. Gross profit as a percentage of revenue (gross margin) was 8.8% for the three months ended September 30, 2013, as compared to 7.3% for the same period last year.  The main reasons for improved gross margin included changes in the product mix and increased international sales. We sold more higher-margin HDG products and less lower-margin AP steel and cold-rolled steel products in the first quarter of fiscal 2014 than in the same period last year. Further, international sales historically had the highest gross margin among all our product sales.

On a segment basis, gross margin for Changshu Huaye decreased to 10.8% in the three months ended September 30, 2013, from 13.2% in the same period last year, mainly because of reduced gross margin for our PPGI products primarily due to lower ASP. Gross margin for Jiangsu Cold-Rolled increased to 8.9% in the three months ended September 30, 2013, from 5.3% in the same period last year, mainly due to reduced sales of lower-margin products like AP steel and cold-rolled steel. Gross margin for Ningbo Zhehua increased to 3.0% in the three months ended September 30, 2013, as compared to -6.0% in the same period in 2012, resulting from better capacity utilization and higher sales of steel pipes.  Gross margin for Sutor Technology PRC was 3.2% in the three months ended September 30, 2013, as compared to -0.03% in the same period last year due to higher sales volume.

Total operating expenses. Our total operating expenses increased by $0.5 million to $4.9 million in the three months ended September 30, 2013, from $4.4 million in the same period in 2012. As a percentage of revenue, our total operating expenses decreased to 3.5% in the three months ended September 30, 2013, from 3.8% in the same period in 2012.

Selling expenses. Our selling expenses decreased by $0.3 million to $2.0 million in the three months ended September 30, 2013, from $2.3 million in the same period in 2012. As a percentage of revenue, our selling expenses decreased to 1.4% for the three months ended September 30, 2013, from 2.0% for the same period last year. The decrease was mainly due to changes in the shipment destinations and we shipped more products to the regions closer to China and less to farther areas.

General and administrative expenses. General and administrative expenses was $2.9 million, or 2.1% of the total revenue, in the three months ended September 30, 2013, as compared with $2.1 million, or 1.8% of the revenue, in the same period in 2012. The increase was mainly due to increased professional consulting expenses of approximately $0.25 million, provision for bad debt of $0.11 million, insurance premium of $0.08 million and employee benefits of $0.07 million.

Interest expense. Our interest expense decreased by $1.7 million to $1.8 million in the three months ended September 30, 2013, from $3.5 million in the same period in 2012. As a percentage of revenue, our interest expense was 1.3% of total revenue in the three months ended September 30, 2013, compared to 3.0% in the same period in 2012.  The decrease was primarily due to reduced interest expenses on discounted bank notes, reflecting generally stable macro-economic environment in China as well as improved financing ability of the Company.

Provision for income taxes. Our income tax expense increased to $1.5 million in the three months ended September 30, 2013, from $0.4 million of income tax benefit in the same period last year, mainly due to higher effective income tax rate for the first quarter of fiscal 2014 than the same period last year.  In the first quarter of fiscal 2013, we received income tax credits for purchasing certain domestic equipment whereas we received no such credits in the first quarter of fiscal 2014.

Net income. Net income, without including the foreign currency translation adjustment, increased by $3.4 million, or 188.9%, to $5.2 million in the three months ended September 30, 2013, from $1.8 million in the same period in 2012, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities provided approximately $11.8 million of cash in the three months ended September 30, 2013. As of September 30, 2013, our total indebtedness to non-related parties under existing short-term loans was approximately $128.8 million. There was $7.5 million current portion of long-term loans. We had no long-term loans to non-related parties. As of September 30, 2013, we had an unused line of credit with banks of approximately $16.2 million (RMB100 million) which entitled us to draw bank loans for general corporate purposes.

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

As of September 30, 2013, we had cash and cash equivalents (excluding restricted cash) of $6.2 million and restricted cash of $107.3 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$11,840	$7,345
Net cash (used in) investing activities	(9,802)	(5,583)
Net cash provided by (used in) financing activities	486	(4,182)
Effect of foreign currency translation on cash and cash equivalents	25	(17)
Net cash flows	2,549	(2,437)

Operating Activities

Net cash provided by operating activities was $11.8 million for the three months ended September 30, 2013, as compared to $7.3 million cash provided by operating activities for the same period last year. The major sources of operating cash flows included reduced advances to suppliers of $71.7 million, increased account payable of $7.3 million, net income of $5.2 million and depreciation and amortization of $2.2 million. The major uses of the operating cash flows were increased inventories of $54.6 million, increased receivable and prepayment of $10.6 million and increased restricted cash of $8.7 million. We took more delivery of raw materials and hence reduced advances to suppliers but increased inventories in the first quarter of fiscal 2014 than the same period last year. We also increased the inventory of raw materials anticipating our new cold-rolling production line of 500,000-ton annual capacity would commerce operations in the near future.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities was $9.8 million for the three months ended September 30, 2013, as compared to $5.6 million used in investing activities for the same period last year. During the first quarter of fiscal 2014, there were approximately $6.4 million spent for the new cold-rolling production line under construction and $3.2 million for short-term investment.

Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended September 30, 2013, as compared to $4.2 million used in financial activities for the same period in 2012. We repaid approximately $44.6 million of bank loans when they matured and made new borrowings of $32.7 million.  We also conducted a private placement and raised approximately $1.5 million to increase the public float of our common stock and diversify our shareholder base.  Additional cash flow was generated through reduction in the restricted cash of approximately $10.9 million.

As of September 30, 2013, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

		Starting	Maturity
Lender	Amount*	Date	Date	Guarantor**
Communications Bank of China, Changshu Branch	$3.26	2012-11-02	2013-11-01	Shanghai Huaye
Construction Bank of China, Changshu Branch	6.51	2012-11-09	2013-11-08	None
The Agricultural Bank of China, Changshu Branch	4.07	2012-12-19	2013-12-13	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.51	2013-04-27	2013-10-26	Jiangsu Cold-Rolled, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.26	2013-06-07	2014-06-30	None
Industrial and Commercial Bank of China, Changshu Branch	1.30	2013-06-20	2014-06-16	None
Industrial and Commercial Bank of China, Changshu Branch	3.58	2013-06-25	2014-06-24	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	0.29	2013-07-15	2013-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	0.32	2013-07-15	2013-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.36	2013-07-15	2013-11-27	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.27	2013-07-31	2013-12-05	Jiangsu Cold-Rolled, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	0.23	2013-07-31	2013-12-13	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	0.26	2013-08-07	2014-01-02	Shanghai Huaye
Construction Bank of China, Changshu Branch	0.02	2013-08-07	2014-01-02	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.28	2013-09-30	2014-03-26	None
The Agricultural Bank of China, Changshu Branch	0.70	2013-09-30	2014-01-20	None
The Agricultural Bank of China, Changshu Branch	0.54	2013-09-30	2014-02-23	None
The Agricultural Bank of China, Changshu Branch	1.13	2013-09-30	2014-01-26	None
The Agricultural Bank of China, Changshu Branch	1.54	2013-09-30	2014-03-13	None
The Agricultural Bank of China, Changshu Branch	1.32	2013-09-30	2014-03-15	None
The Agricultural Bank of China, Changshu Branch	0.41	2013-09-30	2014-02-09	None
Communications Bank of China, Changshu Branch	4.66	2011-09-27	2014-09-11	Changshu Huaye
The Agricultural Bank of China, ChangshuBranch	3.69	2012-10-12	2013-10-11	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.14	2012-10-23	2013-10-22	None
The Agricultural Bank of China, Changshu Branch	5.53	2012-11-07	2013-11-06	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.95	2012-12-11	2013-12-10	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.63	2012-12-28	2013-12-26	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.44	2013-01-05	2013-12-14	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.65	2013-04-15	2014-04-11	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.60	2013-04-15	2014-04-11	Sutor Technology PRC
The Agricultural Bank of China, Changshu Branch	7.49	2013-07-24	2014-01-23	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.26	2013-08-13	2014-08-07	ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	6.51	2013-08-14	2014-02-12	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.88	2013-08-29	2014-02-25	Changshu Huaye, Shanghai Huaye
Chinatrust Commercial Bank, Hong Kong Branch	9.50	2012-12-13	2013-12-12	None
Lin, Guihua	2.86	2008-11-20	2013-12-31	None
Maocao International Bank Co., LTD	7.44	2013-02-20	2014-02-12	Shanghai Huaye
Maocao International Bank Co., LTD	5.26	2013-03-11	2014-03-02	Shanghai Huaye
Maocao International Bank Co., LTD	4.80	2013-03-25	2014-03-16	Shanghai Huaye
Maocao International Bank Co., LTD	5.11	2013-04-03	2014-03-24	Shanghai Huaye
Maocao International Bank Co., LTD	1.73	2013-04-11	2014-04-03	Shanghai Huaye
Total	$136.3

* Calculated on the basis that $1 = RMB 6.14
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in compliance with these debt covenants as of September 30, 2013.

In the coming twelve months, we will have approximately $136.3 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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
Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Zhou concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

On July 5, 2013, we entered into a securities purchase agreement with certain investors, pursuant to which, we issued and sold an aggregate of 1,041,665 shares of our common stock to the investors, for an aggregate purchase price of $1.5 million. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, Regulation D and Regulation S promulgated thereunder.   For more information, see the current report on Form 8-K filed on July 9, 2013.

During the three month period ended September 30, 2013, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the first quarter of fiscal year 2014, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Naijiang Zhou
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

