Form 10-Q
period 2013-12-31
Sutor Technology Group LTD
filed 2014-02-13
CIK 1041177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,651,429

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q
Period Ended December 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013	F-1 – F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2013 and 2012	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012	F-4 – F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 – F-22

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013

ASSETS
Current Assets:
Cash and cash equivalents	$12,525,255	$3,601,385
Restricted cash	108,741,521	108,825,425
Short-term investments	3,272,144	-
Trade accounts receivable, net of allowance for doubtful accounts of $753,383 and $623,742, respectively	9,622,962	7,331,291
Notes receivable	109,617	320,888
Other receivables and prepayments, net of allowance for doubtful accounts of $275,483 and $248,128, respectively	9,256,709	3,446,187
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $780,924 and $796,026, respectively	25,943,158	43,175,047
Advances to suppliers, related parties, net of allowance for doubtful accounts of nil, and net of right to offset (Note 11)	153,903,862	185,615,973
Inventories, net	114,409,491	52,377,135
Deferred tax assets	1,050,243	952,417
Total Current Assets	438,834,962	405,645,748
Non-current Assets:
Advances for purchase of long term assets	85,857	17,085,958
Property, plant and equipment, net	92,366,660	71,508,912
Intangible assets, net	3,638,359	3,074,372
Equity method investments	7,029,062	6,686,539
Total Non-current Assets	103,119,938	98,355,781
TOTAL ASSETS	$541,954,900	$504,001,529

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	December 31,	June 30,
	2013	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$124,838,100	$138,968,845
Long-term loans, current portion	3,542,760	7,418,003
Accounts payable, unrelated parties	130,117,238	82,602,243
Accounts payable, related parties	-	20,162,069
Other payables and accrued expenses	7,066,224	7,291,220
Advances from customers	21,644,382	11,008,550
Warrant liabilities	211,433	144,535
Total Current Liabilities	287,420,137	267,595,465
Long-Term Loans	2,859,995	1,180,877
Total Liabilities	290,280,132	268,776,342

Commitments and Contingencies (Note 16)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of December 31, 2013 and June 30, 2013; issued: 42,107,267 and 40,965,602 shares as of December 31, 2013 and June 30, 2013.	42,107	40,965
Additional paid-in capital	43,521,086	41,793,142
Statutory reserves	20,426,971	20,426,971
Retained earnings	143,894,975	132,311,592
Accumulated other comprehensive income	44,441,138	41,304,026
Less: Treasury stock, at cost, 590,838 shares as of December 31, 2013 and June 30, 2013	(651,509)	(651,509)
Total Stockholders' Equity	251,674,768	235,225,187
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$541,954,900	$504,001,529

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue:
Revenue from unrelated parties	$102,230,215	$103,844,847	$204,412,337	$191,073,017
Revenue from related parties	26,086,595	54,022,011	63,012,798	83,980,532
	128,316,810	157,866,858	267,425,135	275,053,549

Cost of Revenue
Cost of revenue from unrelated parties	(91,296,065)	(94,105,510)	(183,571,592)	(174,320,698)
Cost of revenue from related parties	(23,395,036)	(51,552,002)	(58,025,289)	(79,976,521)
	(114,691,101)	(145,657,512)	(241,596,881)	(254,297,219)

Gross Profit	13,625,709	12,209,346	25,828,254	20,756,330

Operating Expenses:

Selling expenses	(1,337,918)	(1,978,916)	(3,332,774)	(4,292,168)
General and administrative expenses	(2,624,720)	(2,550,249)	(5,528,990)	(4,680,073)
Total Operating Expenses	(3,962,638)	(4,529,165)	(8,861,764)	(8,972,241)
Income from Operations	9,663,071	7,680,181	16,966,490	11,784,089

Other Incomes/(Expenses):
Interest income	786,544	1,059,709	1,836,766	2,022,050
Interest expense	(2,574,958)	(2,340,244)	(4,378,253)	(5,874,436)
Changes in fair value of warrant liabilities	(54,311)	(1,501)	(66,898)	14,523
Income from equity method investments	180,956	185,888	266,128	174,446
Other income	174,752	122,520	219,026	159,138
Other expense	(201,757)	(563,209)	(219,780)	(667,524)
Total Other Expenses, net	(1,688,774)	(1,536,837)	(2,343,011)	(4,171,803)

Income Before Taxes	7,974,297	6,143,344	14,623,479	7,612,286
Income tax expense	(1,579,161)	(1,371,012)	(3,040,096)	(1,004,609)
Net Income	$6,395,136	$4,772,332	$11,583,383	$6,607,677

Other Comprehensive Income:
Foreign currency translation adjustment	1,477,555	708,871	3,137,112	226,470
Comprehensive Income	$7,872,691	$5,481,203	$14,720,495	$6,834,147

Basic Earnings per Share	$0.15	$0.12	$0.28	$0.16
Diluted Earnings per Share	$0.15	$0.12	$0.28	$0.16

Basic Weighted Average Shares Outstanding	41,453,386	40,224,003	41,383,956	40,222,247
Diluted Weighted Average Shares Outstanding	41,453,386	40,224,003	41,383,956	40,222,247

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$11,583,383	$6,607,677
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	4,510,854	4,408,037
Provision/(reversal) for doubtful accounts	123,435	(708,630)
Stock based compensation	238,320	71,524
Foreign currency exchange gain	(194,913)	(10,234)
(Gain)/loss on disposal of property, plant and equipment	(10,985)	85,198
Interest income from short-term investments carried at amortized cost	-	(30,900)
Income from equity method investments	(266,128)	(174,446)
Deferred income taxes	(86,678)	(179,476)
Changes in fair value of warrant liabilities	66,898	(14,523)
Changes in current assets and liabilities:
Restricted cash	(20,188,832)	2,221,324
Trade accounts receivable	(2,320,586)	3,910,051
Notes receivable	213,696	364,553
Other receivable and prepayments	(5,775,579)	868,254
Advances to suppliers, unrelated parties	17,643,081	(5,968,905)
Advances to suppliers, related parties	33,716,400	(15,026,467)
Inventories	(61,110,422)	(7,330,679)
Accounts payable, unrelated parties	46,830,652	(5,156,443)
Accounts payable, related parties	(20,276,893)	17,975,273
Other payables and accrued expenses	(293,095)	(1,078,382)
Advances from customers	10,458,615	5,368,031
Net Cash Provided by Operating Activities	14,861,223	6,200,837

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(7,818,783)	(3,217,771)
Proceeds from disposal of property, plant and equipment	15,052	523,761
Purchase of intangible assets	(567,268)	(3,560,563)
Payments for short-term investments	(3,254,308)	-
Proceeds from sale of short-term investments	-	4,884,009
Investment in affiliated company	-	(6,181,547)
Net Cash Used In Investing Activities	(11,625,307)	(7,552,111)

Cash Flows from Financing Activities:
Proceeds from loans	93,079,729	94,118,588
Repayment of loans	(110,464,374)	(94,530,050)
Proceeds from issuance of common stock	1,500,000	-
Changes in restricted cash	21,485,248	10,065,475
Payments on repurchase of common stock	-	(43,841)
Net Cash Provided by Financing Activities	5,600,603	9,610,172

Effect of Exchange Rate Changes on Cash and Cash Equivalents	87,351	8,980

Net Change in Cash and Cash Equivalents	8,923,870	8,267,878
Cash and Cash Equivalents at Beginning of Period	3,601,385	9,530,531
Cash and Cash Equivalents at End of Period	$12,525,255	$17,798,409

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties	$11,126,897	$10,609,363
Accounts payable for purchase of long-term assets	$(495,344)	$(658,841)
Advances for purchase of long-term assets	$17,097,874	$(334,858)
Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(4,430,640)	$(5,025,598)
Cash paid during the period for income tax	$(3,122,617)	$(1,669,952)

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

As of December 31, 2013, Sutor’s subsidiaries and affiliated company included the following entities:

	Date of
	incorporation/	Place of	Percentage of
Name of subsidiary or affiliate	acquisition	incorporation	shareholding	Principal activities

Sutor Steel Technology Co., Ltd. (“Sutor BVI”)	August 15, 2006	British Virgin Islands	100%	Investment holding

Changshu Huaye Steel Strip Co., Ltd. (“Changshu Huaye”)	January 17, 2003	PRC	100%	Manufacture of hot-dip galvanized steel (“HDG”) and pre-painted galvanized steel (“PPGI”)

Jiangsu Cold-Rolled Technology Co., Ltd. (“Jiangsu Cold-Rolled”)	August 28, 2003	PRC	100%	Manufacture of cold-rolled steel, acid pickled steel and hot-dip galvanized steel

Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd. (“Ningbo Zhehua”)	April 5, 2004	PRC	100%	Manufacture of heavy steel pipe

Sutor Technology Co., Ltd. (“Sutor Technology”)	February 24, 2010	PRC	100%	Trading of steel products

China Railway Materials Suzhou Company Limited. (“CRM Suzhou”)	August 10, 2012	PRC	39%	Trading of metal materials

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	December 31, 2013	December 31, 2012	June 30, 2013
Closing RMB : USD exchange rate at the period end	6.1122	6.3086	6.1807
Average six months RMB : USD exchange rate	6.1457	6.3091	n/a

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of December 31, 2013.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of December 31, 2013 and June 30, 2013, cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables were carried at cost on the condensed consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of December 31, 2013 and June 30, 2013 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of December 31, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$211,433	$-	$-	$211,433

	Balance as of June 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$144,535	$-	$-	$144,535

For a summary of changes in warrant liabilities for the three and six months ended December 31, 2013, please see Note 13.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2013, the Company identified an error related to the classification between revenue from unrelated parties and revenue from related parties. Previously, the Company reported the revenue from the sales to a related party under revenue from nonrelated parties. In addition, the Company failed to disclose the purchases from this related party as related party transaction. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2012 included herein to reflect the correct numbers. The impact of correcting this error on net income as reported for the three and six months ended December 31 2012 was nil.

The Company has improved its internal control and implemented a new control for the identification of related parties in order to prevent similar errors in future.

Set out below are the line items within the consolidated statement of operations for the three and six months ended December 31, 2012 that have been affected by the revisions. The revisions had no impact on the Company’s consolidated balance sheets or consolidated statements of cash flows.

	For the three months ended December 31, 2012
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Revenue from unrelated parties	$106,478,486	$(2,633,639)	$103,844,847
Revenue from related parties	51,388,372	2,633,639	54,022,011
Cost of revenue from unrelated parties	(96,462,341)	2,356,831	(94,105,510)
Cost of revenue from related parties	(49,195,171)	(2,356,831)	(51,552,002)

	For the six months ended December 31, 2012
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Revenue from unrelated parties	$195,593,572	$(4,520,555)	$191,073,017
Revenue from related parties	79,459,977	4,520,555	83,980,532
Cost of revenue from unrelated parties	(178,489,766)	4,169,068	(174,320,698)
Cost of revenue from related parties	(75,807,453)	(4,169,068)	(79,976,521)

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 2013 consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities
- Time deposits	$3,272,144	$-	$3,272,144

The following table summarizes the movement of short-term investments for the six month ended December 31, 2013:

Amount
As of June 30, 2013	-
Payment for time deposits	3,254,308
Foreign currency translation adjustment	17,836
As of December 31, 2013	$3,272,144

NOTE 5 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments as of December 31, 2013 and June 30, 2013 consisted of the following:

	December 31,	June 30,
	2013	2013
Tax recoverable	$2,827,900	$-
Prepaid expenses	126,824	136,058
Other receivables	6,577,468	3,558,257
	9,532,192	3,694,315
Less: allowance for doubtful accounts	(275,483)	(248,128)
Other receivables and prepayments, net	$9,256,709	$3,446,187

NOTE 6 – INVENTORIES

Inventories as of December 31, 2013 and June 30, 2013 consisted of the following:

	December 31,	June 30,
	2013	2013
Raw materials	$85,272,686	$28,844,850
Finished goods	29,401,197	23,793,747
	114,673,883	52,638,597
Less: allowance for obsolescence	(264,392)	(261,462)
Inventories, net	$114,409,491	$52,377,135

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2013 and June 30, 2013 consisted of the following:

	December 31,	June 30,
	2013	2013
Buildings and plant	$47,353,023	$46,704,868
Machinery	74,180,500	73,096,228
Vehicles	673,940	471,456
Office and other equipment	1,657,597	1,346,734
	123,865,060	121,619,286
Less: accumulated depreciation	(58,741,773)	(53,682,239)
	65,123,287	67,937,047
Construction in progress	27,243,373	3,571,865
Property, Plant and Equipment, net	$92,366,660	$71,508,912

As of December 31, 2013 and June 30, 2013, certain of the Company’s property, plant and equipment amounted to approximately $42 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 10).

Depreciation expense for the three months ended December 31, 2013 and 2012 was $2,244,272 and $2,170,767, respectively.
Depreciation expense for the six months ended December 31, 2013 and 2012 was $4,470,232 and $4,326,723, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 and June 30, 2013 consisted of the following:

	December 31,	June 30,
	2013	2013
Cost	$4,369,641	$3,757,157
Less: Accumulated amortization	(731,282)	(682,785)
Intangible Assets, net	$3,638,359	$3,074,372

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended December 31, 2013 and 2012 was $21,789 and $40,764, respectively. Amortization expense for the six months ended December 31, 2013 and 2012 was $40,622 and $81,314, respectively.

As of December 31, 2013 and June 30, 2013, certain of the Company’s intangible assets amounted to approximately $2.9 million and $2.9 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 10).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2014	$43,696
For the year ending June 30, 2015	87,393
For the year ending June 30, 2016	87,393
For the year ending June 30, 2017	87,393
For the year ending June 30, 2018	87,393
For the year ending June 30, 2019 and thereafter	3,245,091
Total	$3,638,359

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

	Balance as of June 30, 2013	Share of income	Translation difference	Balance as of December 31, 2013
Equity interest in CRM Suzhou	6,686,539	266,128	76,395	7,029,062

NOTE 10 – LOANS

Loans are as follows as of the respective balance sheet dates:

	December 31,	June 30,
	2013	2013
Short-term loans	$124,838,100	$138,968,845
Long-term loans, current portion	3,542,760	7,418,003
	128,380,860	146,386,848
Long-term loans, non-current portion	2,859,995	1,180,877
Total loans	$131,240,855	$147,567,725

The short-term loans outstanding as of December 31, 2013 and June 30, 2013 bore a weighted average interest rate of 5.17% and 5.11% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of December 31, 2013 and June 30, 2013 bore a weighted average interest rate of 6.91% and 7.10% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of more than one year to three years.

Short-term loans as of December 31, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by a related party	$56,073,789
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	38,774,909
Guaranteed by the Company's property, plant and equipment	17,015,150
Guaranteed by the Company's trade accounts receivable	9,538,500
Jointly guaranteed by (i) a related party, and (ii) the Company's trade accounts receivable	2,781,323
Unsecured	654,429
Total short-term loans	$124,838,100

Short-term loans as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$45,464,106
Guaranteed by a related party	40,351,593
Guaranteed by the Company's property, plant and equipment	28,152,151
Guaranteed by the Company's cash deposit	10,000,000
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	5,500,995
Total short-term loans	$138,968,845

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOANS - continued

Long-term loans, current portion as of December 31, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$3,542,760

Long-term loans, current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	4,558,008
Unsecured	2,859,995
Total long-term loans, current portion	$7,418,003

An amount of $7,518,718 and $7,418,003 has been reclassified from long-term loans, non-current to long-term loans, current as of December 31, 2013 and June 30, 2013, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of December 31, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$2,859,995

Long-term loans, non-current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$1,180,877

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of December 31, 2013, and will continue to comply with them.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye Iron&Steel Group Co., Ltd. (“Shanghai Huaye”) and its subsidiaries, which were ultimately controlled by the same party as the Company; and CRM Suzhou, which is the Company’s equity investee.

Related Party Activities

	For the Three Months Ended		For the Six month ended
	December 31,		December 31,
	2013	2012	2013	2012
Sales to Shanghai Huaye and its subsidiaries	$26,086,595	$54,022,011	$63,012,798	$83,980,532
Purchases from Shanghai Huaye and its subsidiaries	49,751,644	82,114,625	145,882,058	146,199,156
Purchases from CRM Suzhou	3,579,917	-	26,916,087	-
Rental fees to Shanghai Huaye and its subsidiaries	39,176	38,145	78,103	76,081
Interest expenses to Shanghai Huaye	85,723	85,724	171,447	171,447

Period-End Related Party Balances

	December 31,	June 30,
	2013	2013
Advances to Shanghai Huaye and its subsidiaries (1)	$152,709,836	$183,936,990
Advances to CRM Suzhou	1,194,026	1,678,983
Accounts payable to CRM Suzhou	-	20,162,069

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS - continued

Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from Shanghai Huaye and its subsidiaries have been netted due to the right of offset through agreements with these related parties. Below is a summary of the gross balances before the offset:

	December 31,	June 30,
	2013	2013
Trade accounts receivable	$224,098	$14,074,297
Notes receivable	45,032,885	16,796,650
Other receivables	1,050,000	4,062,751
Advances to suppliers	215,262,573	244,337,862
Accounts payable	(5,085,169)	(155,322)
Notes payable	(91,538,235)	(83,081,204)
Other payables	(1,345,997)	(1,331,079)
Advances from customers	(417,851)	(623,007)
Short-term borrowings	(8,182,018)	(8,182,018)
Accrued expenses	(2,290,450)	(1,961,940)
Netted balance	152,709,836	183,936,990

NOTE 12 – INCOME TAXES

The Company has total income tax of $1,579,161 and $3,040,096 for the three months and six months ended December 31, 2013, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three and six months ended December 31, 2013.

The Company’s effective tax rates were 20% and 22% for the three months ended December 31, 2013 and 2012, respectively and 21% and 13% for the six months ended December 31, 2013 and 2012. The change in effective tax rate was mainly resulted from the tax refund received during the six months ended December 31, 2012.

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	December 31, 2013	June 30, 2013
	Quarter end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$1.83	$1.52
Exercise price	$3.76	$3.76
Estimated Term (Year)	1.19	1.67
Expected volatility	88.00%	75.40%
Risk-free rate	0.13%	0.36%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$211,433	$144,535

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – WARRANTS - continued

The following table summarizes the changes in estimated fair value for the six months ended December 31, 2013 and the year ended June 30, 2013:

Estimated Fair Value
Balance as of June 30, 2012	$47,404
Changes in fair value	97,131
Balance as of June 30, 2013	144,535

Estimated Fair Value
Balance as of June 30, 2013	144,535
Changes in fair value	66,898
Balance as of December 31, 2013	$211,433

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

Stock-based compensation expense for the three months ended December 31, 2013 and 2012 was $16,307 and $20,886, respectively. Stock-based compensation expense for the six months ended December 31, 2013 and 2012 was $35,086 and $39,437, respectively. The remaining $4,339 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at December 31, 2013 is $18,300.

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

The Company accounted for equity instruments granted to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”. Restricted stocks granted to non-employees are measured at the fair value of the equity instrument as of the earlier of (a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment) or (b) the date at which the counterparty's performance is complete. Because the restricted stocks will vest 30 and 180 days after the Agreement Date for the first and second half of the grant of 200,000 restricted stocks, respectively, a measurement date has been reached on May 20, 2013 and October 26, 2013 for the first 100,000 and second 100,000 grant of restricted stocks, respectively. Since the service will be performed during the year started from April 29, 2013, the Company recognized a prepayment at the date of grant based on the fair value of the measurement date.

Stock-based compensation expense for the three months ended December 31, 2013 and 2012 were $108,598 and nil, respectively. Stock-based compensation expense for the six months ended December 31, 2013 and 2012 were $203,234 and nil, respectively. The remaining $126,824 stock-based compensation will be expensed over the remainder of the one year service period.

Options to employees

There were 105,000 options outstanding as of December 31 and June 30, 2013, respectively, under 2009 Equity Incentive Plan. Stock-based compensation expense for the three months ended December 31, 2013 and 2012 on the stock options were nil and $16,043, respectively. Stock-based compensation expense for the six months ended December 31, 2013 and 2012 on the stock options were nil and $32,087, respectively.  The remaining stock-based compensation expenses of the stock options was nil as of December 31, 2013.

The following table summarizes the options activity for the six months ended December 31, 2013:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2013	105,000	2.71	1.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2013	105,000	$2.71	1.36	$-

Both of total intrinsic value of stock options outstanding as of December 31, 2013 and June 30, 2013 was nil.

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

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income attributable to the common stockholders	$6,395,136	$4,772,332	$11,583,383	$6,607,677

Basic weighted-average common shares outstanding	41,453,386	40,224,003	41,383,956	40,222,247
Dilutive effect of warrants and options	-	-	-	-
Diluted weighted-average common shares outstanding	41,453,386	40,224,003	41,383,956	40,222,247

Earnings per share:
Basic	$0.15	$0.12	$0.28	$0.16
Diluted	$0.15	$0.12	$0.28	$0.16

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during as of December 31, 2013 and June 30, 2013, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2013, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2014	78,531
For the year ending June 30, 2015	157,063
For the year ending June 30, 2016	157,063
For the year ending June 30, 2017	157,063
For the year ending June 30, 2018	157,063
For the year ending June 30, 2019 and thereafter	811,492
Total	$1,518,275

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of December 31, 2013 and June 30, 2013, the Company had purchase obligations totaled $3,464,235 and $5,627,858, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2013.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of December 31, 2013 and June 30, 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 20.3% and 34.2% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended December 31, 2013 and 2012, respectively; 23.6% and 30.5% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the six months ended December 31, 2013 and 2012, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 43.1% and 39.4% of the Company’s total purchases for the three months ended December 31, 2013 and 2012, respectively; an aggregate of 50.5% and 47.1% of the Company’s total purchases for the six months ended December 31, 2013 and 2012, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of December 31, 2013 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$43,288,250	$46,524,694	$10,353,468	$2,063,803	$-	$102,230,215
Revenue from related parties	11,062,462	10,063,382	4,960,733	18	-	26,086,595
Revenue from other operating segments	2,086,742	23,484,758	2,416,240	3,419	(27,991,159)	-
Total operating expenses	2,260,244	776,214	538,550	217,288	170,342	3,962,638
Interest income	310,259	466,569	9,464	91	161	786,544
Interest expense	467,340	1,767,976	1,626	-	338,016	2,574,958
Depreciation and amortization expense	598,493	1,274,540	255,920	137,108	-	2,266,061
Income tax expense	701,908	843,741	33,512	-	-	1,579,161
Net segment profit/(loss)	4,207,423	2,543,509	100,538	(88,724)	(367,610)	6,395,136
Capital expenditures	616,281	887,128	93,094	-	-	1,596,503
Segment assets	262,472,451	$392,899,382	$48,335,498	$33,451,372	$(195,203,803)	$541,954,900

As of December 31, 2012 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$38,485,202	$53,597,781	$9,598,855	$2,163,009	$-	$103,844,847
Revenue from related parties	2,041,386	51,980,625	-	-	-	54,022,011
Revenue from other operating segments	7,899,606	21,027,462	-	-	(28,927,068)	-
Total operating expenses	2,181,302	1,008,458	971,483	221,616	146,306	4,529,165
Interest income	475,634	582,497	1,470	108	-	1,059,709
Interest expense	428,291	1,733,860	39,294	-	138,799	2,340,244
Depreciation and amortization expense	571,042	1,245,613	216,888	133,481	44,507	2,211,531
Income tax expense/(benefit)	197,285	1,302,667	(128,940)	-	-	1,371,012
Net segment profit/(loss)	1,384,987	4,101,421	(385,424)	(75,895)	(252,757)	4,772,332
Capital expenditures, net of VAT refunds	286,521	761,257	355,990	-	-	1,403,768
Segment assets	$233,745,892	$319,195,988	$35,038,583	$33,143,378	$(164,548,104)	$456,575,737

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SEGMENT INFORMATION - continued

As of December 31, 2013 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$100,642,524	$78,911,056	$18,274,937	$6,583,820	$-	$204,412,337
Revenue from related parties	17,845,221	32,209,387	12,952,614	5,576	-	63,012,798
Revenue from other operating segments	6,652,820	55,329,908	2,416,240	3,419	(64,402,387)	-
Total operating expenses	5,154,889	1,575,263	1,195,526	481,235	454,851	8,861,764
Interest income	819,637	910,920	105,626	256	327	1,836,766
Interest expense	921,797	2,780,219	50,207	-	626,030	4,378,253
Depreciation and amortization expense	1,192,991	2,540,349	504,171	273,343	-	4,510,854
Income tax expense/(benefit)	1,338,008	1,709,881	(7,793)	-	-	3,040,096
Net segment profit/(loss)	7,711,889	5,416,337	(23,377)	(208,418)	(1,313,048)	11,583,383
Capital expenditures	2,392,029	4,785,530	93,094	-	-	7,270,653
Segment assets	$262,472,451	$392,899,382	$48,335,498	$33,451,372	$(195,203,803)	$541,954,900

As of December 31, 2012 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$72,175,175	$101,993,884	$12,985,196	$3,912,008	$6,754	$191,073,017
Revenue from related parties	3,768,296	80,212,236	-	-	-	83,980,532
Revenue from other operating segments	11,479,164	50,017,332	-	-	(61,496,496)	-
Total operating expenses	5,081,437	2,042,009	1,090,656	426,224	331,915	8,972,241
Interest income	1,167,539	734,227	120,056	218	10	2,022,050
Interest expense	904,719	4,177,973	74,065	-	717,679	5,874,436
Depreciation and amortization expense	1,138,799	2,485,788	472,679	266,264	44,507	4,408,037
Income tax expense/(benefit)	247,832	1,082,573	(325,796)	-	-	1,004,609
Net segment profit/(loss)	2,089,790	6,293,206	(445,322)	(249,651)	(1,080,346)	6,607,677
Capital expenditures, net of VAT refunds	376,914	1,507,155	3,918,665	-	-	5,802,734
Segment assets	$233,745,892	$319,195,988	$35,038,583	$33,143,378	$(164,548,104)	$456,575,737

NOTE 19 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Geographic Area	2013	2012	2013	2012
People's Republic of China	$123,212,281	$139,574,293	$244,227,432	$246,265,972
Other Countries	5,104,529	18,292,565	23,197,703	28,787,577
Total	$128,316,810	$157,866,858	$267,425,135	$275,053,549

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•	“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Sutor BVI, Sutor Technology, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua;

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;

•	“Sutor Technology PRC” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;

•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;

•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;

•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;

•	“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which Lifang Chen, our major shareholder and Chairwoman, and her husband Feng Gao, are 100% owners, and its subsidiaries;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China” and “PRC” are to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

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

Executive Overview of Quarterly Results

In the second quarter of fiscal 2014, our revenue decreased 18.7% from $157.9 million to $128.3 million, or $29.6 million, as compared with the same period last year primarily due to reduced revenue of approximately $29.5 million from our AP products. During the second quarter of fiscal 2014, we produced 124,868 tons of AP steel and almost all of them were used internally for further processing. As the first stage of steel processing and being of low gross margin, acid-pickling historically had limited contribution to the Company’s gross profits. In general, depending on the requirements of our products, production scheduling and market conditions, we may use our AP products for the next stage of processing or sell them directly to the customers. Our overall capacity utilization was approximately 80.7% for the second quarter of fiscal 2014 as compared with 93.2% for the same period last year.

During the second quarter of fiscal 2014, our international sales accounted for approximately 4.0% of our total revenue, or $5.1 million, as compared with 11.6% of the total revenue, or $18.3 million, for the same period last year. We attribute the reduced international revenue mainly to the timing of contract deliveries. We signed more international contracts during the second quarter of fiscal 2014 than the same period last year, but we expect to deliver the products over the coming quarters.

We improved our product specifications to meet the market demand. We produced more HDG steel with thicker zinc coatings than we previously produced. We gained more traction for our new Galvalume product and substantially increased its production.  We delivered more value-added customized services to retain customer loyalty and to gain more customers by extending our one-stop solution services further down-stream to cover certain steel processing services for selected customers.

As a result, our net income increased 33.3% to $6.4 million in the second quarter of fiscal 2014 from $4.8 million in the same period last year.  The improvement in net income was primarily due to improved gross margin of 10.6% from 7.7% for the same period last year. Both improved gross margin for our HDG and PPGI products and changes in product composition affected the overall gross margin. During the second quarter of fiscal 2014, production was up 9.1% and 83.7% for total HDG steel and PPGI steel products, respectively, than the same period last year, leading to reduced unit depreciation and amortization cost and better production efficiency. In addition, our AP products whose gross margin was the lowest among our portfolio of products accounted for approximately 0% of the total revenue in the second quarter of fiscal 2014 as compared to approximately 19% of the total revenue in the second quarter of last year. More sales of higher margin products and less sales of lower margin products led to overall higher gross margin.

The following summarizes the major financial information for the second fiscal quarter:

•	Revenue: Revenue was $128.3 million for the three months ended December 31, 2013, a decrease of $29.6 million, or 18.7%, from $157.9 million for the same period last year.

•	Gross profit and margin: Gross profit was $13.6 million for the three months ended December 31, 2013, as compared to $12.2 million for the same period last year. Gross margin was10.6% for the three months ended December 31, 2013, as compared to 7.7% for the same period last year.

•	Net income: Net income was $6.4 million for the three months ended December 31, 2013, an increase of $1.6 million, or 33.3%, from $4.8 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.15for the three months ended December 31, 2013, as compared to approximately $0.12 for the same period last year.

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

In the three months ended December 31, 2013 and 2012, Changshu Huaye generated revenue of $54.4 million and $40.5 million, which represented 42.4% and 25.7% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $56.6 million and $105.6 million in the three months ended December 31, 2013 and 2012, which represented 44.1% and 66.9% of our total revenue, respectively. In the three months ended December 31, 2013 and 2012, Ningbo Zhehua generated revenue of $15.3 million and $9.6 million, which represented 11.9% and 6.0% of our total revenue, respectively. In addition, in the three months ended December 31, 2013 and 2012, Sutor Technology PRC generated revenue of $2.1 million and $2.2 million, which represented 1.6% and 1.4% of our total revenue, respectively.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 20.3% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2013, as compared to 34.2% last year.  We intend to expand our own sales channel in an effort to gain more end customers and to build brand value. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network to increase market reach.

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

In the three months ended December 31, 2013, approximately $49.8 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended December 31, 2013, gross margin for domestic and international sales was 10.0% and 20.6%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 13.4%, 9.0% and 5.3%, respectively.  Sutor Technology PRC has a gross margin of approximately 6.3% for the second quarter of fiscal 2014.

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

Results of Operations

Comparison of Three Months Ended December 31, 2013 and December 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Revenue from unrelated parties	$102,230	79.7%	$103,845	65.8%
Revenue from related parties	26,087	20.3%	54,022	34.2%
Total	128,317	100.0%	157,867	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	91,296	71.2%	94,106	59.6%
Cost of revenue from related parties	23,395	18.2%	51,552	32.7%
Total	114,691	89.4%	145,658	92.3%
Gross Profit	13,626	10.6%	12,209	7.7%
Operating Expenses
Selling expense	1,338	1.0%	1,979	1.2%
General and administrative expense	2,625	2.1%	2,550	1.6%
Total Operating Expenses	3,963	3.1%	4,529	2.8%
Income from Operations	9,663	7.5%	7,680	4.9%
Other Income (Expense)
Interest income	786	0.6%	1,060	0.7%
Other income	175	0.2%	122	0.1%
Interest expense	(2,575)	(2.0)%	(2,340)	(1.5)%
Other expense	(202)	(0.2)%	(563)	(0.4)%
Changes in fair value of warrant liabilities	(54)	-	(2)	-
Income from equity method investments	181	0.1%	186	0.1%
Total Other Income (Expense)	(1,689)	(1.3)%	(1,537)	(2.3)%
Income Before Taxes	7,974	6.2%	6,143	3.9%
Income tax (expense)/benefit	(1,579)	(1.2)%	(1,371)	(0.9)%
Net Income	$6,395	5.0%	$4,772	3.0%

Revenue. For the three months ended December 31, 2013, revenue was $128.3 million, compared to $157.9 million for the same period last year, a decrease of $29.6 million, or 18.7%. The decrease was mainly attributable to reduced revenue of approximately $29.5 million from our AP products. During the quarter, we produced124,868 tons of AP steel and almost all of them were used internally for further processing. In comparison, we sold 58,904 tons of AP steel during the second quarter of fiscal 2013.  Depending on our product requirements, market conditions or our production line scheduling, we may use some or all of our AP steel for further processing. Historically the gross margin for our AP products was about 3% and contributed very limited gross profits to the Company. Nevertheless, acid-picking is still an important part of our fine finished steel manufacturing process.

The following table sets forth revenue by geography and by business segments for the three months ended December 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Geographic Data
China	$123,212	96.0%	$139,574	88.4%
Other Countries	5,105	4.0%	18,293	11.6%

Segment Data
Changshu Huaye	$54,351	42.4%	$40,527	25.7%
Jiangsu Cold-Rolled	56,588	44.1%	105,578	66.9%
Ningbo Zhehua	15,314	11.9%	9,599	6.0%
Sutor Technology	2,064	1.6%	2,163	1.4%

On a geographic basis, revenue generated from outside of China was approximately $5.1 million, or 4.0% of the total revenue, for the three months ended December 31, 2013, as compared to $18.3 million, or 11.6% of the total revenue, for the same period in 2012. The reduction was mainly due to the timing of the contract delivery. During the second quarter of fiscal 2014, we signed more contracts than the same period last year, but some of them are to be delivered over the coming quarters. Historically international sales accounted for approximately 10% of our total sales and we anticipate a similar ratio for fiscal 2014.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $54.4 million for the three months ended December 31, 2013, an increase of $13.9 million, or 34.3%, from $40.5 million for the same period last year. The increase mainly resulted from increased HDG sales by Changshu Huaye. While both Jiangsu Cold-Rolled and Changshu Huaye have the capacity to produce HDG steel, production is allocated to them based on product requirements and production line scheduling.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $56.6 million for the three months ended December 31, 2013, as compared at $105.6 million for the same period last year.  The decrease was primarily due to reduced HDG revenue generated from Jianhsu Cold-Rolled and reduced revenue of approximately $29.5 million from the AP products as almost all AP steel was used internally for further processing during the second quarter of fiscal 2014.

Revenue contributed by Ningbo Zhehua was $15.3million for the three months ended December 31, 2013, an increase of $5.7 million, or 59.4%, from $9.6 million for the same period in 2012, primarily resulting from a limited amount of trading sales. Revenue from welded pipe manufacturing business increased by approximately $0.7 million. To take advantage of the economy of scale, Ningbo Zhehua from time to time purchases a large amount of raw materials and then re-sells the extra ones.

Revenues contributed by Sutor Technology PRC were $2.1 million for the three months ended December 31, 2013, a decrease of approximately $0.1 million from $2.2 million for the same period in 2012.  Currently Sutor Technology PRC primarily sells products manufactured by other subsidiaries of the Company.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2013 decreased by $1.6 million, or 1.5%, to $102.2 million, from $103.8 million in the same period in 2012.   As the percentage of sales, related party revenue accounted for approximately20.3% of the total revenue in the second quarter of fiscal 2014 as compared with approximately 34.2% of the total revenue in the same period last year.

Cost of revenue. Cost of revenue decreased by $31.0 million, or 21.3%, to $114.7 million in the three months ended December 31, 2013, from $145.7 million in the same period in 2012. As a percentage of revenue, cost of revenue decreased to 89.4% in the three months ended December 31, 2013, as compared to 92.3% in the same period last year.  The decreased amount of the cost of revenue was generally in line with the decreased sales volume and revenue.

Gross profit and gross margin. Gross profit increased by $1.4 million to $13.6 million in the three months ended December 31, 2013, from $12.2 million in the same period in 2012. Gross profit as a percentage of revenue (gross margin) was 10.6% for the three months ended December 31, 2013, as compared to 7.7% for the same period last year.  The most significant factors affecting the gross margin were higher total HDG production and PPGI production. During the second quarter of fiscal 2014, production was up 9.1% and 83.7%, respectively, for HDG steel and PPGI steel, than the same period last year. Better capacity utilization reduced product unit depreciation and amortization costs and hence improved gross margin.

On a segment basis, gross margin for Changshu Huaye increased to 13.4% in the three months ended December 31, 2013, from 11.7% in the same period last year, mainly because of significantly increased production of high gross margin PPGI steel as mentioned above. Gross margin for Jiangsu Cold-Rolled increased to 9.0% in the three months ended December 31, 2013, from 6.6% in the same period last year, mainly due to the limited sales of low margin AP steel. Gross margin for Ningbo Zhehua decreased to 5.3% in the three months ended December 31, 2013, as compared to 7.0% in the same period in 2012, mainly because of the impact of low margin trading revenue whereas there was no trading revenue in the same period last year.  Gross margin for Sutor Technology PRC was 6.3% in the three months ended December 31, 2013, as compared to 7.0% in the same period last year due to reduced sales. As of today, the subsidiary has only limited operations and mainly sells products manufactured by other subsidiaries of the Company. We are evaluating potential business opportunities for Sutor Technology PRC and may engage in M&A transactions through this subsidiary in the future.

Total operating expenses. Our total operating expenses decreased by $0.5 million to $4.0 million in the three months ended December 31, 2013, from $4.5 million in the same period in 2012. As a percentage of revenue, our total operating expenses increased to 3.1% in the three months ended December 31, 2013, from 2.8% in the same period in 2012.

Selling expenses. Our selling expenses decreased by $0.7 million to $1.3 million in the three months ended December 31, 2013, from $2.0 million in the same period in 2012. As a percentage of revenue, our selling expenses decreased to 1.0% for the three months ended December 31, 2013, from 1.2% for the same period last year.  The decreased selling expenses were mainly due to significantly reduced international sales. For the second quarter of fiscal quarter 2014, our export revenue was $5.1 million as compared with $18.3 million for the same period last year. Further, we shipped more products through our local harbor in Changshu to save transportation costs while in the past some products were transported through the harbor in Shanghai.

General and administrative expenses. General and administrative expenses increased by $0.07 million to $2.62million, or 2.1% of the total revenue, in the three months ended December 31, 2013, from $2.55 million, or 1.6% of the revenue, in the same period in 2012. The increased general and administrative expenses were primarily due to increased miscellaneous local fees and taxes.

Interest expense. Our interest expense increased by $0.3 million to $2.6 million in the three months ended December 31, 2013, from $2.3 million in the same period in 2012. As a percentage of revenue, our interest expense was2.0% of total revenue in the three months ended December 31, 2013, compared to 1.5% in the same period in 2012.  The increase in interest expense was mainly attributable to increased interest expenses on discounted bank notes. The average interest rate on our short-term bank loans was stable during the periods.

Provision for income taxes. Our income tax expense increased to $1.6million in the three months ended December 31, 2013, from $1.4 million of income tax in the same period last year primarily due to increased taxable income.

Net income. Net income, without including the foreign currency translation adjustment, increased by $1.6 million, or 33.3%, to $6.4 million in the three months ended December 31, 2013, from $4.8 million in the same period in 2012, as a cumulative result of the above factors.

Comparison of Six Months Ended December 31, 2013 and December 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended		Six Months Ended
	December 31, 2013		December 31, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue
Revenue from unrelated parties	$204,412	76.4%	$191,073	69.5%
Revenue from related parties	63,013	23.6%	83,981	30.5%
Total	267,425	100.0%	275,054	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	183,572	68.6%	174,321	63.4%
Cost of revenue from related parties	58,025	21.7%	79,976	29.0%
Total	241,597	90.3%	254,297	92.4%
Gross Profit	25,828	9.7%	20,757	7.6%
Operating Expenses
Selling expense	3,333	1.3%	4,292	1.6%
General and administrative expense	5,529	2.0%	4,680	1.7%
Total Operating Expenses	8,862	3.3%	8,972	3.3%
Income from Operations	16,966	6.4%	11,785	4.3%
Other Income (Expense)
Interest income	1,837	0.7%	2,022	0.7%
Other income	219	0.1%	159	-
Interest expense	(4,378)	(1.7)%	(5,874)	(2.1)%
Other expense	(220)	(0.1)%	(668)	(0.2)%
Changes in fair value of warrant liabilities	(67)	-	15	-
Income from equity method investments	266	0.1%	174	0.1%
Total Other Income (Expense)	(2,343)	(0.9)%	(4,172)	(1.8)%
Income Before Taxes	14,623	5.5%	7,613	2.8%
Income tax (expense)/benefit	(3,040)	(1.2)%	(1,005)	(0.4)%
Net Income	$11,583	4.3%	$6,608	2.4%

Revenue. For the six months ended December 31, 2013, revenue was $267.4 million, compared to $275.1 million for the same period last year, a decrease of $7.7 million, or 2.8%. The decrease was mainly attributable to reduced revenue of approximately $33.4 million from our AP products partially offset by the increased revenue of approximately $24.7 million from our HDG products. During the first two quarters of fiscal 2014, most of our AP steel was used internally for further processing, instead of being sold to the customers. We did so to better schedule our production lines, meet product requirements or take advantage of the opportunities in the market.

We sold more HDG steel during the first six months of fiscal 2014 than the same period in fiscal 2013. Total sales volume of HDG steel in tonnage increased by approximately 15.8% and the revenue increased by approximately 14.7%, or $24.6 million.  We achieved the result by adjusting our product specifications to meet the market demand. During the first six months of fiscal 2014, we produced more HDG steel with thicker zinc coatings than the same period last year. Further, our new Galvalume product, i.e. zinc and aluminum compound galvanization, began to gain momentum. Commercial production of Galvalume steel started in the fourth quarter of fiscal 2013 and we produced 173 tons of Galvalume steel during the quarter. During the second quarter of fiscal 2014, we produced and sold approximately 6,044 tons of Galvalume steel.  Finally, we enhanced our efforts to provide value-added customized products and services to our customers in an effort to maintain customer loyalty and to gain new customers.  We have extended our one-stop solution services to certain customers to cover further down-stream steel processing businesses.

The following table sets forth revenue by geography and by business segments for the six months ended December 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended		Six Months Ended
	December 31, 2013		December 31, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Geographic Data
China	$244,227	91.3%	$246,266	89.5%
Other Countries	23,198	8.7%	28,788	10.5%

Segment Data
Changshu Huaye	$118,488	44.3%	$75,951	27.6%
Jiangsu Cold-Rolled	111,120	41.5%	182,206	66.2%
Ningbo Zhehua	31,228	11.7%	12,985	4.8%
Sutor TechnologyPRC	6,589	2.5%	3,912	1.4%

On a geographic basis, revenue generated from outside of China was $23.2 million, or 8.7% of the total revenue, for the six months ended December 31, 2013, as compared to $28.8 million, or 10.5% of the total revenue, for the same period in 2012. The decrease was mainly resulted from the timing of contract delivery for certain contracts signed during the second quarter of fiscal 2014.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $118.5million for the six months ended December 31, 2013, an increase of $42.5million, or 55.9%, from $76.0 million for the same period last year. The increase mainly resulted from higher revenue from sales of our HDG products in the first six months of fiscal 2014 than the same period last year.  It was largely due to the shift of certain HDG production from Jiangsu Cold-Rolled to Changsu Huaye. Revenue from our PPGI products decreased by approximately $1.8 million, or 8.1%, due to lower ASP of approximately 11.1%, and partially offset by higher sales volume of approximately 2.3%.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $111.1 million for the six months ended December 31, 2013, as compared at $182.2 million for the same period last year.  As discussed above, both the shift of certain production of HDG steel from Jiangsu Cold-Rolled to Changshu Huaye and significantly reduced sales of AP steel led to the declined segment revenue.

Revenue contributed by Ningbo Zhehua was $31.2 million for the six months ended December 31, 2013, an increase of $18.2 million, or 140.0%, from $13.0 million for the same period in 2012.  Approximately $5 million of the increased revenue was due to increased welded pipe manufacturing business and the rest resulted from a number of one-time trading transactions. To take advantage of the economy of scale, from time to time, we purchase a large amount of raw materials and then re-sell the extra ones.

Revenues contributed by Sutor Technology PRC were $6.6 million for the six months ended December 31, 2013, an increase of approximately $2.7 million from $3.9 million for the same period in 2012.  Currently Sutor Technology PRC primarily sells products manufactured by other subsidiaries of the Company. In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2013 decreased by $21.0 million, to $63.0 million, from $84.0 million in the same period in 2012.   The percentage of related parties revenue to the total revenue was 23.6% for the six months ended on December 31, 2013 as compared to 30.5% for the same period last year.

Cost of revenue. Cost of revenue decreased by $12.7 million, or 5.0%, to $241.6 million in the six months ended December 31, 2013, from $254.3 million in the same period in 2012. As a percentage of revenue, cost of revenue decreased to 90.3% in the six months ended December 31, 2013, as compared to 92.4% in the same period last year.  The decreased amount of the cost of revenue was primarily due to reduced product sales.

Gross profit and gross margin. Gross profit increased by $5.0 million to $25.8 million in the six months ended December 31, 2013, from $20.8 million in the same period in 2012. Gross margin was 9.7% for the six months ended December 31, 2013, as compared to 7.6% for the same period last year.  Reduced sales of low gross margin product like AP steel and increased sales of high margin PPGI steel led to overall higher margin of the Company for the period.

On a segment basis, gross margin for Changshu Huaye decreased to 12.2% in the six months ended December 31, 2013, from 12.4% in the same period last year, mainly because of reduced export sales. Exported products historically had the highest gross margin. Gross margin for Jiangsu Cold-Rolled increased to 8.9% in the six months ended December 31, 2013, from 6.2% in the same period last year, mainly due to reduced sales of low margin AP products. Gross margin for Ningbo Zhehua increased to 4.1% in the six months ended December 31, 2013, as compared to 3.6% in the same period in 2012, mainly because increased sales of welded steel pipes. Gross margin for Sutor Technology PRC was 4.2% in the six months ended December 31, 2013, as compared to 3.6% in the same period last year due to increased sales.

Total operating expenses. Our total operating expenses decreased by $0.1 million to $8.9 million in the six months ended December 31, 2013, from $9.0 million in the same period in 2012. As a percentage of revenue, our total operating expenses was 3.3% in the six months ended December 31, 2013, as compared with 3.3% in the same period in 2012.

Selling expenses. Our selling expenses decreased by $1.0 million to $3.3 million in the six months ended December 31, 2013, from $4.3 million in the same period in 2012. As a percentage of revenue, our selling expenses decreased to 1.3% for the six months ended December 31, 2013, from 1.6% for the same period last year.  The reduced selling expenses were due to reduced shipping, handling and miscellaneous expenses of approximately $0.9 million.  During the second quarter of fiscal 2014, we had less international sales and more products were transported through our local harbor in Changshu.

General and administrative expenses. General and administrative expenses increased by $0.8 million to $5.5million, or 2.1% of the total revenue, in the six months ended December 31, 2013, from $4.7 million, or 1.7% of the revenue, in the same period in 2012. The increased general and administrative expenses were primarily due to increased employee wages and benefits of approximately $0.3 million and higher professional service fees of approximately $0.2 million for the six months ended December 31, 2013 than in the same period last year.

Interest expense. Our interest expense decreased by $1.5 million to $4.4 million in the six months ended December 31, 2013, from $5.9 million in the same period in 2012. As a percentage of revenue, our interest expense was 1.6% of total revenue in the six months ended December 31, 2013, compared to 2.1% in the same period in 2012.  The decrease in interest expense was mainly attributable to reduced interest expenses of approximately $1.2 million on discounted bank notes.

Provision for income taxes. Our income tax expense increased to $3.0 million in the six months ended December 31, 2013, from $1.0 million of income tax in the same period last year, due to the higher taxable income and higher effective tax rate.  During the first six months of fiscal 2013, we received refund of income taxes for using certain domestic equipment which lowered the effective income tax rate.

Net income. Net income, without including the foreign currency translation adjustment, increased by $5.0 million, or 75.8%, to $11.6 million in the six months ended December 31, 2013, from $6.6 million in the same period in 2012, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities provided approximately $14.9 million of cash in the three months ended December 31, 2013. As of December 31, 2013, our total indebtedness to non-related parties under existing short-term loans was approximately $124.8 million. There was $3.5 million current portion of long-term loans. We had approximately $2.9 million long-term loans to non-related parties. As of December 31, 2013, we had an unused line of credit with banks of approximately $16.0 million (RMB 97.8 million) which entitled us to draw bank loans for general corporate purposes.

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

As of December 31, 2013, we had cash and cash equivalents (excluding restricted cash) of $12.5 million and restricted cash of $108.7 million.  The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$14,861	$6,201
Net cash (used in) investing activities	(11,625)	(7,552)
Net cash provided by financing activities	5,601	9,610
Effect of foreign currency translation on cash and cash equivalents	87	9
Net cash flows	8,924	8,268

Operating Activities

Net cash provided by operating activities was $14.9 million for the six months ended December 31, 2013, an increase of $8.7 million from $6.2 million net cash provided by operating activities for the same period last year. The increase in net cash provided by operating activities was primarily due to reduced prepayment of approximately $53.1 million to suppliers, increased account payable of $26.5 million, net income of $11.6 million, increased advances from customers of $10.5 million, and depreciation and amortization of $4.5 million, partially offset by the increased inventory of $61.1 million, increased restricted cash of $20.2 million and increased trade and notes receivable of $7.9 million. We paid more attention to balancing our account payable and receivable in an effort to maintain adequate liquidity. The recent inventory consisted of mostly raw steel materials.  From the first quarter to the second quarter of 2014, our inventory of finished goods increased by approximately $5.4 million.  We believe that we have adequate liquidity for the foreseeable future.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities was $11.6 million for the six months ended December 31, 2013, as compared to $7.6 million for the same period in 2012. The increase in net cash used in investing activities was primarily due to the purchase of plant and equipment of $7.8 million and payment for short-term investment of $3.3 million for the six months ended December 31, 2013.  As the construction of the new cold-rolling production line of 500,000-ton capacity has been completed, we anticipate a reduced need for capital expenditure for investing activities in the near future.

Financing Activities

Net cash provided by financing activities was $5.6 million for the six months ended December 31, 2013, as compared to $9.6 million provided by financial activities for the same period in 2012. The decrease in cash flow provided by financing activities was mainly due to proceeds from loans of $93.1 million and reduction in restricted cash of $21.5 million. The use of cash was primarily for repayment of loans of $110.5 million. We also conducted a private placement and raised approximately $1.5 million in the first quarter of fiscal 2014 to increase the public float of our common stock and diversify our shareholder base.

As of December 31, 2013, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial Bank of China, Changshu Branch	$3.27	2013-06-07	2014-06-03	None
Industrial and Commercial Bank of China, Changshu Branch	1.31	2013-06-20	2014-06-16	None
Industrial and Commercial Bank of China, Changshu Branch	3.60	2013-06-25	2014-06-24	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.22	2013-10-25	2014-04-23	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	6.54	2013-10-16	2014-10-15	None
Communications Bank of China, Changshu Branch	3.27	2013-11-04	2014-11-01	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.47	2013-11-18	2014-05-07	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.09	2013-12-16	2014-06-13	Jiangsu Cold-Rolled, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.31	2013-12-13	2014-06-10	Shanghai Huaye
Construction Bank of China, Changshu Branch	0.02	2013-08-07	2014-01-02	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.28	2013-09-30	2014-03-26	None
The Agricultural Bank of China, Changshu Branch	0.70	2013-09-30	2014-01-20	None
The Agricultural Bank of China, Changshu Branch	0.54	2013-09-30	2014-02-23	None
The Agricultural Bank of China, Changshu Branch	1.13	2013-09-30	2014-01-26	None
The Agricultural Bank of China, Changshu Branch	1.54	2013-09-30	2014-03-13	None
The Agricultural Bank of China, Changshu Branch	1.32	2013-09-30	2014-03-15	None
The Agricultural Bank of China, Changshu Branch	0.41	2013-09-30	2014-02-09	None
The Agricultural Bank of China, Changshu Branch	0.99	2013-12-27	2014-05-02	None
The Agricultural Bank of China, Changshu Branch	0.95	2013-12-27	2014-05-22	None
The Agricultural Bank of China, Changshu Branch	0.66	2013-12-27	2014-05-22	None
Communications Bank of China, Changshu Branch	3.54	2011-09-27	2014-09-11	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.65	2013-04-15	2014-04-11	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.62	2013-04-15	2014-04-11	Sutor Technology PRC
The Agricultural Bank of China, Changshu Branch	7.53	2013-07-24	2014-01-23	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.27	2013-08-13	2014-08-07	Changshu Huaye
The Agricultural Bank of China, Changshu Branch	6.54	2013-08-14	2014-02-12	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.25	2013-08-29	2014-02-25	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.25	2013-10-12	2014-04-11	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.83	2013-10-15	2014-04-14	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	5.56	2013-11-04	2014-04-24	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.64	2013-11-19	2014-05-16	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.45	2013-11-22	2014-05-20	Changshu Huaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.64	2013-12-19	2014-12-18	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.36	2013-12-03	2014-06-02	Changshu Huaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.27	2013-12-03	2014-06-02	Changshu Huaye, Shanghai Huaye
Lin, Guihua	2.86	2008-11-20	2016-12-31	None
Macao International Bank Co., LTD	7.44	2013-02-20	2014-02-12	Shanghai Huaye
Macao International Bank Co., LTD	5.26	2013-03-11	2014-03-02	Shanghai Huaye
Macao International Bank Co., LTD	4.80	2013-03-25	2014-03-24	Shanghai Huaye
Macao International Bank Co., LTD	5.11	2013-04-03	2014-03-24	Shanghai Huaye
Macao International Bank Co., LTD	1.73	2013-04-11	2014-04-03	Shanghai Huaye
Total	$131.2

* Calculated on the basis that $1 = RMB6.11
** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things.  We believe that we were in compliance with these debt covenants as of December 31, 2013.

In the coming twelve months, we will have approximately $128.4 million in bank loans that will mature.  We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Zhuo Wang and Mr. Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Wang and Mr. Zhou concluded that as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended December 31, 2013, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the second quarter of fiscal year 2014, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2014	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Zhuo Wang
Zhuo Wang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Naijiang Zhou
Naijiang Zhou, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

