Form 10-Q
period 2014-03-31
Sutor Technology Group LTD
filed 2014-05-14
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,661,429

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

 Period Ended March 31, 2014

i

PART I

FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$6,695,327	$3,601,385
Restricted cash	95,602,581	108,825,425
Short-term investments	13,791,537	-
Trade accounts and notes receivable, unrelated parties, net of allowance for doubtful accounts of $811,072 and $623,742, respectively	8,073,693	7,652,179
Trade accounts and notes receivable, related parties, net of allowance for doubtful accounts of nil, respectively	26,528,163	-
Other receivables and prepayments, net of allowance for doubtful accounts of $259,539 and $248,128, respectively	5,153,803	3,446,187
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $481,229 and $796,026, respectively	21,712,719	43,175,047
Advances to suppliers, related parties, net of allowance for doubtful accounts of nil, and net of right to offset (Note 12)	282,985,781	185,615,973
Inventories, net	91,592,944	52,377,135
Deferred tax assets	964,069	952,417
Total Current Assets	553,100,617	405,645,748
Non-current Assets:
Advances for purchase of long term assets	85,147	17,085,958
Property, plant and equipment, net	90,608,310	71,508,912
Intangible assets, net	3,586,585	3,074,372
Equity method investments	6,377,989	6,686,539
Total Non-current Assets	100,658,031	98,355,781
TOTAL ASSETS	$653,758,648	$504,001,529

 The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	March 31,	June 30,
	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$114,495,119	$138,968,845
Long-term loans, current portion	2,362,762	7,418,003
Accounts payable, unrelated parties	146,867,131	82,602,243
Accounts payable, related parties	61,773,624	20,162,069
Other payables and accrued expenses, unrelated parties	7,557,809	7,291,220
Other payables and accrued expenses, related parties	27,521,741	-
Advances from customers, unrelated parties	15,720,810	11,008,550
Advances from customers, related parties	15,920,149	-
Warrant liabilities	67,866	144,535
Total Current Liabilities	392,287,011	267,595,465
Non-Current Liabilities
Long-term loans, unrelated parties	2,859,995	1,180,877
Long-term loans, related parties	8,182,018	-
Total Non-current Liabilities	11,042,013	1,180,877
Total Liabilities	403,329,024	268,776,342

Commitments and Contingencies (Note 17)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of March 31, 2014 and June 30, 2013; issued: 42,252,267 and 40,965,602 shares as of March 31, 2014 and June 30, 2013.	42,252	40,965
Additional paid-in capital	43,584,827	41,793,142
Statutory reserves	20,426,971	20,426,971
Retained earnings	145,008,631	132,311,592
Accumulated other comprehensive income	42,018,453	41,304,026
Less: Treasury stock, at cost, 590,838 shares as of March 31, 2014 and June 30, 2013	(651,509)	(651,509)
Total Stockholders' Equity	250,429,624	235,225,187
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$653,758,648	$504,001,529

 The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenue:
Revenue from unrelated parties	$50,478,926	$83,729,219	$254,891,263	$274,802,236
Revenue from related parties	45,898,686	55,819,840	108,911,484	139,800,372
	96,377,612	139,549,059	363,802,747	414,602,608

Cost of Revenue
Cost of revenue from unrelated parties	(46,173,329)	(75,981,582)	(229,744,921)	(250,302,280)
Cost of revenue from related parties	(42,881,492)	(52,634,627)	(100,906,781)	(132,611,148)
	(89,054,821)	(128,616,209)	(330,651,702)	(382,913,428)

Gross Profit	7,322,791	10,932,850	33,151,045	31,689,180

Operating Expenses:

Selling expenses	(1,006,441)	(1,417,039)	(4,339,215)	(5,709,207)
General and administrative expenses	(2,687,763)	(2,490,828)	(8,216,753)	(7,170,901)
Total Operating Expenses	(3,694,204)	(3,907,867)	(12,555,968)	(12,880,108)
Income from Operations	3,628,587	7,024,983	20,595,077	18,809,072

Other Incomes/(Expenses):
Interest income	771,046	967,706	2,607,812	2,989,756
Interest expense	(1, 998,580)	(2,579,181)	(6,376,833)	(8,453,617)
Changes in fair value of warrant liabilities	143,567	(146,476)	76,669	(131,953)
Income from equity method investments	30,681	50,998	296,809	225,444
Other income	(90,919)	159,520	128,107	318,658
Other expense	(744,370)	72,639	(964,150)	(594,885)
Total Other Expenses, net	(1,888,575)	(1,474,794)	(4,231,586)	(5,646,597)

Income Before Taxes	1,740,012	5,550,189	16,363,491	13,162,475
Income tax expense	(626,356)	(1,670,169)	(3,666,452)	(2,674,778)
Net Income	$1,113,656	$3,880,020	$12,697,039	$10,487,697

Other Comprehensive Income:
Foreign currency translation adjustment	(2,422,686)	1,426,292	714,426	1,652,762
Comprehensive Income	$(1,309,030)	$5,306,312	$13,411,465	$12,140,459

Basic Earnings per Share	$0.03	$0.10	$0.31	$0.26
Diluted Earnings per Share	$0.03	$0.10	$0.31	$0.26

Basic Weighted Average Shares Outstanding	41,548,819	40,267,431	41,470,152	40,237,142
Diluted Weighted Average Shares Outstanding	41,548,819	40,267,431	41,470,152	40,237,142

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$12,697,039	$10,487,697
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	6,800,389	6,628,874
Provision/(reversal) for doubtful accounts	(121,322)	(711,175)
Stock based compensation	398,123	111,467
Foreign currency exchange gain	(37,907)	(145,186)
(Gain)/loss on disposal of property, plant and equipment	(11,075)	81,228
Interest income from short-term investments carried at amortized cost	-	(30,944)
Income from equity method investments	(296,809)	(225,444)
Deferred income taxes	(8,987)	(43,516)
Changes in fair value of warrant liabilities	(76,669)	131,953
Changes in current assets and liabilities:
Restricted cash	(7,926,735)	(14,483,765)
Trade accounts and notes receivable, unrelated parties	(588,183)	3,902,258
Trade accounts and notes receivable, related parties	(26,643,587)	-
Other receivable and prepayments	(1,821,968)	1,683,384
Advances to suppliers, unrelated parties	21,997,275	10,095,647
Advances to suppliers, related parties	(89,009,045)	(43,541,260)
Inventories	(38,600,780)	(14,134,383)
Accounts payable, unrelated parties	64,198,549	11,033,692
Accounts payable, related parties	41,735,109	13,431,063
Other payables and accrued expenses, unrelated parties	247,358	(1,133,841)
Other payables and accrued expenses, related parties	27,528,078	-
Advances from customers, unrelated parties	4,702,254	6,230,157
Advances from customers, related parties	15,989,417	-
Net Cash Provided by Operating Activities	31,150,524	(10,632,094)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(8,488,717)	(3,818,123)
Proceeds from disposal of property, plant and equipment	17,178	529,721
Purchase of intangible assets	(568,119)	(3,565,706)
Payments for short-term investments	(13,851,544)	-
Proceeds from sale of short-term investments	-	4,891,063
Payment for equity method investments	-	(6,190,476)
Net Cash Used In Investing Activities	(22,891,202)	(8,153,521)

Cash Flows from Financing Activities:
Proceeds from loans	93,219,276	117,233,696
Repayment of loans	(121,389,798)	(118,055,195)
Proceeds from issuance of common stock	1,500,000	-
Changes in restricted cash	21,517,459	28,556,205
Payments on repurchase of common stock	-	(43,841)
Net Cash Provided by Financing Activities	(5,153,063)	27,690,865

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,317)	96,169

Net Change in Cash and Cash Equivalents	3,093,942	9,001,419
Cash and Cash Equivalents at Beginning of Period	3,601,385	9,530,531
Cash and Cash Equivalents at End of Period	$6,695,327	$18,531,950

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties	$-	$10,696,709
Accounts payable for purchase of long-term assets	$110,393	$(887,250)
Advances for purchase of long-term assets	$17,123,508	$(472,332)

Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(7,256,280)	$(7,106,565)
Cash paid during the period for income tax	$(4,678,335)	$(2,339,344)

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

As of March 31, 2014, Sutor’s subsidiaries and affiliated company included the following entities:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	March 31, 2014	March 31, 2013	June 30, 2013
Closing RMB : USD exchange rate at the period end	6.1632	6.2741	6.1807
Average nine months RMB : USD exchange rate	6.1365	6.3000	n/a

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of March 31, 2014.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of March 31, 2014 and June 30, 2013, cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables were carried at cost on the condensed consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of March 31, 2014 and June 30, 2013 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of March 31, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$67,866	$-	$-	$211,433

	Balance as of June 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$144,535	$-	$-	$144,535

For a summary of changes in warrant liabilities for the three and nine months ended March 31, 2014, please see Note 14.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year ended June 30, 2013, the Company identified an error related to the classification between revenue from unrelated parties and revenue from related parties. Previously, the Company reported the revenue from the sales to a related party under revenue from nonrelated parties. In addition, the Company failed to disclose the purchases from this related party as related party transaction. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any of its prior annual or interim financial statements. As a result, the Company elected to revise its previously issued consolidated financial statements the next time they are filed as permitted in SEC’s Staff Accounting Bulletin No.108 (“SAB 108”) regarding immaterial revisions. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the errors will be revised. The Company has revised the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2013 included herein to reflect the correct numbers. The impact of correcting this error on net income as reported for the three and nine months ended March 31, 2013 was nil.

The Company has improved its internal control and implemented a new control for the identification of related parties in order to prevent similar errors in future.

Set out below are the line items within the consolidated statement of operations for the three and nine months ended March 31, 2013 that have been affected by the revisions. The revisions had no impact on the Company’s consolidated balance sheets or consolidated statements of cash flows.

	For the three months ended March 31, 2013
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Revenue from unrelated parties	$84,994,226	$(1,265,007)	$83,729,219
Revenue from related parties	54,554,833	1,265,007	55,819,840
Cost of revenue from unrelated parties	(77,127,522)	1,145,940	(75,981,582)
Cost of revenue from related parties	(51,488,687)	(1,145,940)	(52,634,627)

	For the nine months ended March 31, 2013
	Previously reported	Adjustments	Revised
Consolidated Statement of Operations

Revenue from unrelated parties	$280,587,798	$(5,785,562)	$274,802,236
Revenue from related parties	134,014,810	5,785,562	139,800,372
Cost of revenue from unrelated parties	(255,617,288)	5,315,008	(250,302,280)
Cost of revenue from related parties	(127,296,140)	(5,315,008)	(132,611,148)

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT-TERM INVESTMENTS

Short-term investments as of March 31, 2014 consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities
- Time deposits	$13,791,537	$-	$13,791,537

As of March 31, 2014, $10.5 million of the Company’s short-term investments were pledged to banks to secure the loan granted to the Company (Note 10), and $3.3 million of the Company’s short-term investments were pledged to banks to secure the notes payable issued by the Company.

The following table summarizes the movement of short-term investments for the nine month ended March 31, 2014:

Amount
As of June 30, 2013	-
Payment for time deposits	13,851,544
Foreign currency translation adjustment	(60,007)
As of March 31, 2014	$13,791,537

NOTE 5 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments as of March 31, 2014 and June 30, 2013 consisted of the following:

	March 31,	June 30,
	2014	2013
Tax recoverable	$1,729,942	$-
Prepaid expenses	30,907	136,058
Other receivables	3,652,493	3,558,257
	5,413,342	3,694,315
Less: allowance for doubtful accounts	(259,539)	(248,128)
Other receivables and prepayments, net	$5,153,803	$3,446,187

NOTE 6 – INVENTORIES

Inventories as of March 31, 2014 and June 30, 2013 consisted of the following:

	March 31,	June 30,
	2014	2013
Raw materials	$67,047,803	$28,844,850
Finished goods	24,807,345	23,793,747
	91,855,148	52,638,597
Less: allowance for obsolescence	(262,204)	(261,462)
Inventories, net	$91,592,944	$52,377,135

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2014 and June 30, 2013 consisted of the following:

	March 31,	June 30,
	2014	2013
Buildings and plant	$46,961,180	$46,704,868
Machinery	73,572,574	73,096,228
Vehicles	668,363	471,456
Office and other equipment	1,724,824	1,346,734
	122,926,941	121,619,286
Less: accumulated depreciation	(60,492,650)	(53,682,239)
	62,434,291	67,937,047
Construction in progress	28,174,019	3,571,865
Property, Plant and Equipment, net	$90,608,310	$71,508,912

As of March 31, 2014 and June 30, 2013, certain of the Company’s property, plant and equipment amounted to approximately $41 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 10).

Depreciation expense for the three months ended March 31, 2014 and 2013 was $2,267,712 and $2,180,003, respectively.

Depreciation expense for the nine months ended March 31, 2014 and 2013 was $6,737,944 and $6,506,727, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2014 and June 30, 2013 consisted of the following:

	March 31,	June 30,
	2014	2013
Cost	$4,333,483	$3,757,157
Less: Accumulated amortization	(746,898)	(682,785)
Intangible Assets, net	$3,586,585	$3,074,372

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended March 31, 2014 and 2013 was $21,823 and $40,883, respectively. Amortization expense for the nine months ended March 31, 2014 and 2013 was $62,445 and $122,147, respectively.

As of March 31, 2014 and June 30, 2013, certain of the Company’s intangible assets amounted to approximately $2.8 million and $2.9 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 10).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2014	$21,667
For the year ending June 30, 2015	86,670
For the year ending June 30, 2016	86,670
For the year ending June 30, 2017	86,670
For the year ending June 30, 2018	86,670
For the year ending June 30, 2019 and thereafter	3,218,238
Total	$3,586,585

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

	Balance as of June 30, 2013	Share of income	Dividend received	Translation difference	Balance as of March 31, 2014
Equity interest in CRM Suzhou	6,686,539	296,809	(627,048)	21,689	6,377,989

NOTE 10 – LOANS

Loans are as follows as of the respective balance sheet dates:

	March 31,	June 30,
	2014	2013
Short-term loans	$114,495,119	$138,968,845
Long-term loans, current portion	2,362,762	7,418,003
	116,857,881	146,386,848
Long-term loans, non-current portion	11,042,013	1,180,877
Total loans	$127,899,894	$147,567,725

The short-term loans outstanding as of March 31, 2014 and June 30, 2013 bore a weighted average interest rate of 5.50% and 5.11% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of March 31, 2014 and June 30, 2013 bore a weighted average interest rate of 5.17% and 7.10% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of more than one year to three years.

Short-term loans as of March 31, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by a related party	$52,894,600
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	25,149,274
Guaranteed by the Company's property, plant and equipment	16,874,351
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	10,000,000
Guaranteed by the Company's trade accounts receivable	6,169,574
Jointly guaranteed by (i) a related party, and (ii) the Company's trade accounts receivable	2,758,307
Unsecured	649,013
Total short-term loans	$114,495,119

Short-term loans as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$45,464,106
Guaranteed by a related party	40,351,593
Guaranteed by the Company's property, plant and equipment	28,152,151
Guaranteed by the Company's cash deposit	10,000,000
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	5,500,995
Total short-term loans	$138,968,845

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOANS - continued

Long-term loans, current portion as of March 31, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$2,362,762

Long-term loans, current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	4,558,008
Unsecured	2,859,995
Total long-term loans, current portion	$7,418,003

An amount of $2,362,762 and $7,418,003 has been reclassified from long-term loans, non-current to long-term loans, current as of March 31, 2014 and June 30, 2013, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of March 31, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$11,042,013

Long-term loans, non-current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$1,180,877

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of March 31, 2014, and will continue to comply with them.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11– STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
Nine Months Ended March 31, 2013	Number	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Treasury Stock	Total

Balance as of June 30, 2012	40,805,602	$40,805	$41,344,306	$18,100,361	$117,732,738	$35,622,241	$(607,668)	$212,232,783
Stock-based compensation	60,000	60	111,407	-		-	-	111,467
Net income for the year	-	-	-	-	10,487,697	-	-	10,487,697
Foreign currency translation adjustment	-	-	-	-	-	1,652,762	-	1,652,762
Repurchase of common stock	-	-	-	-	-	-	(43,841)	(43,841)
Balance as of March 31, 2013	40,865,602	$40,865	$41,455,713	$18,100,361	$128,220,435	$37,275,003	$(651,509)	$224,440,868

						Accumulated
	Common Stock		Additional			Other
Nine Months Ended March 31, 2014	Number	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Treasury Stock	Total

Balance as of June 30, 2012	40,965,602	$40,965	$41,793,142	$20,426,971	$132,311,592	$41,304,026	$(651,509)	$235,225,187
Issuance of common stock	1,041,665	1,042	1,498,958	-	-	-	-	1,500,000
Stock-based compensation	245,000	245	292,727	-		-	-	292,972
Net income for the year	-	-	-	-	12,697,039	-	-	12,697,039
Foreign currency translation adjustment	-	-	-	-	-	714,426	-	714,426
Balance as of March 31, 2014	42,252,267	$42,252	$43,584,827	$20,426,971	$145,008,631	$42,018,452	$(651,509)	$250,429,624

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye Iron&Steel Group Co., Ltd. (“Shanghai Huaye”) and its subsidiaries, which were ultimately controlled by the same party as the Company; and CRM Suzhou, which is the Company’s equity investee.

Related Party Activities

	For the Three Months Ended		For the Nine Month Ended
	March 31,		March 31,
	2014	2013	2014	2013
Sales to Shanghai Huaye and its subsidiaries	$45,898,686	$55,819,840	$108,911,484	$139,800,372
Purchases from Shanghai Huaye and its subsidiaries	23,463,112	75,618,422	169,345,170	221,817,578
Purchases from CRM Suzhou	4,331,213	-	31,247,299	-
Rental fees to Shanghai Huaye and its subsidiaries	39,228	38,205	117,331	114,286
Interest expenses to Shanghai Huaye	83,860	83,860	255,307	255,307

Period-End Related Party Balances

	March 31,	June 30,
	2014	2013
Trade accounts and notes receivables	$26,528,163	$-
Advances to suppliers	282,985,781	185,615,973
Accounts payable	61,773,624	20,162,069
Other payables and accrued expenses	27,521,741	-
Long-term loans	8,182,018	-

The amounts charged for products to the Company by Shanghai Huaye and its subsidiaries under the same pricing, terms and conditions as those charged to third parties. Different to nonrelated party suppliers, the Company does not have to enter into a long-term contract with related party suppliers in which case is more flexible for the Company.

Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from Shanghai Huaye and its subsidiaries as of June 30, 2013 have been netted due to the right of offset through agreements with these related parties. Below is a summary of the gross balances before the offset. No such offset as of March 31, 2014.

June 30,
2013
Trade accounts receivable	$14,074,297
Notes receivable	16,796,650
Other receivables	4,062,751
Advances to suppliers	244,337,862
Accounts payable	(155,322)
Notes payable	(83,081,204)
Other payables	(1,331,079)
Advances from customers	(623,007)
Short-term borrowings	(8,182,018)
Accrued expenses	(1,961,940)
Netted balance	183,936,990

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The Company has total income tax of $626,356 and $3,666,452 for the three and nine months ended March 31, 2014, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three and nine months ended March 31, 2014.

The Company’s effective tax rates were 36% and 30% for the three months ended March 31, 2014 and 2013, respectively and 22% and 20% for the nine months ended March 31, 2014 and 2013. The change in effective tax rate for the three months ended March 31, 2014 was mainly resulted from the valuation allowance provided for deferred tax assets of the entities incurred losses. No significant change for the effective tax rate for the nine months ended March 31, 2014.

NOTE 14 – WARRANTS

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	March 31, 2014	June 30, 2013
	Quarter end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$1.82	$1.52
Exercise price	$3.76	$3.76
Estimated Term (Year)	0.94	1.67
Expected volatility	65.00%	75.40%
Risk-free rate	0.13%	0.36%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$67,866	$144,535

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the changes in estimated fair value for the nine months ended March 31, 2014 and the year ended June 30, 2013:

Estimated Fair Value
Balance as of June 30, 2012	$47,404
Changes in fair value	97,131
Balance as of June 30, 2013	144,535

Estimated Fair Value
Balance as of June 30, 2013	144,535
Changes in fair value	(76,669)
Balance as of March 31, 2014	$67,866

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCK-BASED COMPENSATION

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

On January 7, 2014, the Company granted seven employees 135,000 shares of restricted common stock with a grant date fair value of $1.85 per share as part of their remuneration for the service commencing January 7, 2014 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

On February 10, 2014, the Company granted a director 10,000 shares of restricted common stock with a grant date fair value of $1.93 per share as part of his remuneration for the service commencing February 10, 2014 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $63,886 and $24,248, respectively. Stock-based compensation expense for the nine months ended March 31, 2014 and 2013 was $98,972 and $63,685, respectively. The remaining $209,503 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at March 31, 2014 is $245,700.

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

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 were $95,917 and nil, respectively. Stock-based compensation expense for the nine months ended March 31, 2014 and 2013 were $299,151 and nil, respectively. The remaining $30,907 stock-based compensation will be expensed over the remainder of the one year service period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCK-BASED COMPENSATION - continued

Options to employees

There were 105,000 options outstanding as of March 31, 2014 and June 30, 2013, respectively, under 2009 Equity Incentive Plan. Stock-based compensation expense for the three months ended March 31, 2014 and 2013 on the stock options were nil and $15,695, respectively. Stock-based compensation expense for the nine months ended March 31, 2014 and 2013 on the stock options were nil and $47,782, respectively.  The remaining stock-based compensation expenses of the stock options was nil as of March 31, 2014.

The following table summarizes the options activity for the nine months ended March 31, 2014:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2013	105,000	2.71	1.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2014	105,000	$2.71	1.11	$-

Both of total intrinsic value of stock options outstanding as of March 31, 2014 and June 30, 2013 was nil.

NOTE 16 – EARNINGS PER SHARE

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

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income attributable to the common stockholders	$1,113,656	$3,880,020	$12,697,039	$10,487,697

Basic weighted-average common shares outstanding	41,548,819	40,267,431	41,470,152	40,237,142
Dilutive effect of warrants and options	-	-	-	-
Diluted weighted-average common shares outstanding	41,548,819	40,267,431	41,470,152	40,237,142

Earnings per share:
Basic	$0.03	$0.10	$0.31	$0.26
Diluted	$0.03	$0.10	$0.31	$0.26

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during as of March 31, 2014 and June 30, 2013, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of March 31, 2014, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2014	38,941
For the year ending June 30, 2015	155,763
For the year ending June 30, 2016	155,763
For the year ending June 30, 2017	155,763
For the year ending June 30, 2018	155,763
For the year ending June 30, 2019 and thereafter	804,777
Total	$1,466,770

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of March 31, 2014 and June 30, 2013, the Company had purchase obligations totaled $3,435,569 and $5,627,858, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2014.

NOTE 18 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of March 31, 2014 and June 30, 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 47.6% and 40.0% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended March 31, 2014 and 2013, respectively; 29.9% and 33.7% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the nine months ended March 31, 2014 and 2013, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 48.5% and 49.7% of the Company’s total purchases for the three months ended March 31, 2014 and 2013, respectively; an aggregate of 38.9% and 48.0% of the Company’s total purchases for the nine months ended March 31, 2014 and 2013, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION

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

Certain segment information is presented below:

As of March 31, 2014 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$17,462,739	$26,546,237	$5,320,542	$1,149,408	$-	$50,478,926
Revenue from related parties	12,163,612	29,432,804	4,302,262	8	-	45,898,686
Revenue from other operating segments	14,258,925	18,817,785	2,417,842	5	(35,494,557)	-
Total operating expenses	1,717,399	564,678	946,003	207,449	258,675	3,694,204
Interest income	184,985	568,092	17,846	99	24	771,046
Interest expense	537,624	917,530	26,149	-	517,277	1,998,580
Depreciation and amortization expense	614,440	1,277,438	260,371	137,286	-	2,289,535
Income tax expense	11,295	598,787	16,274	-	-	626,356
Net segment profit/(loss)	(200,915)	1,824,468	48,821	(84,012)	(474,706)	1,113,656
Capital expenditures	96,434	1,169,214	9,945	-	-	1,275,593
Segment assets	290,910,682	$398,267,232	$54,799,089	$32,795,065	$(123,013,420)	$653,758,648

As of March 31, 2013 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$19,186,646	$55,520,326	$7,299,004	$1,723,243	$-	$83,729,219
Revenue from related parties	14,605,106	41,214,734	-	-	-	55,819,840
Revenue from other operating segments	1,812,361	16,339,487	-	-	(18,151,848)	-
Total operating expenses	1,825,738	1,025,929	678,345	201,304	176,551	3,907,867
Interest income	537,007	342,590	88,024	80	5	967,706
Interest expense	501,139	1,457,147	24,300	-	596,595	2,579,181
Depreciation and amortization expense	587,388	1,302,420	241,827	133,709	(44,507)	2,220,837
Income tax expense	427,536	963,702	278,931	-	-	1,670,169
Net segment profit/(loss)	1,672,661	2,946,251	298,031	(85,156)	(951,767)	3,880,020
Capital expenditures, net of VAT refunds	544	668,645	5,661	-	-	674,850
Segment assets	$239,166,787	$353,806,897	$36,787,588	$33,327,808	$(188,172,092)	$474,916,988

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION - continued

As of March 31, 2014 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$118,105,263	$105,457,293	$23,595,479	$7,733,228	$-	$254,891,263
Revenue from related parties	30,008,833	61,642,191	17,254,876	5,584	-	108,911,484
Revenue from other operating segments	20,911,745	74,147,693	4,834,082	3,424	(99,896,944)	-
Total operating expenses	6,872,288	2,139,941	2,141,529	688,684	713,526	12,555,968
Interest income	1,004,622	1,479,012	123,472	356	350	2,607,812
Interest expense	1,459,421	3,697,749	76,356	-	1,143,307	6,376,833
Depreciation and amortization expense	1,807,431	3,817,787	764,542	410,629	-	6,800,389
Income tax expense	1,349,303	2,308,668	8,481	-		3,666,452
Net segment profit/(loss)	7,510,974	7,240,805	25,444	(292,430)	(1,787,754)	12,697,039
Capital expenditures	2,488,463	5,954,744	103,039	-	-	8,546,246
Segment assets	$290,910,682	$398,267,232	$54,799,089	$32,795,065	$(123,013,420)	$653,758,648

As of March 31, 2013 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue	$91,359,458	$157,516,573	$20,284,200	$5,635,251	$6,754	$274,802,236
Revenue from related parties	18,375,765	121,424,607	-	-		139,800,372
Revenue from other operating segments	13,291,525	66,356,819	-	-	(79,648,344)	-
Total operating expenses	6,907,175	3,067,938	1,769,001	627,528	508,466	12,880,108
Interest income	1,704,546	1,076,817	208,080	298	15	2,989,756
Interest expense	1,405,858	5,635,120	98,365	-	1,314,274	8,453,617
Depreciation and amortization expense	1,726,187	3,788,208	714,506	399,973		6,628,874
Income tax expense/(benefit)	675,368	2,046,275	(46,865)	-		2,674,778
Net segment profit/(loss)	3,762,451	9,239,457	(147,291)	(334,807)	(2,032,113)	10,487,697
Capital expenditures, net of VAT refunds	377,458	2,175,800	3,924,326	-		6,477,584
Segment assets	$239,166,787	$353,806,897	$36,787,588	$33,327,808	$(188,172,092)	$474,916,988

NOTE 20 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Geographic Area	2014	2013	2014	2013
People's Republic of China	$92,535,229	$129,660,049	$336,762,661	$375,926,020
Other Countries	3,842,383	9,889,010	27,040,086	38,676,588
Total	$96,377,612	$139,549,059	$363,802,747	$414,602,608

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview of Quarterly Results

In the third quarter of fiscal 2014, our revenue decreased 30.9% from $139.5 million to $96.4 million, or $43.1 million, as compared with the same period last year primarily due to the reduced revenue of approximately $34.6 million from our AP products. In addition, sales of cold-rolled steel decreased by approximately $7 million primarily due to reduced demand by downstream steel processing companies facing declining steel prices. Revenue from other lines of products was relatively stable. During the third quarter of fiscal 2014, we produced 103,686 tons of AP steel and all of them were used internally for further processing. As the first stage of steel processing and being of low gross margin, acid-pickling historically had limited contribution to the Company’s gross profits. In general, depending on the requirements of our customers, production scheduling and market conditions, we may use our AP products for the next stage of processing or sell them directly to the customers. We intend to reduce sales of AP steel in order to minimize the recent quarterly significant change in revenue and to improve the gross margin of the total sales. Our overall capacity utilization was approximately 67.9% for the third quarter of fiscal 2014 as compared with 75.3% for the same period last year.

During the third quarter of fiscal 2014, our international sales accounted for approximately 4.0% of our total revenue, or $3.8 million, as compared with 7.1% of the total revenue, or $9.9 million, for the same period last year. As domestic steel prices had been in a declining trend, some customers cut back their purchases in anticipation of lower prices in the coming months. Further, in a tight liquidity environment, we reduced sales to international customers who required our financing (long-term letters of credit) to complete the transactions.

To cope with the weak steel prices and reduced demand for steel products, we reduced our price to promote sales. During the third quarter of fiscal 2014, the average sales price for our HDG products decreased by approximately 9.7% as compared with the same period last year. As a result, while sales volume of our HDG steel increased approximately 6.9%, the revenue actually decreased by approximately 1%. The gross margin for our HDG steel was approximately 6.6% in the third quarter of fiscal 2014 as compared to approximately 9.9% in the same period last year. We anticipate the steel industry will start to show improved performance towards the end of calendar year 2014.

As a result, our net income reduced 71.8% to $1.1 million in the third quarter of fiscal 2014 from $3.9 million in the same period last year.

The following summarizes the major financial information for the third fiscal quarter:

•	Revenue: Revenue was $96.4 million for the three months ended March 31, 2014, a decrease of $43.1 million, or 30.9%, from $139.5 million for the same period last year.

•	Gross profit and margin: Gross profit was $7.3 million for the three months ended March 31, 2014, as compared to $10.9 million for the same period last year. Gross margin was7.6% for the three months ended March 31, 2014, as compared to 7.8% for the same period last year.

•	Net income: Net income was $1.1 million for the three months ended March 31, 2014, a decrease of $2.8 million, or 71.8%, from $3.9 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0.03 for the three months ended March 31, 2014, as compared to approximately $0.10 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology PRC. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Sutor Technology PRC is intended to cover R&D operations of the Company and so far had limited trading operations. See Note 19, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

In the three months ended March 31, 2014 and 2013, Changshu Huaye generated revenue of $29.6 million and $33.8 million, which represented 30.7% and 24.2% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $56.0 million and $96.7 million in the three months ended March 31, 2014 and 2013, which represented 58.1% and 69.3% of our total revenue, respectively. In the three months ended March 31, 2014 and 2013, Ningbo Zhehua generated revenue of $9.6 million and $7.3 million, which represented 10.0% and 5.2% of our total revenue, respectively. In addition, in the three months ended March 31, 2014 and 2013, Sutor Technology PRC generated revenue of $1.1 million and $1.7 million, which represented 1.2% and 1.3% of our total revenue, respectively.

A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 47.6% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2014, as compared to 40.0% last year. We intend to expand our own sales channel in an effort to gain more end customers and to build brand value. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network to increase market reach.

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

In the three months ended March 31, 2014, approximately $23.5 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended March 31, 2014, gross margin for domestic and international sales was 5.3% and 24.7%, respectively, as compared with 7.5% and 13.3%, respectively, in the same period last year. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 8.2%, 6.5% and 10.6%, respectively. Sutor Technology PRC has a gross margin of approximately 10.8% for the third quarter of fiscal 2014.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$50,479	52.4%	$83,729	60.0%
Revenue from related parties	45,899	47.6%	55,820	40.0%
Total	96,378	100.0%	139,549	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	46,174	47.9%	75,981	54.5%
Cost of revenue from related parties	42,881	44.5%	52,635	37.7%
Total	89,055	92.4%	128,616	92.2%
Gross Profit	7,323	7.6%	10,933	7.8%
Operating Expenses
Selling expense	1,006	1.0%	1,417	1.0%
General and administrative expense	2,688	2.8%	2,491	1.8%
Total Operating Expenses	3,694	3.8%	3,908	2.8%
Income from Operations	3,629	3.8%	7,025	5.0%
Other Income (Expense)
Interest income	771	0.8%	968	0.7%
Other income	(91)	(0.1)%	159	0.1%
Interest expense	(1,999)	(2.1)%	(2,579)	(1.8)%
Other expense	(744)	(0.8)%	73	0.1%
Changes in fair value of warrant liabilities	143	0.2%	(147)	(0.1)%
Income from equity method investments	31	0.0%	51	0.0%
Total Other Income (Expense)	(1,889)	(2.0)%	(1,475)	(1.0)%
Income Before Taxes	1,740	1.8%	5,550	4.0%
Income tax (expense)/benefit	(626)	(0.7)%	(1,670)	(1.2)%
Net Income	$1,114	1.1%	$3,880	2.8%

Revenue. For the three months ended March 31, 2014, revenue was $96.4 million, compared to $139.5 million for the same period last year, a decrease of $43.1 million, or 30.9%. The decrease was mainly attributable to the reduced revenue of approximately $34.6 million from our AP steel products. Except for limited fee-based processing services for acid pickled products, we did not sell any AP steel products. Instead, the AP products were used internally for further processing. Historically AP steel had a gross margin of about 3%. Reduced sales of this product can help improve our overall gross margin. Our strategy is to phase out sales of low margin products like AP steel and focus on high margin and high growth products. In addition, reduced sales of cold-rolled steel products of approximately $7.0 million also contributed to the overall decrease in our revenue during the third quarter of fiscal 2014.

During the third quarter of fiscal 2014, the Chinese GDP grew by 7.4%, one of the lowest growth rates in recent years, and certain sectors experienced significant difficulties. During the third quarter of fiscal 2014, the prices of steel products reached a multi-year low level as the Chinese steel industry was undergoing transition to improve performance and due to reduced economic activities in several sectors. Many of Sutor’s customers are small and medium-sized downstream manufacturers and some are steel trading companies. To minimize the risks, some of them reduced procurements and others took a wait-and-see approach.

We believe we are exposed to an economic slowdown, which may remain for some time. As the on-going economic restructuring begins to yield positive results and China’s economy resumes its upward trajectory, we anticipate the performance of the Chinese industrial sectors will start to improve.

The following table sets forth revenue by geography and by business segments for the three months ended March 31, 2014 and 2013.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$92,535	96.0%	$129,660	92.9%
Other Countries	3,843	4.0%	9,889	7.1%

Segment Data
Changshu Huaye	$29,627	30.7%	$33,792	24.2%
Jiangsu Cold-Rolled	55,979	58.1%	96,735	69.3%
Ningbo Zhehua	9,623	10.0%	7,299	5.2%
Sutor Technology	1,149	1.2%	1,723	1.3%

On a geographic basis, revenue generated from outside of China was $3.8 million, or 4.0% of the total revenue, for the three months ended March 31, 2014, as compared to $9.9 million, or 7.1% of the total revenue, for the same period in 2013. The decrease was mainly resulted from the fact the rapid decline in steel prices in the last quarter affected some customers’ purchase patterns. Some customers have reduced their purchases in anticipation of lower steel prices in the coming months while others have taken a wait-and-see approached to minimize risks. Further, in order to maintain liquidity, we reduced sales to customers who required our financing (long-term letters of credit) to complete the transactions. This applied to both domestic and international customers.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $29.6 million for the three months ended March 31, 2014, a decrease of $4.2 million, or 12.4%, from $33.8 million for the same period last year. The decrease mainly resulted from lower average selling prices (ASP) in the third quarter of fiscal 2014 than the same period last year. While the sales volumes of HDG at Changshu Huaye decreased 4.4% and those of PPGI increased 6.7%, their ASP reduced 11.5% and 11.0%, respectively. The reduction in the ASP was due to both lower costs of raw materials and our marketing efforts to retain customers.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $56.0 million for the three months ended March 31, 2014, as compared at $96.7 million for the same period last year, a reduction of $40.7 million. The change was primarily due to the reduced revenue of approximately $34.6 million from our AP steel and $7 million from our cold-rolled steel. The former was the result of our on-going practice of reducing sales of lower-margin products like AP steel and the latter was partially due to recently softened market demand attributable to dramatic decline in the prices of certain steel products in the last quarter. During the quarter ended on March 31, 2014, Jiangsu Cold-Rolled produced 103,686 tons of AP steel and all of them were used internally.

Revenue contributed by Ningbo Zhehua was $9.6million for the three months ended March 31, 2014, an increase of $2.3 million, or 31.5%, from $7.3 million for the same period in 2013, primarily resulting from a number of trading transaction activities. Revenue from its steel pipe manufacturing business contributed approximately $5.2 million to the total revenue, resulted from the delayed shipment. Due to the rainy weather in Eastern China and Chinese New Year Holidays in the third quarter of fiscal 2014, most project contractors postponed their construction schedule. To expand our market share, we are exploring our products’ applications in such areas as urban water transportation and waste water recycling to diversify our customer base and seek new growth.

Revenues contributed by Sutor Technology PRC were $1.1 million for the three months ended March 31, 2014, a decrease of approximately $0.6 million from $1.7 million for the same period in 2013. Currently Sutor Technology PRC primarily sells products manufactured by other subsidiaries of the Company and it has limited operations.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2014 decreased by $33.2 million, or 39.7%, to $50.5 million, from $83.7 million in the same period in 2013.

Cost of revenue. Cost of revenue decreased by $39.5 million, or 30.7%, to $89.1 million in the three months ended March 31, 2014, from $128.6 million in the same period in 2013. As a percentage of revenue, cost of revenue increased to 92.4% in the three months ended March 31, 2014, as compared to 92.2% in the same period last year. The decreased dollar amount of the cost of revenue was generally in line with the decreased revenue.

Gross profit and gross margin. Gross profit decreased by $3.6 million to $7.3 million in the three months ended March 31, 2014, from $10.9 million in the same period in 2013. Gross profit as a percentage of revenue (gross margin) was 7.6% for the three months ended March 31, 2014, as compared to 7.8% for the same period last year. The decreased gross margin was primarily due to decreased gross margin for our HDG steel which contributed to approximately 70% of the total revenue. During the quarter ended March 31, 2014, the gross margin of our HDG steel was 6.6% as compared with approximately 9.9% for the same period last year. Recently weakened market demand for steel products, declined ASP and reduced export sales compressed our product gross margins.

On a segment basis, gross margin for Changshu Huaye decreased to approximately8.2% in the three months ended March 31, 2014, from 13.3% in the same period last year, mainly because of reduced gross margin for HDG steel for the reasons discussed above. Gross margin for Jiangsu Cold-Rolled increased to 6.5% in the three months ended March 31, 2014, from 5.6% in the same period last year, mainly due to reduced sales of AP steel. AP steel historically had the lowest gross margin among all our products. Gross margin for Ningbo Zhehua decreased to 10.6% in the three months ended March 31, 2014, as compared to 14.9% in the same period in 2013, mainly because of reduced sales of steel pipe products as the Company continued to seek opportunities to enter new markets outside of the traditional infrastructure investments. Gross margin for Sutor Technology PRC was 10.8% in the three months ended March 31, 2014, as compared to 6.6% in the same period last year.

Total operating expenses. Our total operating expenses decreased by $0.2 million to $3.7 million in the three months ended March 31, 2014, from $3.9 million in the same period in 2013. As a percentage of revenue, our total operating expenses increased to 3.8% in the three months ended March 31, 2014, from 2.8% in the same period in 2013.

Selling expenses. Our selling expenses decreased by $0.4 million to $1.0 million in the three months ended March 31, 2014, from $1.4 million in the same period in 2013. As a percentage of revenue, our selling expenses was approximately 1.0% for the three months ended March 31, 2014, as compared with approximately 1.0% for the same period last year. The reduced dollar amount of selling expenses was primarily due to reduced shipping and handling expenses of approximately $0.4 million due to lower sales volumes, particularly our international sales.

General and administrative expenses. General and administrative expenses increased by $0.2 million to $2.7million, or 2.8% of the total revenue, in the three months ended March 31, 2014, from $2.5 million, or 1.8% of the revenue, in the same period in 2013. The increased general and administrative expenses were primarily due to higher employee benefits of approximately $0.14 million.

Interest expense. Our interest expense decreased by $0.6 million to $2.0 million in the three months ended March 31, 2014, from $2.6 million in the same period in 2013. As a percentage of revenue, our interest expense was2.1% of the total revenue in the three months ended March 31, 2014, compared to 1.8% in the same period in 2013. The reduced interest expenses were primarily due to reduced interest expenses on discounted bank notes.

Provision for income taxes. Our income tax expense decreased to $0.6million in the three months ended March 31, 2014,from $1.7 million of income tax taxes in the same period last year, due to lower taxable income and valuation allowance provided for the entities that incurred losses.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $2.8 million, or 71.8%, to $1.1 million in the three months ended March 31, 2014, from $3.9 million in the same period in 2013, as a cumulative result of the above factors.

Comparison of Nine Months Ended March 31, 2014 and March 31, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2014		Nine Months Ended March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue from unrelated parties	$254,891	70.1%	$274,802	66.3%
Revenue from related parties	108,912	29.9%	139,800	33.7%
Total	363,803	100.0%	414,602	100.0%
Cost of Revenue
Cost of revenue from unrelated parties	229,745	63.2%	250,302	60.4%
Cost of revenue from related parties	100,907	27.7%	132,611	32.0%
Total	330,652	90.9%	382,913	92.4%
Gross Profit	33,151	9.1%	31,689	7.6%
Operating Expenses
Selling expense	4,339	1.2%	5,709	1.4%
General and administrative expense	8,217	2.2%	7,171	1.7%
Total Operating Expenses	12,556	3.4%	12,880	3.1%
Income from Operations	20,595	5.7%	18,809	4.5%
Other Income (Expense)
Interest income	2,608	0.7%	2,990	0.7%
Other income	128	0.1%	319	-
Interest expense	(6,377)	(1.8)%	(8,454)	(2.0)%
Other expense	(964)	(0.3)%	(595)	(0.1)%
Income from equity method investments	77	-	(132)	-
Equity in gains of affiliated company	296	0.1%	225	-
Total Other Income (Expense)	(4,232)	(1.2)%	(5,647)	(1.4)%
Income Before Taxes	16,363	4.5%	13,162	3.1%
Income tax (expense)/benefit	(3,666)	(1.0)%	(2,674)	(0.6)%
Net Income	$12,697	3.5%	$10,488	2.5%

Revenue. For the nine months ended March 31, 2014, revenue was $363.8 million, compared to $414.6 million for the same period last year, a decrease of $50.8 million, or 12.2%. The decrease was mainly attributable to reduced revenue of approximately $68 million and $14.4 million from our AP steel and cold-rolled steel, respectively. AP steel historically had the lowest gross margin among all our products. We intend to sell more high-end products to improve the overall gross margin of the Company. Further, revenue from our HDG steel increased approximately $24 million in the third quarter of fiscal 2014 than the same period last year, with the majority of the higher HDG sales coming from our new Galvalume products. We started the commercial production of Galvalume steel in the fourth quarter of fiscal 2013 and have seen consistent growth for the last four quarters. So far they have generated approximately $20.9 million in total revenue and their contribution to the Company’s total revenue is still very limited.

The following table sets forth revenue by geography and by business segments for the nine months ended March 31, 2014 and 2013.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2014		Nine Months Ended March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$336,763	92.6%	$375,926	90.7%
Other Countries	27,040	7.4%	38,676	9.3%

Segment Data
Changshu Huaye	$148,114	40.7%	$109,742	26.5%
Jiangsu Cold-Rolled	167,100	46.0%	278,941	67.3%
Ningbo Zhehua	40,850	11.2%	20,284	4.9%
Sutor Technology	7,739	2.1%	5,635	1.3%

On a geographic basis, revenue generated from outside of China was $27.0 million, or 7.4% of the total revenue, for the nine months ended March 31, 2014, as compared to $38.7 million, or 9.3% of the total revenue, for the same period in 2013. The reduction of international sales occurred mainly in the last two quarters when prices of steel started to decline and customers slowed down their purchases. In addition, in order to protect liquidity, we ceased selling to some customers who needed the supplier’s financing, which also constrained our sales.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $148.1 million for the nine months ended March 31, 2014, an increase of $38.4million, or 35.0%, from $109.7 million for the same period last year. The increase mainly resulted from increased HDG steel sales of approximately $42.8 million. Sutor has three HDG steel production lines with two lines located at Jiangshu Cold-Rolled and one at Changshu Huaye. As one of the two HDG productions lines at Jiangsu Cold-Rolled has lately been used to produce Galvalume steel, part of HDG production was shifted from Jiangsu Cold-Rolled to Changshu Huaye.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $167.1 million for the nine months ended March 31, 2014, as compared at $278.9 million for the same period last year, or a reduction of $111.8 million. Three main reasons were responsible for the reduced revenue. First, revenue from AP steel declined approximately $68 million from $73.4 million for the first nine months of fiscal 2013 to $5.4 million for the first nine months of fiscal 2014 for the reasons discussed above. Second, revenue from cold-rolled steel declined approximately $14.4 million due to more internal uses and reduced market demand. And finally, one of its two HDG production lines was converted to produce new Galvalume product and the converted production line is still yet to reach its full capacity.

Revenue contributed by Ningbo Zhehua was $40.9million for the nine months ended March 31, 2014, an increase of $20.6 million, or 101.5%, from $20.3 million for the same period in 2013, primarily resulting from additional revenue from sales of excess raw materials as well as increased sales of steel pipes. As investment in the traditional infrastructure projects has remained stable for the last several years, Ningbo Zhehua is exploring new markets in urban water transportation and waste water recycling businesses and has seen initial success.

Revenues contributed by Sutor Technology PRC were $7.7 million for the nine months ended March 31, 2014, an increase of approximately $2.1 million from $5.6 million for the same period in 2013. Currently Sutor Technology PRC primarily sells products manufactured by other subsidiaries of the Company.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2014 decreased by $19.9 million, or 7.2%, to $254.9 million, from $274.8 million in the same period in 2013.

Cost of revenue. Cost of revenue decreased by $52.2 million, or 13.6%, to $330.7 million in the nine months ended March 31, 2014, from $382.9 million in the same period in 2013. As a percentage of revenue, cost of revenue decreased to 90.9% in the nine months ended March 31, 2014, as compared to 92.4% in the same period last year. The decreased amount of the cost of revenue was largely in line with reduced total revenue.

Gross profit and gross margin. Gross profit increased by $1.5 million to $33.2 million in the nine months ended March 31, 2014, from $31.7 million in the same period in 2013. Gross profit as a percentage of revenue (gross margin) was 9.1% for the nine months ended March 31, 2014, as compared to 7.6% for the same period last year. The improvement in gross margin was primarily due to the change in the product mix as the AP steel accounted for a smaller percentage of the total revenue in the nine months ended March 31, 2014 than the same period last year. AP steel historically had the lowest profit margin among all our products.

On a segment basis, gross margin for Changshu Huaye reduced to 11.4% in the nine months ended March 31, 2014, from 12.7% in the same period last year, mainly due to reduced export sales. Gross margin for Jiangsu Cold-Rolled increased to 8.2% in the nine months ended March 31, 2014, from 6.0% in the same period last year, mainly due to significantly reduced low-margin sales of AP steel. Gross margin for Ningbo Zhehua increased to 8.2% in the nine months ended March 31, 2014, as compared to 7.7% in the same period in 2013, mainly because of increased sales of steel pipe products. Gross margin for Sutor Technology PRC was 5.9% in the nine months ended March 31, 2014, as compared to 5.1% in the same period last year.

Total operating expenses. Our total operating expenses decreased by $0.3 million to $12.6 million in the nine months ended March 31, 2014, from $12.9 million in the same period in 2013. As a percentage of revenue, our total operating expenses increased to 3.4% in the nine months ended March 31, 2014, from 3.1% in the same period in 2013.

Selling expenses. Our selling expenses decreased by $1.4 million to $4.3 million in the nine months ended March 31, 2014, from $5.7 million in the same period in 2013. As a percentage of revenue, our selling expenses decreased to 1.2%for the nine months ended March 31, 2014, from 1.4% for the same period last year. The decrease was primarily due to reduced sales, particularly our internationals sales. In addition, more shipment was done through the local harbor in Changshu, which further reduced shipping and handling expenses.

General and administrative expenses. General and administrative expenses increased by $1.0 million to $8.2million, or 2.2% of the total revenue, in the nine months ended March 31, 2014, from $7.2 million, or 1.7% of the revenue, in the same period in 2013. The increased general and administrative expenses were due to a number of factors, including our higher insurance premium, increased expenses for professional services, travel expenses and employee wages and benefits.

Interest expense. Our interest expense decreased by $2.1 million to $6.4 million in the nine months ended March 31, 2014, from $8.5 million in the same period in 2013. As a percentage of revenue, our interest expense was1.8% of total revenue in the nine months ended March 31, 2014, compared to 2.0% in the same period in 2013. The decrease in interest expense was mainly attributable to reduced interest expenses on discounted bank notes.

Provision for income taxes. Our income tax expense increased to $3.7million in the nine months ended March 31, 2014,from $2.7 million of income tax expenses in the same period last year, due to higher taxable income and valuation allowance provided for the entities that incurred losses.

Net income. Net income, without including the foreign currency translation adjustment, increased by $2.2 million, or 21.0%, to $12.7 million in the nine months ended March 31, 2014, from $10.5 million in the same period in 2013, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major source of liquidity for the periods covered by this quarterly report was mainly cash provided by operating activities. Our operating activities provided approximately $31.2 million of cash in the nine months ended March 31, 2014. As of March 31, 2014, our total indebtedness to non-related parties under existing short-term loans was approximately $116.9 million. There was $2.4 million current portion of long-term loans. We had approximately $2.9 million long-term loans to non-related parties and $8.2 million to related parties. As of March 31, 2014, we had an unused line of credit with banks of approximately $17.8 million (RMB 110 million) which entitled us to draw bank loans for general corporate purposes.

Short-term and long-term banks loans are likely to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing.  We expect to renew our short term bank loans when they become due.

Our liquidity and working capital may be affected by a material decrease in cash flow due to factors such as the continued use of cash in operating activities resulting from a decrease in sales due to a challenging economic climate, increased competition, decreases in the availability, or increases in the cost of raw materials, unexpected equipment failures, or regulatory changes.

As stated above, a portion of our operations is funded through short-term bank loans and we expect to renew our short term loans when they become due. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flows from operations and the overall reduction of credit in the current economic environment.

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

As of March 31, 2014, we had cash and cash equivalents (excluding restricted cash) of approximately $6.7 million and restricted cash of $95.6million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$31,151	$(10,632)
Net cash (used in) investing activities	(22,891)	(8,154)
Net cash (used in) provided by financing activities	(5,153)	27,691
Effect of foreign currency translation on cash and cash equivalents	(12)	96
Net cash flows	3,095	9,001

Operating Activities

Net cash provided by operating activities was $31.2million for the nine months ended March 31, 2014, an increase of $41.8 million from $10.6 million net cash used in operating activities for the same period last year. The increase in net cash provided by operating activities was primarily due to increased account payable of approximately $105.9 million, increased other payable and accrued expenses of $27.7 million, increased advances from customers of $20.6 million, net income of $12.7 million, depreciation and amortization of $6.8 million, partially offset by the increased advances to suppliers of $67.0 million, the increased inventory of $38.6 million, reduced account receivable of $27.2 million, and increased restricted cash of $7.9 million. Our inventory as of March 31, 2014 consisted of approximately $67.0 million in raw materials and $24.8 million in finished goods.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities was $22.9 million for the nine months ended March 31, 2014, as compared to $8.2million for the same period in 2013. The increase in net cash used in investing activities was primarily due to the purchase of plant and equipment of $8.5 million and payments for short-term investments of $13.9 million for the nine months ended March 31, 2014. We have completed the majority of the capital expenditure for the new 500,000 tons cold-rolling production facility and do not anticipate any new major capital expenditure for green field projects in the near future.

Financing Activities

Net cash used in financing activities was $5.2 million for the nine months ended March 31, 2014, as compared to $27.7 million provided by financing activities for the same period in 2013. The reduction of cash flow from financing activities was mainly due to repayment of loans partially offset by changes in restricted cash.

As of March 31, 2014, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Industrial and Commercial Bank of China, Changshu Branch	$3.2	2013-06-07	2014-06-03	None
Industrial and Commercial Bank of China, Changshu Branch	1.3	2013-06-20	2014-06-16	None
Industrial and Commercial Bank of China, Changshu Branch	3.6	2013-06-25	2014-06-24	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.2	2013-10-25	2014-04-23	Jiangsu Cold-Rolled, Shanghai Huaye
Construction Bank of China, Changshu Branch	6.5	2013-10-16	2014-10-15	None
Communications Bank of China, Changshu Branch	3.2	2013-11-04	2014-11-01	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.5	2013-11-18	2014-05-07	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.1	2013-12-16	2014-06-13	Jiangsu Cold-Rolled, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.3	2013-12-13	2014-06-10	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2014-03-13	2014-06-13	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.0	2013-12-27	2014-05-02	None
The Agricultural Bank of China, Changshu Branch	1.0	2013-12-27	2014-05-22	None
The Agricultural Bank of China, Changshu Branch	0.7	2013-12-27	2014-05-22	None
Communications Bank of China, Changshu Branch	2.4	2011-09-27	2014-09-11	ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	0.6	2013-04-15	2014-04-11	ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	2.6	2013-04-15	2014-04-11	Sutor Technology PRC
Industrial and Commercial Bank of China, Changshu Branch	3.2	2013-08-13	2014-08-07	ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	4.2	2013-10-12	2014-04-11	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	8.8	2013-10-15	2014-04-14	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	5.5	2013-11-04	2014-04-24	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	1.6	2013-11-19	2014-05-16	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.4	2013-11-22	2014-05-20	ChangshuHuaye, Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.6	2013-12-19	2014-12-18	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.3	2013-12-03	2014-06-02	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2013-12-03	2014-06-02	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	7.5	2014-01-22	2014-07-21	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	6.5	2014-02-11	2014-08-08	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.2	2014-02-18	2014-08-15	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	4.9	2014-03-26	2015-03-23	ChangshuHuaye, Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	10.0	2014-01-14	2014-12-26	None
The Agricultural Bank of China, Ningbo Branch	3.2	2014-01-27	2014-07-25	Shanghai Huaye
Lin, Guihua	2.9	2008-11-20	2016-12-31	None
Shanghai Huaye	8.2	2013-12-31	2016-12-31	None
Total	$127.9

* Calculated on the basis that $1 = RMB6.1632

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in compliance with these debt covenants as of March 31, 2014.

In the coming twelve months, we will have approximately $116.9 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Zhuo Wang and Mr. Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Wang and Mr. Zhou concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the third quarter of fiscal year 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2014, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the third quarter of fiscal year 2014, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Zhuo Wang
Zhuo Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Naijiang Zhou
Naijiang Zhou, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).