Form 10-K
period 2014-06-30
Sutor Technology Group LTD
filed 2014-12-15
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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

Yes ☐ No ☒

As of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $20.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 41,661,429 shares of the registrant’s common stock outstanding as of December 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUTOR TECHNOLOGY GROUP LIMITED

Annual Report on FORM 10-K

For the Fiscal Year Ended June 30, 2014

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“Company,” “we,” “us” and “our” are to the combined business of Sutor Technology Group Limited, a Nevada corporation, and its subsidiaries: Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua, Sutor BVI, and Sutor Technology PRC;

•	“Changshu Huaye” are to our wholly-owned subsidiary Changshu Huaye Steel Strip Co., Ltd., a PRC company;

•	“Jiangsu Cold-Rolled” are to our wholly-owned subsidiary Jiangsu Cold-Rolled Technology Co., Ltd., a PRC company;

•	“Ningbo Zhehua” are to our wholly-owned subsidiary Ningbo Zhehua Heavy Steel Pipe Manufacturing Co., Ltd., a PRC company;

•	“Shanghai Huaye” are to Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which Lifang Chen, our major shareholder and Chairperson, and her husband Feng Gao, are 100% owners, and its subsidiaries;

•	“Sutor BVI” are to our wholly-owned subsidiary Sutor Steel Technology Co., Ltd., a BVI company;

•	“Sutor Technology PRC” are to our wholly-owned subsidiary Sutor Technology Co., Ltd., a PRC company;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China” and “PRC” are to People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Overview

We are one of the leading China-based, non-state-owned manufacturers and services providers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically hot-dip galvanized steel, or HDG steel, and pre-painted galvanized steel, or PPGI. In addition, we produce acid pickled steel, or AP steel, and cold-rolled steel, which represent the least processed of our finished products. Since November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products under normal circumstances. In addition, we offer fee-based steel processing services and market and sell our products through electronic commerce platforms.

We sell most of our products to customers who operate primarily in the green energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia, and South America.

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our current annual production capacity is approximately 700,000 metric tons, or MT, for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products. We recently completed the construction of a new 500,000 MT cold-rolled production line in Changshu. We started producing products in small quantities and anticipate gradual ramp-up of capacity utilization in the coming quarters.

History and Corporate Structure

We were incorporated on May 1, 1997 in the State of Nevada under the name Bronze Marketing, Inc. and changed our name to Sutor Technology Group Limited effective March 6, 2007. Sutor BVI was incorporated in the BVI on August 15, 2006. Sutor BVI presently has two direct, wholly owned operating subsidiaries: Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye was incorporated in China as a foreign investment enterprise on January 17, 2003 with registered capital of $81 million. Jiangsu Cold-Rolled was incorporated in China on August 28, 2003 as a foreign investment enterprise with registered capital of $40 million.

In November 2009, Changshu Huaye acquired 100% equity interest in Ningbo Zhehua for the total purchase price of RMB 45.2 million (approximately $6.6 million).

On February 24, 2010, we established Sutor Technology PRC as a wholly-owned subsidiary incorporated in China. We plan to consolidate all R&D activities into this subsidiary in the future.

The following chart reflects our organizational structure as of the date of this annual report:

Segment Information

Our four operating segments are categorized according to our four operating subsidiaries:

•	Changshu Huaye, which manufactures and sells HDG steel and PPGI products;

•	Jiangsu Cold-Rolled, which manufactures and sells HDG steel, AP steel and cold-rolled steel;

•	Ningbo Zhehua, which manufactures and sells welded steel pipe products; and

•	Sutor Technology PRC, which primarily sells products of our other subsidiaries.

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

The following table set forth sales information about our product mix in last two fiscal years.

(All amounts, other than percentages, in millions of U.S. dollars)

	Fiscal Year Ended June 30, 2014		Fiscal Year Ended June 30, 2013
Product	Revenue	% of Total Revenue	Revenue	% of Total Revenue
HDG Steel	$266.0	65.6%	$335.3	54.8%
PPGI	28.1	6.9%	50.0	8.2%
AP Steel	5.4	1.3%	127.3	20.8%
Cold-Rolled Steel	26.8	6.6%	52.4	8.6%
Welded Steel Pipe Products	29.0	7.1%	27.0	4.4%
Other	50.1	12.5%	20.1	3.2%
Total	$405.4	100.0%	$612.1	100.0%

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

Sales of HDG steel products amounted to approximately 418,396 MT in fiscal year 2014, representing approximately 65.6% of our total revenue. Currently, our HDG steel products are manufactured by Changshu Huaye and Jiangsu Cold-Rolled. Changshu Huaye produces only HDG of cold-rolled steel. Jiangsu Cold-Rolled has two HDG steel production lines which are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum. Our production capacity of HDG steel is 700,000 MT per year.

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

Sales of PPGI products amounted to approximately 34,971 MT in fiscal year 2014, representing approximately 6.9% of our total revenue. Through our vertical integration strategy, we currently self-supply approximately 100% of HDG of cold-rolled steel to our PPGI production.

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

Most of our AP steel products are used for our own production of HDG steel and full-hard cold-rolled steel. We also sell a portion of our AP steel products to the market. In fiscal year 2014, our sales of AP steel products were approximately 9,901 MT, representing approximately 1.3% of our total revenue.

Full-Hard, Cold-rolled Steel Products

We commenced manufacturing of full-hard cold-rolled steel products in January 2007. Full-hard cold-rolled steel strips are treated in an annealing process and are used to produce HDG of cold-rolled steel. We produce full-hard cold-rolled steel strips through a reverse cold rolling mill.

We use most of the full-hard cold-rolled steel strips for our production of HDG of cold-rolled steel. Our sales of cold-rolled steel products amounted to approximately 47,550 MT in fiscal year 2014, representing approximately 6.6% of our total revenue. In addition, approximately 85.8% of cold-rolled steel products were used for our own production.

Welded Steel Pipe Products

Our subsidiary Ningbo Zhehua has one advanced JCOE(which represents the first letters of the production processes) production line with characteristics of high forming accuracy and efficiency as well as balanced distribution of forming stress, for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes, and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. Ningbo Zhehua is specialized in manufacturing large-diameter, double-side, submerged-arc welded steel pipes and spiral seam steel pipes. The finished products are extensively used for oil and gas transmission, municipal water supply projects, sewage treatment projects, and piling. Sales of welded steel pipe products amounted to approximately 42,067 MT in fiscal year 2014, representing approximately 7.1% of our total sales revenue.

Manufacturing

Our manufacturing facilities are located in Changshu and Ningbo, China. Our facilities in Changshu currently have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our facilities in Ningbo have six welded steel pipe production lines. Our current annual production capacity is approximately 700,000 MT for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steels, 250,000 MT for cold-rolled steel and 400,000 MT for welded steel pipe products. In addition, we recently completed the construction of a new 500,000 MT cold-rolled production line. We started producing products in small quantities of limited products and anticipate gradual ramp-up of capacity utilization in the coming quarters. The facility has different production characteristics from our existing cold-rolled production line and is expected to expand our product offerings.

We utilize modern automated production technology which is strictly maintained. There are generally only 15 workers on a continuous cold-rolled galvanizing line and 11 workers on the PPGI production line per shift. The chart below demonstrates our production process.

Note: Dashed lines represent manufacturing processes.

Processing Services

We also provide fee-based steel processing service to our customers. For steel processing service, we charge our customers a fee to cover production expenses plus gross profits. The customers are responsible for purchasing raw materials steel sheets. For the traditional product sales, the sale price typically covers the cost of raw materials, production expenses and gross profits. Consequently, revenue from steel processing service is only a fraction of the traditional product sales. We believe the processing service is more scalable , which allows us to reduce the risks of declining commodity prices.

Raw Materials and Suppliers

The principal raw materials used in producing our products are steel coil, zinc, oil paint and acid. We source our raw materials from various suppliers, including our affiliate Shanghai Huaye which supplied approximately 45.9% of our raw materials in fiscal year 2014. We believe that our suppliers are sufficient to meet our present needs.

Steel coil accounted for approximately 95% of total production costs in fiscal year 2014. We generally purchase steel coil after receiving orders from customers and are generally able to pass on increased costs to customers. We purchase steel strips primarily from Chinese companies, both state-owned enterprises and private companies. State-owned enterprises can ensure a consistent large supply, but do not react quickly to the fluctuations in prevailing market prices. Private companies normally react quickly to price changes, but are not as reliable as state-owned enterprises in terms of consistent supply. By sourcing raw materials from a combination of state-owned enterprises and private companies, we enjoy both a reliable source of raw materials and competitive prices.

Zinc is an important raw material for HDG of cold-rolled steel and accounted for approximately 4% of our total production costs of HDG steel in fiscal year 2014. We have established long-term relationships with several Chinese suppliers. We compare the prevailing domestic prices and choose the lower price and can generally pass price fluctuations onto customers. Zinc prices are closely guided by the London Metal Exchange quotation and are the most volatile among those of all of our raw materials.

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

Customers

Approximately 27.3% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2014. We currently do not have a long-term written contract with Shanghai Huaye and negotiate the terms of each transaction based on then current market condition. We believe such arrangement will afford us more flexibility and allow us to obtain more favorable prices based on the changing market. We believe we have a good relationship with Shanghai Huaye and expect Shanghai Huaye to remain as our major customer in the foreseeable future. We plan to further expand our sales channel and increase our direct sales to end customers in the future. Other than Shanghai Huaye, none of our customers individually accounted for more than 10% of our total revenue in fiscal year 2014.

Sales and Marketing

China is our most important market. Domestic sales represented approximately 92.5% of our total revenue in fiscal year 2014. Within China, the biggest market for our products is eastern China, which includes Shanghai, Zhejiang and Jiangsu provinces. Since September 2004, we have exported our products to Europe, the Middle East, Asia, and South America. Our foreign sales accounted for approximately 9.6% and 7.5% of our total revenue in fiscal years 2013 and 2014, respectively.

Our sales network covers most provinces and regions in China. We are developing a diversified sales network which allows us to effectively market products and services to our customers. We sold most of our products through our own sales and marketing department in fiscal year 2014. Our sales and marketing department consists of approximately 46 employees as of the date of this annual report.

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

We also compete with international steel product manufacturers in the global market, such as Mitel Corporation and Posco Steel. As compared to our competitors in Europe, Korea and the United States, we believe we have lower production costs and can offer more competitive pricing. In addition, competitors in developing countries lag behind due to low product quality and limited product specification ranges. We began exporting our products in September 2004 and our products are now sold to Europe, the Middle East, Asia, and South America. Our export sales accounted for approximately 7.5% of our total sales for fiscal year 2014.

Our operating subsidiaries, Changshu Huaye Jiangsu Cold-Rolled and Sutor Technology PRC, are located in Changshu, which provides us a transportation cost advantage. Changshu is situated in the eastern coastal part of China, the largest market hub for coated steel products in eastern China. In addition, our affiliate Shanghai Huaye has a logistic center in Changshu port, which provides us with convenient and low cost transportation for both raw materials and finished products. Further, our subsidiary Ningbo Zhehua is located in Ningbo which is one of the largest and most important sea port cities in China with easy access to both domestic and international markets.

Research and Development

We believe that the development of new products and production methods is important to our success. We established our high-performance steel sheet research center in 2007, which was recognized as the “Jiangsu Province Foreign Invested Research Center” by the Jiangsu Science and Technology Bureau. As of June 30, 2014, we had 27 research and development personnel and staff.

We set up Sutor Technology PRC in 2010 and we intend consolidate all R&D activities into this subsidiary in the future. We plan to build a facility in Sutor Technology PRC to be used solely for research and development of new products and technologies. We expect Sutor Technology PRC will help attract talent and enhance our leading position in the fine processed steel industry in China. Sutor Technology PRC is anticipated to enjoy preferential tax treatment when in full operation.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of June 30, 2014, we held 67 patents and had 19 patent applications pending.

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

Employees

As of June 30, 2014, we had approximately 537 full-time employees. Approximately 236 employees are from Changshu Huaye, approximately 141 employees from Jiangsu Cold-Rolled and approximately 160 from Ningbo Zhehua.

The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Manufacturing	362
General and administration	102
Marketing and sales	46
Research and development	27

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.   In 2013, Changshu Huaye applied to renew its certificate as a high-tech enterprise and the application has been approved. As a result, Changshu Huaye continues to have an EIT of 15% from calendar years 2013 to 2015. Jiangsu Cold-Rolled’s tax holiday expired at the end of 2011, and therefore, it was subject to an EIT rate of 12.5% in calendar year 2011 and is subject to an EIT rate of 25% starting in calendar year 2012. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

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

Our company and Shanghai Huaye, which is 100% owned by our majority shareholder and Chairperson, Lifang Chen and her husband Feng Gao, have a close business relationship. Approximately 27.3% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2014, which distribute our products. In addition, a large portion of our raw materials were supplied by Shanghai Huaye in fiscal year 2014. We believe that the larger size of Shanghai Huaye gives it greater bargaining power than us and our arrangement with Shanghai Huaye allows us to leverage its bargaining power and purchase raw materials at relatively lower purchase prices from suppliers. We do not have long-term written contracts with Shanghai Huaye. In the past, Shanghai Huaye also has provided credit support on our behalf and guaranties for our benefit in connection with loans to us from third party lenders.

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

Our major source of liquidity is borrowing through short-term bank and private loans. Our total debt under existing loans as of June 30, 2014 was approximately $150.3 million, of which approximately $139.2 million are short-term loans to non-related third parties. We expect to renew our short-term loans when they become due. Our inability to renew these loans upon maturity may cause us working capital constraints. This substantial indebtedness could also impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

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

Our operations depend heavily on the availability of various raw materials and energy resources, including steel coil, zinc, oil paint, electricity and natural gas. Steel coil has historically made up approximately 95% of our total cost of sales. The availability of raw materials and energy resources may decrease and their prices may fluctuate greatly. We purchase a large portion of our raw materials from our affiliate Shanghai Huaye and we have long-term relationships with several other suppliers. However, if Shanghai Huaye or any other important suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and, for companies that are not small reporting companies, the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Our management had previously identified material weaknesses in our internal control over financial reporting in fiscal years 2008 and 2009. Although our management believes that our internal control over financial reporting was effective as of June 30, 2014, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls when such attestation is required, investors and others may lose confidence in the reliability of our financial statements.

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

As part of our business strategy, we intend to accelerate our investment in new technologies in an effort to strengthen and differentiate our product portfolio and make our manufacturing processes more efficient. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, we have 67 patents and 19 patent applications pending. We expect to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lifang Chen, our Chairperson, Chief Executive Officer and President, and Naijiang Zhou, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

Ms. Lifang Chen, our chairperson and beneficial owner of 72.9% of our common stock, also beneficially owns 100% of Shanghai Huaye, which is a major distributor of our products and provider of our raw materials. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our company to liabilities or penalties, limit our ability to contribute capital to our PRC subsidiaries, limit the ability of our PRC subsidiaries to increase their registered capital or distribute profits to us, or otherwise materially and adversely affect us.

On July 14, 2014, the SAFE issued the Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Roundtrip Investment by Domestic Residents Through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and replaces the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75. Under Circular 37, PRC residents are required to register with the SAFE or its local branches prior to establishing, or acquiring control of, an offshore company for the purpose of investment or financing that offshore company with equity interests in, or assets of, a PRC enterprise or with offshore equity interest or assets legally held by such PRC resident. In addition, PRC residents are required to amend their registrations with the SAFE and its local branches to reflect any material changes with respect to such PRC resident’s investment in such offshore company, including changes to basic information of such PRC resident, increase or decrease in capital, share transfer or share swap, merger or division. In the event that a PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that offshore special purpose vehicle may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may also be prohibited from contributing additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various foreign exchange registration requirements described above could result in liability under the PRC laws for evasion of applicable foreign exchange restrictions.

We have requested our relevant shareholders who are subject to the SAFE regulations to make the necessary registrations under the SAFE regulations. However, we may not be fully informed of the identities of the beneficial owners of our company. We do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE regulations. The failure of our beneficial owners who are PRC residents to comply with these SAFE registrations may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, since Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

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

Ms. Lifang Chen, our Chairperson, is the beneficial owner of approximately 72.9% of our outstanding voting securities. As a result, she possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

If we fail to meet all applicable continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days or failure to timely file all required periodic financial reports with the SEC. On August 8, 2014, we received a deficiency letter from NASDAQ, indicating that for the last 30 consecutive business days our common stock had a closing bid price below the $1.00 minimum closing bid as required for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until February 4, 2015, to regain compliance with this requirement. Although we are actively monitoring the bid price for our common stock and will consider all available options to resolve the deficiency, we cannot be sure that our share price will regain compliance timely. As of December 12, 2014, the closing price of our common stock was $0.64 per share.

On October 16, 2014, we received notice from NASDAQ indicating that, due to our failure to timely file our annual report on Form 10-K for the fiscal year ended June 30, 2014 (the “Form 10-K”), we no longer comply with the NASDAQ Listing Rule 5250(c)(1). The notification letter states that the Company has 60 calendar days, or until December 15, 2014, to submit a plan to regain compliance and if NASDAQ accept the plan, NASDAQ may grant the Company up to 180 calendar days from the filing due date of the Annual Report, or until April 13, 2015, to regain compliance. On October 20, 2014, we received an additional notice from NASDAQ indicating that, due to our failure to timely file our quarterly report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), and because we remain delinquent in filing the Form 10-K, we do not comply with the NASDAQ Listing Rule 5250(c)(1). Again we have until December 15, 2014 to submit a plan to regain compliance.

NASDAQ's notices have no immediate effect on the listing of our common stock on the NASDAQ Capital Market. With the filing of this annual report and the Form 10-Q, which is expected to be filed at the same time of this annual report, we believe that we will regain compliance before the deadline set up by the staff of NASDAQ. However, we cannot assure you that we will continue to be able to meet this or other continued listing requirements of NASDAQ.

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

Ningbo Zhehua leased a factory building located in the Ningbo Camel Machinery & Electronics Industrial Park, Ningbo, China. The lease will expire on December31, 2014 and we expect to renew the lease annually after it expires.

We have three principal manufacturing facilities: Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua. Changshu Huaye and Jiangsu Cold-Rolled are located in Dongbang Industrial park, Changshu, China and Ningbo Zhehua is located in Ningbo, China. Changshu Huaye was established in January 2003 and started operation in June 2004, with an annual production capacity of 300,000 MT of HDG of cold-rolled steel and 200,000 MT of PPGI. In fiscal year 2014, the capacity utilization rates for the HDG production line and PPGI production line were approximately 84.2% and 20.2%, respectively. Jiangsu Cold-Rolled was established in August 2003 and its AP steel production line started operation in September 2006 with an annual production capacity of 500,000 MT. The cold-rolled steel production line started operation in January 2007 and has an annual production capacity of 250,000 MT. In fiscal year 2014, the capacity utilization rates for the AP steel production line and cold-rolled steel production line were approximately 81.7% and 134.2%, respectively. Jiangsu Cold-Rolled constructed two new HDG steel production lines with annual manufacturing capacity of 400,000 MT which became operational at the end of September 2008. As of June 30, 2014, their capacity utilization rate was approximately 81.1%. The new HDG steel production lines are capable of galvanizing both hot-rolled and cold-rolled steel with both zinc and aluminum, allowing us to better meet the needs of our customers and minimizing any excess capacity strains on our current HDG steel production lines. Ningbo Zhehua was established in 2004. It has one JCOE production line for large-diameter, double-side, submerged-arc welded steel pipes, three US Lincoln production lines for spiral seam, double-side, submerged-arc welded steel pipes and two REF production lines for roll-bending, double-side, submerged-arc welded steel pipes. In fiscal year 2014, the average utilization rate of our weld steel pipe production lines were approximately 11.2%. The utilization ratio of the pipe production lines are affected by both the type of products manufactured and the demand for our products.

We recently completed the construction of a new 500,000 MT cold-rolled production line in Changshu. We started producing in small quantities of limited products and expect gradual ramp-of capacity utilization in the coming quarters.

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

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2014
1st Quarter	$2.28	$1.45
2nd Quarter	2.08	1.71
3rd Quarter	2.10	1.72
4th Quarter	1.84	0.92

Year Ended June 30, 2013
1st Quarter	$0.98	$0.72
2nd Quarter	1.13	0.80
3rd Quarter	2.43	0.95
4th Quarter	2.05	1.40

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 12, 2014, there were approximately 17 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended June 30, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

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

During the fiscal year ended June 30, 2014, we did not repurchase any shares of our common stock. No repurchase plans expired or were terminated during the fiscal year ended June 30, 2014, nor do any plans exist under which we do not intend to make further purchases.

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

Overview

We are one of the leading Chinese non-state-owned manufacturers and service providers for fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher-margin, value-added finished steel products, specifically, HDG steel and PPGI products. In addition, we produce AP steel and cold-rolled steel, which represent the least processed of our finished products. As a result of our acquisition of Ningbo Zhehua in November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products.

We sell most of our products to customers who operate primarily in the solar energy, appliances, automobile, construction, infrastructure, medical equipment and water resource industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia and South America.

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and one cold-rolled steel line. Our current annual production capacity is approximately 700,000 MT for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products. In addition, we recently completed the construction of a new 500,000 MT cold-rolled production line. The facility is located in Changshu, Jiangsu. We started producing products in small quantities of limited products and expect gradual ramp-up capacity utilization in the coming quarters.

Revenue

Our revenue is primarily generated from sales and processing of our HDG steel, PPGI, AP steel and cold-rolled steel products. As a result of our acquisition of Ningbo Zhehua, we also generate revenue from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix.

We have four reportable business segments including our three principal manufacturing facilities, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua and one newly established subsidiary with limited operations, Sutor Technology PRC. Changshu Huaye manufactures HDG steel and PPGI products. In fiscal years 2014 and 2013, Changshu Huaye generated revenue of approximately $153.4 million and $175.8 million, which represented approximately 37.8% and 28.7% of our total revenue, respectively. Jiangsu Cold-Rolled manufactures AP steel, cold-rolled steel and HDG steel products. Jiangsu Cold-Rolled generated revenue of approximately $190.6 million and $391.8 million in fiscal years 2014 and 2013, which represented approximately 47.0% and 64.0% of our total revenue, respectively. Ningbo Zhehua manufactures steel pipe products. In fiscal years 2014 and 2013, Ningbo Zhehua generated revenue of approximately $52.9 million and $34.2 million, which represented approximately 13.0% and 5.6% of our total revenue, respectively. In fiscal years 2014 and 2013, Sutor Technology PRC generated revenue of approximately $8.6 million and $10.3 million, which represented approximately 2.1% and 1.7% of our total revenue, respectively. A portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 27.3% of our revenue was derived from Shanghai Huaye and its affiliates in fiscal year 2014, as compared to approximately 35.4% last year. We expanded our own sales channel this year in an effort to gain more market share. At the same time, we continue to take advantage of Shanghai Huaye’s extensive sales network and to build brand value.

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

In fiscal year 2014, approximately $170.6 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In fiscal year 2014, gross margin for domestic and international sales were approximately 7.7% and 14.7%, respectively. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 11.0%, 6.4% and 2.1%, respectively. Sutor Technology PRC has a gross margin of 6.0% in fiscal year 2014.

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

The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011 and 2012. In 2013, Changshu Huaye applied to renew its certificate as a high-tech enterprise and the application has been approved. As a result, it will continue to have an EIT of 15% from calendar years 2013 to 2015. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments. See Item 1, “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

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

Results of Operations

Comparison of Fiscal Years Ended June 30, 2014 and June 30, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended June 30, 2014			Fiscal Year Ended June 30, 2013
	Amount		Percentage of Revenue	Amount		Percentage of Revenue
Revenue:	$			$
Revenue from unrelated parties		262,635	64.8%		395,434	64.6%
Revenue from related parties		142,780	35.2%		216,642	35.4%
Total		405,415	100.0%		612,076	100.0%
Cost of Revenue:		(371,768)	(91.7)%		(567,140)	(92.7)%
Gross Profit		33,647	8.3%		44,936	7.3%
Operating Expenses
Selling expense		(4,993)	(1.3)%		(8,267)	(1.3)%
General and administrative expense		(11,492)	(2.8)%		(10,516)	(1.7)%
Total Operating Expenses		(16,485)	(4.1)%		(18,783)	(3.0)%
Income from Operations		17,162	4.2%		26,153	4.3%
Other Income (Expense)
Interest income		3,264	0.8%		3,414	0.6%
Other income		140	-		458	0.1%
Interest expense		(10,114)	(2.5)%		(10,210)	(1.7)%
Other expense		(785)	(0.2)%		(460)	(0.1)%
Changes in fair value of warrant liabilities		144	-		(97)	-
Income from equity method investments		274	0.1%		371	-
Total Other Expense		(7,077)	(1.8)%		(6,524)	(1.1)%
Income Before Taxes		10,085	2.4%		19,629	3.2%
Provision for income taxes		(3,016)	(0.7)%		(2,723)	(0.4)%
Net Income		$7,069	1.7%		$16,906	2.8%

Revenue. For the fiscal year ended June 30, 2014, revenue was $405.4 million compared to $612.1 million last year, a decrease of approximately $206.7 million, or 33.8%. Total sales volume in tons decreased approximately 39.3% in fiscal year 2014 as compared to last year, which reflected the impact of stagnant Chinese real estate markets, steel industry overcapacity as well as the Company’s transition from a pure fine-finished steel manufacturer to a steel product and processing service provider. For a typical product sales transaction, our product price covers the cost of raw materials as well as gross profits; while for a fee-based steel processing service, the price for our service does not contain the cost of raw materials as the customers buy the raw materials and we charge them only for a processing fee to cover processing expenses and a profit. Therefore, revenue from steel processing services is significantly lower than that from product sales.

Our business was relatively stable during the first three quarters of fiscal 2014 while our sales declined significantly during the fourth quarter. We believe a number of factors contributed to this change: First, the prices of steel products declined to a multi-year low level during the fourth quarter and the market generally believed that the near-term outlook remained bearish. As a result, very few customers were willing to place large orders with us and fulfilling small orders reduced our production efficiency. Second, the real estate markets in most cities in China were stagnant. In some markets, housing prices and sales declined so dramatically that the local governments had to repeal its restrictive policies to control housing prices and excessive investment in the real estate. A stagnant real estate market affected demands for a variety of steel products including steel products for construction and infrastructure as well as for household appliances. Moreover, banks in general tightened their policy of granting of new lines of credit to non-state-owned enterprises. Due to the tight liquidity of many small and medium enterprises (SMEs), which are our core clients, they were unable to expand their operations and some even had to reduce their operating scale, which significantly adversely affected our operations.

The following table sets forth revenue by geography and the percentage of our total revenue and total revenue by business segments for fiscal years 2014 and 2013.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended June 30, 2014		Fiscal Year Ended June 30, 2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Geographic Data:
China	$375,170	92.5%	$553,207	90.4%
Other Countries	30,245	7.5%	58,869	9.6%

Segment Data:
Changshu Huaye	$153,351	37.8%	$175,823	28.7%
Jiangsu Cold-Rolled	190,599	47.0%	391,752	64.0%
Ningbo Zhehua	52,889	13.1%	34,183	5.6%
Sutor Technology PRC	8,576	2.1%	10,318	1.7%

On a geographic basis, revenue generated from outside of China was $30.2 million, or 7.5% of total revenue, for fiscal year 2014, as compared to $58.9 million, or 9.6% of total revenue, for fiscal year 2013. The reduction of international sales occurred when prices of steel continued to decline and customers slowed down their purchases. In addition, in order to maintain our liquidity, we ceased selling products to some international customers who needed our financing, which also constrained our sales.

On a segment basis, after eliminating intercompany sales, revenue contributed by Changshu Huaye was $153.4 million for fiscal year 2014, reflecting a decrease of $22.4 million, or 12.7%, from $175.8 million in fiscal year 2013. The reduction was primarily due to a lower PPGI revenue of approximately $21.9 million. Both the sales volume and the average selling price (“ASP”) for our PPGI products were lower in fiscal 2014 than fiscal 2013, reflecting the overall weakness in the manufacturing sectors attributable to the compound impact of economic transition from an economy driven by investment and export to one driven by domestic consumption, depressed real estate market, overall excessive capacity in the steel industry as well as the tight liquidity in the private sectors.

After eliminating the inter-company sales, revenues contributed by Jiangsu Cold-Rolled were $190.6 million for fiscal year 2014, a decrease of $201.2 million from $391.8 million last year, mainly as a result of reduced AP revenue of approximately $121.9 million, reduced cold-rolled revenue of approximately $25.6 million and reduced HDG revenue accounting for most of the remaining variance. In addition to the macro-economic reasons discussed above, we reduced sales of low margin AP steel and concentrated instead on high margin HDG steel. Moreover, part of HDG sales was replaced with HDG processing services. We intend to develop more processing services to reduce our reliance on capital and its related financial risks. This is a fee based service that results in lower revenue but generally higher gross margin than our traditional product sales.

Revenues contributed by Ningbo Zhehua were $52.9 million for fiscal year 2014, an increase of approximately $18.7 million from $34.2 million in fiscal year 2013, primarily due to trading operations. Further, during fiscal 2014 we expanded our pipe production offerings to counter the impact of reduced investment in the construction and infrastructure sectors.

Revenues contributed by Sutor Technology PRC were $8.6 million for fiscal year 2014, a decrease of approximately $1.7 million from $10.3 million in fiscal year 2013. This entity primarily sells products produced by our other subsidiaries.

In terms of sales to related parties as compared with sales to unrelated parties, our direct sales to unrelated parties in fiscal year 2014 decreased $132.8 million, or 33.6%, to $262.6 million from $395.4 million in fiscal year 2013.

Cost of revenue.  Cost of revenue decreased $195.3 million, or 34.4%, to $371.8 million in fiscal year 2014 from $567.1 million in fiscal year 2013. As a percentage of revenue, cost of revenue was 91.7% in fiscal year 2014, compared with 92.7% in fiscal year 2013. The decrease in the cost of revenue as a percentage of revenue was mainly due to the fact that sale of low-margin AP steel was significantly reduced in fiscal 2014 as compared with fiscal 2013.

Gross profit and gross margin. Gross profit decreased $11.3 million to $33.6 million in fiscal year 2014 from $44.9 million in fiscal year 2013. Gross profit as a percentage of revenue (gross margin) was 8.3% in fiscal year 2014 as compared with 7.3% last year. The increased gross margin mainly resulted from the change in the composition of the products we sold. We sold much less low margin AP steel in fiscal 2014 than in fiscal 2013.

On a segment basis, gross margin for Changshu Huaye decreased to 11.0% in fiscal year 2014 from 12.0% last year, mainly because of lower sales of PPGI steel. Gross margin for Jiangsu Cold-Rolled increased to 6.4% in fiscal year 2014 from 5.5% last year, mainly due to increased sales of HDG sales. Gross margin for Ningbo Zhehua decreased to 2.1% in fiscal year 2014, as compared to 7.5% in fiscal year 2013, mainly because of higher contribution from low margin trading revenue. Gross margin for Sutor Technology PRC increased to 6.0% in fiscal year 2014, as compared to 3.8% in fiscal year 2013, mainly because of increased product sales of higher margin products.

Total operating expenses. Our total operating expenses decreased approximately $2.3 million to $16.5 million in fiscal year 2014 from $18.8 million in fiscal year 2013. As a percentage of revenue, our total operating expenses increased to 4.1% in fiscal year 2014 from 3.0% in fiscal year 2013.

Selling expenses. Our selling expenses decreased approximately $3.3 million to $5.0 million in fiscal year 2014, from $8.3 million in fiscal year 2013. As a percentage of revenue, our selling expense was 1.3% in fiscal year 2014 as compared to 1.3% in fiscal 2013. The dollar decrease of selling expenses was primarily due to reduced sales, particularly our internationals sales. In addition, a higher percentage of more shipment was made through the local harbor in Changshu, which further reduced shipping and handling expenses.

General and administrative expenses.  General and administrative expenses increased $1.0 million, or 9.5%, to $11.5 million, or 2.8% of revenue, in fiscal year 2014, from $10.5 million, or 1.7% of revenue, in fiscal year 2013. The higher general and administrative expenses were primarily due to the provision for account receivables in the amount of approximately $0.5 million. Our research development expenses increased $0.1 million, or 25.0%, to $ 0.5 million, or 1.4 % of revenue in fiscal year 2014 as compared to $0.4 million, or 0.1% of revenue in fiscal year 2013.

Interest expense. Our interest expense decreased $0.1 million to $10.1 million in fiscal year 2014, from $10.2 million in fiscal year 2013. As a percentage of revenue, our interest expenses increased to 2.5% in fiscal year 2014, from 1.7% in fiscal year 2013.  The increase in interest expense as percentage of revenue was mainly attributable to the fact that the decrease in total revenue outpaced the decrease in interest expense. The Company’s total debt and average interest rate remained relatively stable.

Provision for income taxes. We incurred income tax expense of $3.0 million with an effective tax rate of 29.9% in fiscal year 2014 as compared to $2.7 million with an effective tax rate of 13.9% in fiscal year 2013. The primary reason of the significant change in effective tax rate is that we had a favorable one-time income tax credit and income tax refund in the amount of approximately $0.87 million last fiscal year.

Net income. Net income, without including the foreign currency translation adjustment, decreased $9.8 million, or approximately 58.2%, to $7.1 million in fiscal year 2014, from $16.9 million in fiscal year 2013, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this annual report were borrowings through short-term bank and private loans and long-term notes payable. Our operating activities used approximately $10.1 million of cash in fiscal year 2014. As of June 30, 2014, our total indebtedness to non-related parties under existing short-term loans was approximately $139.2 million. We also had approximately $2.9 million under long-term loans to non-related parties and $8.2 million long-term loans to the related parties. We had short-term notes payable approximately $136.3 million. As of June 30, 2014, the Company also had an unused line of credit with banks of approximately $31.7 million (RMB195 million) which entitled us to draw bank loans for general corporate purposes.

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

As of June 30, 2014, we had cash and cash equivalents (excluding restricted cash) of $12.2 million and restricted cash of $60.9 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

(all amounts in thousands of U.S. dollars)

	Fiscal Years Ended June 30,
	2014	2013
Net cash used in operating activities	(10,056)	(20,469)
Net cash used in investing activities	(6,604)	(9,318)
Net cash provided by financing activities	25,299	23,756
Effect of foreign currency translation on cash and cash equivalents	(62)	102
Net cash flows	8,577	(5,929)

Operating Activities

Net cash used in operating activities was $10.1 million for fiscal year 2014, an improvement of $10.4 million from $20.5 million net cash used in operating activities for the last fiscal year. The outflows of the operating cash during the fiscal year ended June 30, 2014 were mainly attributable to reduced notes payable of $43.4 million, increased inventory of $25.1 million, and increased trade account receivable of $15.9 million.The major source of cash inflows from operations in fiscal 2014 included net income and depreciation and amortization of $7.1 million and $9.1 million respectively, reduction in notes receivable of $19.8 million, reduction in restricted cash of $27.0 million, and higher advances from customers of $12.0 million..

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

In fiscal 2014, our advances to related parties increased by 13.6% as compared with the last year. During the fourth quarter of fiscal 2014, our orders from customers dropped precipitously and we did not achieve the sales growth we had planned for in fiscal 2014. In addition, we originally anticipated that we need additional raw materials for our newly finished cold-rolled production line of 500,000 tons annual capacity, but so far we have only produced limited amount of products from this new production line.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash used in investing activities during fiscal year 2014 was $6.6million as compared to $9.3 million net cash used in investing activities for fiscal year 2013. The decrease in net cash used in investing activities was primarily due to the purchase of plant and equipment of $7.8 million and short-term investment of $3.3 million, partially offset by proceeds of approximately $4.6 million from reducing our equity interest in a joint venture.

Financing Activities

Net cash provided by financing activities for fiscal year 2014 totaled $25.3 million, as compared to $23.8 million net cash provided by financing activities for fiscal year 2013. The net cash provided by financing activities was mainly due to additional bank loans.

As of June 30, 2014, the amount, maturity date and term of each of our loans were as follows.

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Construction Bank of China, Changshu Branch	$6.5	2013-10-16	2014-10-15	None
Communications Bank of China, Changshu Branch	3.2	2013-11-04	2014-11-01	Shanghai Huaye
Construction Bank of China, Changshu Branch	4.4	2014-04-30	2014-10-29	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.4	2014-05-16	2015-05-05	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	3.6	2014-05-17	2015-05-15	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	2.4	2014-05-19	2015-05-18	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Construction Bank of China, Changshu Branch	2.0	2014-05-23	2014-11-22	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.6	2014-06-11	2015-06-10	Shanghai Huaye, Jiangsu Cold-Rolled
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-13	2015-06-09	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.2	2014-06-20	2015-06-19	Shanghai Huaye, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-20	2015-06-19	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-24	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-25	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.3	2014-06-17	2015-06-13	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.5	2014-06-25	2015-06-22	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-25	2015-06-23	Sutor Technology PRC, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.2	2013-08-13	2014-08-07	Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.7	2013-12-19	2014-12-18	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	7.5	2014-01-22	2014-07-21	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	6.5	2014-02-11	2014-08-08	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.2	2014-02-18	2014-08-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.9	2014-03-26	2015-03-23	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.2	2014-04-14	2015-04-13	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	8.8	2014-04-17	2015-04-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-04-30	2015-04-17	Shanghai Huaye, Changshu Huaye

The Agricultural Bank of China, Changshu Branch	2.8	2014-05-21	2015-05-20	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.1	2014-05-26	2015-05-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.6	2014-04-11	2015-04-10	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.6	2014-04-15	2015-04-14	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.4	2014-06-12	2015-06-10	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.9	2014-06-20	2015-06-19	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-06-20	2015-06-19	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.4	2014-06-24	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.2	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.1	2014-06-18	2015-06-15	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2014-06-19	2015-06-18	Shanghai Huaye, Changshu Huaye
Construction Bank of China, Changshu Branch	1.8	2014-06-27	2015-06-26	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	3.2	2014-01-27	2014-07-25	Shanghai Huaye, Changshu Huaye
Pingan Bank, Ningbo Branch	3.2	-	-	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	1.5	-	-	Shanghai Huaye, Changshu Huaye
Lin, Guihua	2.9	2008-11-20	2016-12-31	None
Chen,Lifang	8.2	2013-12-31	2016-12-31	None
Total	$150.3

* Calculated on the basis that $1 = RMB6.16

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain inventory levels, among other things. We were in material compliance with these debt covenants as of June 30, 2014.

In the coming 12 months, we have approximately $139.2 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

We sell some products to related parties, who in turn sell the products to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the products. Handling fees were approximately $241,624 and $109,167 for the year ended June 30, 2014 and 2013 respectively and have been recorded in selling expenses in the statement of operations.

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

Impairment of Long-lived Assets - We evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, we evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for each of the year ended June 30, 2014 and 2013.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current USGAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on our ongoing financial reporting.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact of adopting this Update on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2014 and 2013 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed in the Current Report on Form 8-K, dated October 23, 2014, the Audit Committee of the Board of Directors of the Company approved the dismissal of Grant Thornton, the China member firm of Grant Thornton International (“Grant Thornton”) as the Company's independent registered public accounting firm on October 17, 2014.

Other than described below, during the Company’s two most recent fiscal years (ended June 30, 2014 and 2013) and during the subsequent interim period through October 17, 2014, there were (1) no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

In connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2014, Grant Thornton raised questions and planned to expand the scope of audit work on the revenue contributed from certain significant customers of the Company. As part of its audit scope, Grant Thornton selected the significant sales to these customers, which were reported as third-party sales, for testing. These transactions represented approximately two-thirds of unaudited fourth quarter revenue. Grant Thornton questioned whether the sales to these four customers in the fourth quarter satisfied revenue recognition criteria, due to certain facts related to the sales transactions, such as lack of fixed payment terms and the lack of cash receipts related to any of these transactions from the end of the fiscal year through the date we dismissed Grant Thornton.

In addition to questioning the sales for proper revenue recognition, Grant Thornton questioned the Company’s classification of the sales as third-party sales based on the fact that management of the majority of these customers were former employees of Shanghai Huaye Iron & Steel Group Co., Ltd., a PRC company of which the Company’s major shareholder and her husband are 100% owners, and three of the customers’ primary places of business resided at the related party facilities and location of one customer was not verified, as noted below. As the fourth quarter was a slow period for the steel industry with significant declines in steel prices and demand in China, Grant Thornton also questioned the substance of these significant sales in addition to the aspects of these sales mentioned previously.

As part of their procedures to complete their audit work related to these transactions, Grant Thornton would seek information that is not in the possession, custody or control of the Company. Grant Thornton indicated that the documentation we provided to substantiate the transactions did not satisfactorily achieve their audit objectives and they requested the following:

•	Financial records and other business or credit rating information of the customers in question
•	Information regarding the corporate structure of these customers and business agreements between those entities and our related party
•	Permission to perform site visits at the customer locations, interview management, and observe the inventory and sales records between the Company and the customers.

Initially the site visits were arranged by the customers with the consent of the Company, but after the customers requested to know Grant Thornton’s procedures in advance of the visit all four customers revoked their consent to allow Grant Thornton to perform site visitations.

In addition to revenue testing, Grant Thornton requested that the Company revise its analysis of inventory reserves and further evaluate the recoverability and classification of inventory advances paid to related parties due to downward trend in the steel prices and demand in the China market subsequent to the fiscal year-end period.

Grant Thornton also advised the Company and the Audit Committee that, depending upon what Grant Thornton learned from the procedures performed pursuant to its audit scope, it might request additional information. The Company has concluded that Grant Thornton’s proposed procedures may create risks for the Company with respect to the Company’s obligation to timely file its annual report on Form 10-K for the fiscal year 2014.

These issues and requests were not resolved to Grant Thornton’s satisfaction.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Chen and Mr. Zhou concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2014 was effective.

Because we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2014, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lifang Chen	43	Chairman of the Board, Chief Executive Officer and President
Naijiang Zhou	51	Director and Chief Financial Officer
Shoubin Xiong	48	Chief Operating Officer
Gerard Pascale	44	Director
Guoyou Shao	65	Director
Xinchuang Li	51	Director

Lifang Chen. Ms. Chen is the founder of the Company. She became our Chairwoman on February 1, 2007. Under her leadership, the Company became a leading finished steel manufacturer in China with a vertically integrated business model offering unique one-stop customer services that are difficult to replicate. At the Company, Ms. Chen has cultivated a seasoned management team of professionals that are focused on growing the Company’s business and that are well known in the industry. Prior to founding the Company in 2002, Ms. Chen directed the civil administration bureau of Xiaoshan municipal government in China from September 1993 to May 2001 where she helped design various policies to strengthen the operations of local companies, coordinated businesses between private enterprise and local banks, and reviewed and approved IPOs for large companies. Ms. Chen is an accomplished entrepreneur in the Chinese fine finished steel industry and excels in enterprise management and industry and government relations. She obtained an MA degree in Philosophy from Zhejiang University.

Naijiang Zhou. Mr. Zhou became our director on January 28, 2013 and has been our Chief Financial Officer since December 14, 2012. Prior to that, Mr. Zhou was the Vice President of Finance of the Company since February 1, 2010. Before that, Mr. Zhou served as Executive Vice President and Chief Financial Officer at Rich Fields Investment, Ltd., a private equity investment firm since 2008. From April 2007 to July 2008, Mr. Zhou worked as international research analyst at Roth Capital Partners, a full service U.S. banking firm. Before joining Roth Capital, Mr. Zhou worked for seven years as principal financial planner and principal financial analyst at American Electric Power, where he was responsible for strategic planning, financial planning and analysis, and corporate development. Prior to that, he worked for the Wing Group as financial analyst and U.S. Global Investors as senior research analyst and co-managed mutual fund investments. Mr. Zhou received both a Ph.D. in Energy and Mineral Resources and an MBA degree from the University of Texas at Austin, and a B.Sc. in Petroleum Engineering from China Petroleum University. He also holds the Chartered Financial Analyst (CFA) designation.

Shoubin Xiong. Mr. Xiong became our Chief Operating Officer on February 11, 2014. After Mr. Xiong joined the Company in February 2012, he served as general manager of technical management center of the Company. Mr. Xiong has extensive experience in production line operations management. During his tenure, Mr. Xiong is in charge of new product research and development, equipment and technical transformation and daily operations management. From December 2006 to January 2012, Mr. Xiong served as vice general manager of Wuhan Henghong Mechanical and Electrical Co., Ltd and was in charge of production line budgeting, installation, testing and operations management. As chief technical engineer with China First Metallurgical Group Co., Ltd. from July 1990 to December 2005, Mr. Xiong was responsible for production lines installation, budgeting and equipment maintenance at several large steel mills including Wu Steel and Guangzhou Iron & Steel Enterprises Group. Mr. Xiong is a senior engineer and holds the Bachelor’s degree in metallurgical engineering.

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

Lifang Chen. Ms. Chen has extensive senior management experience in the industry in which we operate, having served as our Chairman since February 2007 and Chief Executive Officer from May 2008 to February 2014. In addition, Ms. Chen has worked extensively with various governmental agencies in connection with our industry.

Naijiang Zhou. Mr. Zhou is a financial expert with Chartered Financial Analyst (CFA) designation. He has extensive experience in our industry as well as on corporate accounting, finance and capital management matters.

Gerard Pascale. Mr. Pascale brings to the Board a high level of financial literacy and sophistication, and extensive financial and capital markets experience, including M&A, debt and equity financings, restructuring and business expansion. In addition, Mr. Pascale has extensive experience dealing with corporate governance matters and filings with the U.S. Securities and Exchange Commission.

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

Summary Compensation Table – Fiscal Years Ended June 30, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Lifang Chen, CEO (2)	2014	106,169	-	-	-	106,169
	2013	150,000	-	20,926	-	170,926
Zhuo Wang, former CEO(3)	2014	50,000	-	32,375	-	82,375
	2013	-	-	-	-	-
Naijiang Zhou, CFO(4)	2014	113,285	-	71,250	-	184,535
	2013	110,880	-	55,750	-	166,630

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

(2) Ms. Chen resigned from her positions as the Company’s Chief Executive Officer and President on February 11, 2014. Pursuant to the Company’s 2009 Equity Incentive Plan, the Company granted options to purchase 40,000 shares of its common stock to Ms. Chen with an exercise price of $2.71 per share on April 27, 2010. One-third of the option vested on the first, second and third anniversary of the date of grant, respectively. On October 30, 2014, Ms. Chen was appointed as the Company’s Chief Executive and President.

(3) Mr. Wang became the Company’s Chief Executive Officer and President on February 11, 2014. Pursuant to the Company’s 2009 Equity Incentive Plan, on January 7, 2014, the Company granted Mr. Wang 35,000 shares of restricted stock, which vest on the one-year anniversary of the grant date. On April 27, 2010, Mr. Wang was granted an option to purchase 3,000 shares of common stock under the Company’s 2009 Equity Incentive Plan. The option vests and becomes exercisable in three equal installments on each of the first, second and third anniversary of the grant date of the option. The expiration date of the option is the fifth anniversary of the grant date of the option. Mr. Wang resigned from his position as the Company’s Chief Executive Officer and President on October 30, 2014.

(4) Pursuant to the Company’s 2009 Equity Incentive Plan, we granted options to purchase 20,000 shares of our common stock to Mr. Zhou with an exercise price of $2.71 per share on April 27, 2010. One-third of the option vested on the first, second and third anniversary of the date of grant, respectively. In addition, Mr. Zhou received 20,000 restricted shares of common stock as part of his compensation for services from February 1, 2010 to January 31, 2011. According to the amendment to the employment agreement entered into on February 23, 2011, Mr. Zhou received 30,000 additional restricted shares of common stock as part of his annual compensation to be vested over a twelve month period. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment Mr. Zhou’s monthly base salary was increased from RMB 50,000 to RMB 58,000 (approximately $9,200) and the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012 under the 2009 Equity Incentive Plan, which shares vest on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On January 7, 2014, Mr. Zhou was granted 50,000 shares of restricted stock under the Company's 2009 Equity Incentive Plan, which will vest on the one-year anniversary of the grant date.

Employment Agreements

On October 31, 2014, our subsidiary, Sutor BVI entered into an employment agreement with Ms. Chen, our Chief Executive Officer, under which Ms. Chen will receive an annual salary of $150,000. Ms. Chen’s employment with us is at-will and can be terminated by either party at any time with or without cause.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at June 30, 2014 for each of our named executive officers.

	OPTION AWARDS(1)					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lifang Chen	40,000	-	-	2.71	4/27/2015	40,000	40,000	-	-
Zhuo Wang	3,000	-	-	2.71	4/27/2015	3,000	3,000	-	-
Naijiang Zhou	20,000	-	-	2.71	4/27/2015	50,000	50,000	-	-

(1)	On April 27, 2010, we issued options to our executive officers under the Sutor Technology Group Limited 2009 Equity Incentive Plan. One-third of the option will each vest on the first, second and third anniversaries of the date of grant.

(2)	Values are based on the closing stock price of $1.00 per share on June 30, 2014.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended June 30, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerard Pascale	55,000	21,800	-	-	-	76,800
Guoyou Shao	20,433	-	-	-	-	20,433
Xinchuang Li	20,433	-	-	-	-	20,433

Under the terms of the independent director contract that we entered into with each above independent directors in 2014, Mr. Pascale is entitled to $55,000 in cash and 10,000 restricted shares of the Company, vesting on the 12-month anniversary date of the grant date, Mr. Shao is entitled to RMB 132,000 (approximately $20,433) and Mr. Li is entitled to RMB132,000 (approximately $20,433), as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Pascale’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, we will reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 11, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Sutor Technology Group Limited, No. 8, Huaye Road, Dongbang Industrial Park Changshu, China, 215534.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
	Officers and Directors
Lifang Chen	Chairwoman, Chief Executive Officer and President	Common Stock	30,378,050	(3) (4)	72.9%
Naijiang Zhou	Chief Financial Officer	Common Stock	70,000	(5)	*
ShoubinXiong	Chief Operating Officer	Common Stock	-		*
Gerard Pascale	Director	Common Stock	36,625	(6)	*
Guoyou Shao	Director	Common Stock	-		*
Xinchuang Li	Director	Common Stock	-		*
All Officers and Directors as a group (7 persons named above)			30,484,675		73.2%
	5% Security Holders
Total Raise Investments Ltd.		Common Stock	30,338,050		72.8%
Lifang Chen		Common Stock	30,378,050	(3)	72.9%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	A total of 41,661,429 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 11, 2014. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 30,338,050 shares of common stock owned by Total Raise Investments Ltd., a BVI company wholly owned by Ms. Chen. Ms. Chen disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(4)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Ms. Chen an option to purchase 40,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option vested on the first, second and third anniversary of the date of grant, respectively.

(5)	On February 1, 2010, Mr. Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. On February 23, 2011, Mr. Zhou was granted 30,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. Pursuant to the Company’s 2009 Equity Incentive Plan, we also granted Mr. Zhou an option to purchase 20,000 shares of common stock with an exercise price of $2.71 per share on April 27, 2010. One-third of the option will each vest on the first, second and third anniversaries of the date of grant. On February 9, 2012, the parties amended Mr. Zhou’s employment agreement further, under which amendment the Company granted 50,000 restricted shares to Mr. Zhou on February 21, 2012, vesting on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On January 7, 2014, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On September 23, 2013 and May 19, 2014, Mr. Zhou disposed of 20,000 and 130,000, respectively, of his shares that were vested.

(6)	Pursuant to the Company’s 2009 Equity Incentive Plan, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which vested monthly in equal installments over a 12-month period starting February 23, 2011. On February 21, 2012, we granted 10,000 restricted shares to Mr. Pascale, which vested on the one-year anniversary date of the grant date. On March 7, 2013, Mr. Pascale was granted 10,000 shares of restricted stock under the Company's 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On February 10, 2014, Mr. Pascale was granted 10,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2014 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	105,000	(2)	$2.71	1,725,000
Equity compensation plans not approved by security holders	-		-	-
Total	105,000		$2.71	1,725,000

(1)	On April 15, 2009, our board of directors authorized the establishment of the Sutor Technology Group Limited 2009 Equity Incentive Plan, whereby we are authorized to issue shares of our Common Stock to certain employees, directors and consultants. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 2,000,000 shares. The Plan was approved by our stockholders on June 16, 2009.

(2)	On April 27, 2010, we granted options to purchase a total of 100,000 shares of our common stock to certain officers, directors and employees with an exercise price of $2.71 per share. One third of the option will vest and become exercisable on the first, second and third anniversaries of the date of grant. On February 1, 2010, Mr. Naijiang Zhou received 20,000 shares of our common stock in accordance with the terms of the employment agreement, to vest in equal installments over a twelve month period. On February 23, 2011, we issued 30,000 shares of our common stock to Mr. Naijiang Zhou under the 2009 Equity Incentive Plan, to vest in equal installments over a twelve month period. On February 21, 2012, the Company granted 50,000 restricted shares to Mr. Zhou, vesting on the 12-month anniversary date of the grant date. On December 14, 2012, the Company granted Mr. Zhou 50,000 shares of restricted stock under the 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On February 23, 2011, we granted Mr. Pascale an option to purchase 5,000 shares of common stock with an exercise price of $2.71 per share which will vest monthly in equal installments over a 12-month period starting February 23, 2011. On February 21, 2012, we granted 10,000 restricted shares to Mr. Pascale, which will vest on the one-year anniversary date of the grant date. On March 7, 2013, Mr. Pascale was granted 10,000 shares of restricted stock under the Company's 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date. On February 10, 2014, Mr. Pascale was granted 10,000 shares of restricted stock under the Company's 2009 Equity Incentive Plan, which will vest on the one-year anniversary date of the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	We sell our products to and buy raw materials from various companies which are beneficially owned or controlled by our CEO and President, Ms. Lifang Chen. The amounts charged for products to our Company by such related party are under the same pricing, terms and conditions as those charged to third parties. See Note 10 “Related Parties” to the consolidated financial statements included elsewhere in this report. The transactions relating to the sale of our products are set forth below:

		Amount of Transaction
Related Party	Nature of Transaction	Fiscal 2014	Fiscal 2013
Ningbo Huaye Steel Processing Co., Ltd.	Sale of products by Company	$32,514	$88,503
ChangshuBaojin Steel Processing Co., Ltd.	Sale of products by Company	6,935,773	7,156,007
Shanghai Huaye Steel Processing Co., Ltd.	Sale of products by Company	168,975	26,592,113
Shanghai Huaye Steel Group Co., Ltd.	Sale of products by Company	94,497,315	138,518,128
Wuxi Haide Steel Processing Co., Ltd.	Sale of products by Company	5,576,973	10,202,517
Zhejiang Nanye Metal Cutting & Delivery Co., Ltd.	Sale of products by Company	17,734	285,757
Guangzhou Qiyuan Steel Processing Co., Ltd.	Sale of products by Company	3,329,105	7,591,233
Tianjin Huaye Steel processing Co., Ltd.	Sale of products by Company	-	5,836,853
TanggangHuaye (Tianjin) Steel Marketing Co., Ltd.	Sale of products by Company	-	20,370,377
Tianjin Xinhao Trade Co., Ltd.	Sale of products by Company	18,500,752	-
Wuxi Suwu Industry Co., Ltd	Sale of products by Company	7,952,450	-
Guangzhou Xingbang Metal Industry Co., Ltd	Sale of products by Company	5,768,806	-

For the years ended June 30, 2014 and 2013, purchases from related parties beneficially owned or controlled by Ms. Chen totaled $170,571,823 and $261,808,367, respectively.

•	At June 30, 2014 and 2013, the Company had letters of credit totaling $50,760,185 and $83,081,204, respectively, in the form of banker’s acceptance notes that are held by related parties in connection with purchases from related parties. The banker’s acceptance notes carry a 0% interest rate, can be presented to the respective banks in 90 to 180 days from the dates they were written, are secured by cash on deposit with the respective banks and are guaranteed by related parties.

•	During the years ended June 30, 2014 and 2013, the Company repaid $1,050,000 and nil loans from related parties. As of June 30, 2014 and 2013, the Company had loans from related parties totaling $8,182,019 and $8,182,019 respectively; and accrued interest totaling $1,252,039 and $1,961,940, respectively. The loans from related parties and accrued interest have been recorded as a reduction of advances to suppliers, related parties in the accompanying consolidated balance sheet as of June 30, 2014 and 2013.

•	Some of our notes payables are guaranteed by Shanghai Huaye and its affiliates, as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We did not pay any stated or unstated consideration to Shanghai Huaye or its affiliates for their guarantees of our note payables.

•	On August 6, 2004, our subsidiary Ningbo Zhehua entered into a lease agreement with Ningbo Huaye Steel Processing Co., Ltd., a subsidiary of Shanghai Huaye, pursuant to which Ningbo Zhehua leased a factory building located at the Ningbo Camel Machinery & Electronics Industrial Park. The lease agreement has a term of 10 years and expires on December 31, 2014.We expect that the lease will be renewed annually after the initial term expires.

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

Parents of the Company

Total Raise Investments Ltd., an entity owned and controlled by Ms. Lifang Chen, our Chairperson, currently owns approximately 72.8% of our common stock.

Director Independence

Messrs. Gerard Pascale, Guoyou Shao, and Xinchuang Li each serves on our board of directors as an “independent director” as defined by Rule 5605(a) (2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by its independent registered public accounting firms for professional services rendered for the fiscal years ended June 30, 2014 and 2013:

(in thousands of U.S. dollars)

	June 30, 2014	June 30, 2013
Audit fees(1)	$454.1	$425.6
Audit-related fees(2)	-	8.4
Tax fees	-	-
All other fees	-	-
Total	454.1	434.0

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and permissible non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and permissible non-audit services performed by our principal accountant for the consolidated financial statements as of and for the year ended June 30, 2014.

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

Date: December 15, 2014

SUTOR TECHNOLOGY GROUP LIMITED

By:	/s/Lifang Chen
Lifang Chen
Chief Executive Officer

By:	/s/ Naijiang Zhou
Naijiang Zhou
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lifang Chen	Chairperson, Chief Executive Officer	December 15, 2014
Lifang Chen	(Principal Executive Officer)

/s/ Naijiang Zhou	Director, Chief Financial Officer	December 15, 2014
Naijiang Zhou	(Principal Financial and Accounting Officer)

/s/ Gerard Pascale	Director	December 15, 2014
Gerard Pascale

/s/ Guoyou Shao	Director	December 15, 2014
Guoyou Shao

/s/ Xinchuang Li	Director	December 15, 2014
Xinchuang Li

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sutor Technology Group Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Sutor Technology Group Limited and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutor Technology Group Limited and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Beijing, China

December 15, 2014

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$12,178,225	$3,601,385
Restricted cash	60,860,255	108,825,425
Short-term investments	3,248,652	-
Trade accounts receivable, unrelated parties, net of allowance for doubtful accounts of $1,368,723 and $623,742, respectively	6,331,702	7,331,291
Trade accounts receivable, related parties	16,149,269	-
Notes receivables	194,919	19,835,677
Other receivables and prepayments, unrelated parties, net of allowance for doubtful accounts of $255,628 and $248,128, respectively	1,875,785	3,446,187
Other receivables and prepayments, related parties	405,558	-
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $527,673 and $796,026, respectively	8,645,751	43,175,047
Advances to suppliers, related parties	286,085,768	251,900,527
Inventories, net	78,277,682	52,377,135
Current deferred tax assets	1,507,840	952,417
Total Current Assets	475,761,406	491,445,091
Non-current Assets:
Advances for purchase of long term assets	85,241	17,085,958
Property, plant and equipment, net	87,121,382	71,508,912
Intangible assets, net	3,568,855	3,074,372
Long-term investments	1,814,734	6,686,539
Total Non-current Assets	92,590,212	98,355,781
TOTAL ASSETS	$568,351,618	$589,800,872

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	June 30,	June 30,
	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$139,223,123	$138,968,845
Long-term loans, current portion	-	7,418,003
Accounts payable, unrelated parties	5,843,599	9,645,713
Notes payable	136,274,446	178,917,942
Other payables and accrued expenses, unrelated parties	4,613,201	7,291,220
Other payables and accrued expenses, related parties	3,110,196	-
Advances from customers, unrelated parties	7,917,111	11,008,550
Advances from customers, related parties	15,114,353	-
Warrant liabilities	866	144,535
Total Current Liabilities	312,096,895	353,394,808
Non-Current Liabilities
Long-term loans, unrelated parties	2,859,995	1,180,877
Long-term loans, related parties	8,182,018	-
Total Non-current Liabilities	11,042,013	1,180,877
Total Liabilities	323,138,908	354,575,685

Commitments and Contingencies (Note 15)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of June 30, 2014 and 2013; issued: 42,252,267 shares and 40,965,602 shares as of June 30, 2014 and 2013, respectively	42,252	40,965
Additional paid-in capital	43,652,089	41,793,142
Statutory reserves	22,725,841	20,426,971
Retained earnings	137,081,594	132,311,592
Accumulated other comprehensive income	42,362,443	41,304,026
Less: Treasury stock, at cost, 590,838 as of June 30, 2014 and 2013	(651,509)	(651,509)
Total Stockholders' Equity	245,212,710	235,225,187
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,351,618	$589,800,872

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Year Ended
	June 30
	2014	2013

Revenue from unrelated parties	$262,635,057	$395,433,973
Revenue from related parties	142,780,398	216,641,488
Total Revenue	405,415,455	612,075,461
Cost of Revenue	(371,768,467)	(567,139,939)
Gross Profit	33,646,988	44,935,522

Operating Expenses:
Selling expenses	(4,993,368)	(8,266,533)
General and administrative expenses	(11,491,805)	(10,516,116)
Total Operating Expenses	(16,485,173)	(18,782,649)
Income from Operations	17,161,815	26,152,873

Other Incomes/(Expenses):
Interest income	3,263,566	3,414,416
Interest expense	(10,113,479)	(10,209,681)
Changes in fair value of warrant liabilities	143,669	(97,131)
Income from equity method investments	274,225	370,814
Other income	139,624	457,735
Other expense	(784,597)	(460,412)
Total Other Expenses	(7,076,992)	(6,524,259)

Income Before Taxes	10,084,823	19,628,614
Income tax expense	(3,015,951)	(2,723,150)
Net Income	$7,068,872	$16,905,464

Other Comprehensive Income:
Foreign currency translation adjustment	1,058,417	5,681,785
Comprehensive Income	8,127,289	22,587,249

Basic Earnings per Share	$0.17	$0.42
Diluted Earnings per Share	$0.17	$0.42

Basic Weighted Shares Outstanding	41,517,840	40,251,218
Diluted Weighted Shares Outstanding	41,517,840	40,251,218

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
	Common Stock		Additional Paid-in	Statutory	Retained	Other Comprehensive	Treasury
	Number	Amount	Capital	Reserves	Earnings	Income	Stock	Total

Balance as of June 30, 2012	40,805,602	$40,805	$41,344,306	$18,100,361	$117,732,738	$35,622,241	$(607,668)	$212,232,783
Deemed contribution from stockholders in connection with the disposal of Ningbo Taixiang Investment Co., Ltd.	-	-	119,420	-	-	-	-	119,420
Stock-based compensation	160,000	160	329,416	-		-	-	329,576
Provision of statutory reserves	-	-	-	2,326,610	(2,326,610)	-	-	-
Net income for the year	-	-	-	-	16,905,464	-	-	16,905,464
Foreign currency translation adjustment	-	-	-	-	-	5,681,785	-	5,681,785
Repurchase of common stock	-	-	-	-	-	-	(43,841)	(43,841)
Balance as of June 30, 2013	40,965,602	$40,965	$41,793,142	$20,426,971	$132,311,592	$41,304,026	$(651,509)	$235,225,187
Issuance of common stock	1,041,665	1,042	1,498,958	-	-	-	-	1,500,000
Stock-based compensation	245,000	245	359,989	-	-	-	-	360,234
Provision of statutory reserves	-	-	-	2,298,870	(2,298,870)	-	-	-
Net income for the year	-	-	-	-	7,068,872	-	-	7,068,872
Foreign currency translation adjustment	-	-	-	-		1,058,417	-	1,058,417
Balance as of June 30, 2014	42,252,267	$42,252	$43,652,089	$22,725,841	$137,081,594	$42,362,443	$(651,509)	$245,212,710

The accompanying notes are an integral part of the consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	June 30
	2014	2013
Cash Flows from Operating Activities:
Net income	$7,068,872	$16,905,464
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	9,068,355	8,868,707
Provision/(reversal) for doubtful accounts	478,682	(392,969)
Write downs of inventories	-	141,173
Stock-based compensation	496,292	193,518
Foreign currency exchange gain	(47,909)	(454,657)
(Gain)/loss on disposal of property, plant and equipment	(11,062)	16,240
Interest income from short-term investments carried at amortized cost	-	(31,059)
Income from equity method investments	(274,225)	(370,814)
Deferred income taxes	(552,796)	(223,911)
Changes in fair value of warrant liabilities	(143,669)	97,131
Changes in current assets and liabilities:
Restricted cash	27,002,074	(20,674,295)
Trade accounts receivable, unrelated parties	286,190	544,243
Trade accounts receivable, related parties	(16,182,388)	-
Notes receivable	19,759,493	(2,514,588)
Other receivables and prepayments, unrelated parties	1,443,844	1,150,326
Other receivables and prepayments, related parties	(406,390)	-
Advances to suppliers, unrelated parties	35,042,929	(15,318,614)
Advances to suppliers, related parties	(33,197,638)	(54,965,689)
Inventories	(25,116,596)	(982,823)
Accounts payable, unrelated parties	(3,740,716)	(4,385,361)
Notes payable	(43,438,610)	50,723,310
Other payables and accrued expenses, unrelated parties	(2,709,446)	(1,668,531)
Other payables and accrued expenses, related parties	3,113,187	-
Advances from customers, unrelated parties	(3,140,092)	2,874,317
Advances from customers, related parties	15,145,350	-
Net Cash Used In Operating Activities	(10,056,269)	(20,468,882)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(7,750,475)	(5,310,774)
Proceeds from disposal of property, plant and equipment	411,448	889,743
Purchase of intangible assets	(567,444)	(3,565,706)
Payment for long-term investments	-	(6,213,456)
Proceeds from disposal of long-term investments	4,557,440	-
Payments for short-term investments	(3,255,314)	-
Disposal of subsidiary, net of cash disposed of $27,401 and nil, respectively	-	(27,401)
Proceeds from sale of short-term investments	-	4,909,220
Net Cash Used In Investing Activities	(6,604,345)	(9,318,374)

Cash Flows from Financing Activities:
Proceeds from loans	238,160,540	117,603,938
Payments of loans	(235,852,667)	(119,567,659)
Proceeds from issuance of common stock	1,500,000
Changes in restricted cash	21,491,892	25,763,889
Payments on repurchase of common stock	-	(43,841)
Net Cash Provided By Financing Activities	25,299,765	23,756,327

Effect of Exchange Rate Changes on Cash	(62,311)	101,783

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

Net Change in Cash and Cash Equivalents	8,576,840	(5,929,146)
Cash and Cash Equivalents at Beginning of Year	3,601,385	9,530,531
Cash and Cash Equivalents at End of Year	$12,178,225	$3,601,385

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties	$-	$10,791,134
Accounts payable for purchase of long-term assets	(107,346)	(1,244,579)
Advances for purchase of long-term assets	17,103,162	(1,733,684)

Supplemental Cash Flow Information:
Cash paid during the year for interest expense	$(11,484,801)	$(8,670,207)
Cash paid during the year for income tax	$(5,113,782)	$(2,595,402)

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

As of June 30, 2014, Sutor’s subsidiaries included the following entities:

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2014	June 30, 2013
Closing RMB : USD exchange rate at the year end	6.1564	6.1807
Average RMB : USD exchange rate for the year	6.1438	6.2767

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

Short-term investments - Investments with stated maturities of greater than 90 days but less than 365 days are mainly time deposits that are classified as short-term investments. Short-term investments are classified as held-to-maturity and recorded at amortized cost when the Company has both the positive intent and ability to hold investments to maturity. There was no short-term investment as of June 30, 2013. As of June 30, 2014, all the short-term investments of the Company were classified as held-to-maturity.

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

Impairment of Long-lived Assets - The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for each of the year ended June 30, 2014 and 2013.

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of June 30, 2014.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of June 30, 2014 and 2013, carrying values of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of June 30, 2014 and 2013 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of June 30, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$866	$-	$-	$866

	Balance as of June 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$144,535	$-	$-	$144,535

For a summary of changes in warrant liabilities for the year ended June 30, 2014 and 2013, please see Note 12.

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

The Company sells some products to related parties, who in turn sell the product to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the product. Handling fees were $241,624 and $109,167 for the year ended June 30, 2014 and 2013 respectively and have been recorded in selling expenses in the statement of operations.

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

Income Taxes – The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the year ended June 30, 2014 and 2013.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

Share Repurchase Program – Pursuant to a Board of Directors’ resolution on August 29, 2011, the Company’s management is authorized to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company accounted for those shares repurchase as Treasury Stock at cost in accordance to ASC Subtopic 505-30 (“ASC 505-30”), Treasury Stock and is shown separately in the stockholders’ equity as the Company has not yet decided on the ultimate disposition of those repurchased stocks. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of June 30, 2014 and 2013, the Company had repurchased 590,838 shares of its common stock at a total cost of $651,509.

Treasury stock reissuance – Shares of common stock repurchased by the Company that are not retired are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the Company's consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the years ended June 30, 2014 and 2013, the Company did not reissue shares from treasury stock.

Recent Accounting Pronouncements – On July 18, 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Income Taxes - Topic 740). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset has expired before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on our ongoing financial reporting.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact of adopting this Update on its financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments as of June 30, 2014 consisted of the following:

	Carrying	Unrealized	Estimated
	Value	Gains/(Losses)	Fair Value

Held-to-maturity securities
- Fixed rate time deposits	$3,248,652	$-	$3,248,652

The following table summarizes the movement of short-term investments for the years ended June 30, 2014 and 2013:

	For The Year Ended
	June 30,
	2014	2013
Balance at beginning of the year	$-	$4,849,112
Payment for fixed rate time deposits	3,255,314	-
Interest income recognized during the year	-	31,059
Foreign currency translation difference	(6,662)	29,049
Disposal of short-term investments	-	(4,909,220)
Balance at end of the year	$3,248,652	$-

As of June 30, 2014, all of the Company’s short-term investments were pledged to banks to secure the loan granted to the Company (Note 9).

NOTE 4 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments, unrelated parties as of June 30, 2014 and 2013 consisted of the following:

	June 30,	June 30,
	2014	2013
Tax recoverable	$10,266	$-
Prepaid expenses	-	136,058
Other receivables	2,121,147	3,558,257
	2,131,413	3,694,315
Less: allowance for doubtful accounts	(255,628)	(248,128)
Other receivables and prepayments, unrelated parties, net	$1,875,785	$3,446,187

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2014	2013
Raw materials	$14,006,475	$28,844,850
Finished goods	64,405,222	23,793,747
	78,411,697	52,638,597
Less: allowance for obsolescence	(134,015)	(261,462)
Inventories, net	$78,277,682	$52,377,135

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2014 and 2013 consisted of the following:

	June 30,	June 30,
	2014	2013
Buildings and plant	$47,013,051	$46,704,868
Machinery	72,916,144	73,096,228
Office and other equipment	1,734,518	1,346,734
Vehicles	669,101	471,456
	122,332,814	121,619,286
Less: accumulated depreciation	(62,419,223)	(53,682,239)
	59,913,591	67,937,047
Construction in progress	27,207,791	3,571,865
Property, Plant and Equipment, net	$87,121,382	$71,508,912

As of June 30, 2014 and 2013, certain of the Company’s property, plant and equipment amounted to approximately $39 million was pledged to banks to secure the loan granted to the Company (Note 9).

Depreciation expense for the years ended June 30, 2014 and 2013 was $ 8,984,249 and $8,705,240, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2014 and 2013 consisted of the following:

	June 30,	June 30,
	2014	2013
Cost	$4,338,269	$3,757,157
Less: Accumulated amortization	(769,414)	(682,785)
Intangible Assets, net	$3,568,855	$3,074,372

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the years ended June 30, 2014 and 2013 was $84,106 and $163,467, respectively.

As of June 30, 2014 and 2013, certain of the Company’s intangible assets amounted to approximately $2.8 million and $2.9 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 9).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
For the year ending June 30, 2015	86,765
For the year ending June 30, 2016	86,765
For the year ending June 30, 2017	86,765
For the year ending June 30, 2018	86,765
For the year ending June 30, 2019	86,765
For the year ending June 30, 2020 and thereafter	3,135,030
Total	$3,568,855

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LONG-TERM INVESTMENTS

In August 2012, the Company together with other two unrelated companies jointly established CRM Suzhou. The Company holds 39% equity interest in CRM Suzhou with the consideration of $6.2 million in cash. The Company evaluated its interest in CRM Suzhou under relevant guidance in ASC 810 and ASC 323 pertaining to consolidation and equity method accounting, respectively. The Company determined that it does not have a controlling financial interest in the investee, but rather possesses significant influence. Accordingly, the Company has accounted for this investment under the equity method.

In 2014, the Company entered into a share transfer agreement with China Railway Materials Wuhan Company Limited (“CRM Wuhan”), CRM Suzhou’s holding company, and sold 28% of CRM Suzhou’s shares held by Jiangsu Coldrolled to CRM Wuhan for total consideration of $4.5 million in cash. The Company evaluated its interest in CRM Suzhou again after disposal under relevant guidance in ASC 810 and ASC 323 pertaining to consolidation and equity method accounting, respectively. The Company determined that it neither has a controlling financial interest in the investee nor possesses significant influence. Accordingly, the Company has accounted for this investment under the cost method after disposal. Immediately before the disposal, the carrying value of the investment in CRM Suzhou was $6.4 million as a result of the equity accounting; and immediately after the disposal, the carrying value of the investment CRM Suzhou was $1.8 million.

NOTE 9 – LOANS

Loans are as follows as of the respective balance sheet dates:

	June 30,	June 30,
	2014	2013
Short-term loans	$139,223,123	$138,968,845
Long-term loans, current portion	-	7,418,003
	139,223,123	146,386,848
Long-term loans, non-current portion	11,042,013	1,180,877
Total loans	$150,265,136	$147,567,725

The short-term loans outstanding as of June 30, 2014 and June 30, 2013 bore a weighted average interest rate of 6.82% and 5.11% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of June 30, 2014 and June 30, 2013 bore a weighted average interest rate of 4.63% and 7.10% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of one to three years.

Short-term loans as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by

Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$75,476,159
Guaranteed by a related party	52,701,548
Guaranteed by the Company's property, plant and equipment	11,045,416
Total short-term loans	$139,223,123

Short-term loans as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$45,464,106
Guaranteed by a related party	40,351,593
Guaranteed by the Company's property, plant and equipment	28,152,151
Guaranteed by the Company's cash deposit	10,000,000
Jointly guaranteed by (i) the Company's cash deposit, (ii) the Company's notes receivable	9,500,000
Unsecured	5,500,995
Total short-term loans	$138,968,845

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Long-term loans, current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	4,558,008
Unsecured	2,859,995
Total long-term loans, current portion	$7,418,003

An amount of nil and $7,418,003 has been reclassified from long-term loans, non-current to long-term loans, current as of June 30, 2014 and June 30, 2013, respectively, to reflect amounts will be due and paid within 12 months.

Long-term loans, non-current portion as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$11,042,013

Long-term loans, non-current portion as of June 30, 2013 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by the Company's property, plant and equipment	$1,180,877

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. As of June 30, 2014, the asset-liability ratio of Jiangsu Coldrolled was 72% which exceeded the ratio of 65% as required by a loan agreement with a bank for the short-term bank borrowing of $1.8 million. Management believes the breach of financial covenant does not have significant impacts to this consolidated financial statements. Except this, management believes that the Company had complied with such financial covenants as of June 30, 2014, and will continue to comply with them.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye and its subsidiaries, which were ultimately controlled by the same party as the Company; CRM Suzhou, which is the Company’s equity investee; Tianjin Xinhao Commerce Co., Ltd, Hangzhou Xiaoshan Ruifan Industrial Co., Ltd, Guangzhou Xingbang Metal Industrial Co., Ltd. and Wuxi Suwu Industrial Co., Ltd. (collectively “Related Trading Companies”), over which the Company’s ultimate controlling party has significant influence.

Annual Related Party Activities

	For The Year Ended
	June 30,
	2014	2013
Sales to Shanghai Huaye and its subsidiaries	$110,558,389	$216,641,488
Sales to Related Trading Companies	32,222,009	-
Purchases from Shanghai Huaye and its subsidiaries	170,571,823	261,808,367
Purchases from CRM Suzhou	31,525,875	98,372,902
Handling fees paid to Shanghai Huaye and its subsidiaries	241,624	109,167
Sales of property, plant and equipment to Shanghai Huaye and its subsidiaries	390,760	-
Disposal of Ningbo Taixiang to Shanghai Huaye and its subsidiaries	-	4,062,751
Rental fees to Shanghai Huaye and its subsidiaries	253,395	152,947
Interest expenses to Shanghai Huaye	340,098	340,098

Year-End Related Party Balances

	June 30,	June 30,
	2014	2013
Trade accounts receivable	$16,149,269	$-
Advances to suppliers	286,085,768	251,900,527
Other receivables	405,558
Other payables and accrued expenses	3,110,196	-
Long-term loans	8,182,018	-

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

The amounts charged for products to the Company by Shanghai Huaye and its subsidiaries under the same pricing, terms and conditions as those charged to third parties. Different to nonrelated party suppliers, the Company does not have to enter into a long-term contract with related party suppliers in which case is more flexible for the Company.

Receivables from, advanced purchase deposits to, loans, payables to and advanced sales deposits from Shanghai Huaye and its subsidiaries as of June 30, 2013 have been netted due to the right of offset through agreements with these related parties. Below is a summary of the gross balances before the offset. No such offset as of June 30, 2014.

June 30,
2013
Trade accounts receivable	$14,074,297
Other receivables	4,062,751
Advances to suppliers	246,016,845
Accounts payable	(155,322)
Other payables	(1,331,079)
Advances from customers	(623,007)
Short-term borrowings	(8,182,018)
Accrued expenses	(1,961,940)
Netted balance	251,900,527

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

In September 2013, Changshu Huaye was awarded the title of High-New-Tech Enterprises (“HNTE”) by Jiangsu provincial government. According to the PRC income tax laws, it is subject to enterprise income tax at a rate of 15% for calendar years 2013, 2014 and 2015.

Income tax payable as of June 30, 2014 and 2013 were $536,219 and $3,391,728, respectively, which were presented as a component of other payables and accrued expenses in the accompanying consolidated balance sheets.

The reconciliation of tax computed by applying the statutory income tax rate applicable to PRC operations to income tax expense is as following:

	For The Year Ended
	June 30,
	2014	2013
Income before tax	$10,084,823	$19,628,615
Income tax calculated at PRC statutory rate of 25%	2,521,206	4,907,154
Benefit of favorable rates	(625,568)	(860,134)
Tax refund due to purchase of Domestic Equipment	-	(865,846)
Effect of differences in foreign tax rate	442,495	(2,459,965)
Changes in valuation allowance	595,649	1,820,858
Others	82,169	181,083
Total Income tax expense	$3,015,951	$2,723,150

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES - continued

Deferred tax assets as of June 30, 2014 and 2013 comprised of the following:

	June 30,	June 30,
	2014	2013
Net tax loss carry forward	$3,737,039	$2,836,510
Stock-based compensation	331,064	162,324
Allowance for doubtful trade accounts receivable	303,627	137,611
Allowance for doubtful other receivables	63,253	54,555
Allowance for doubtful advances to suppliers	120,724	186,186
Allowance for inventory obsolescence	33,504	65,365
Accrued expenses	54,402	-
Less: Valuation allowance	(3,135,773)	(2,490,134)
Total Deferred tax assets	$1,507,840	$952,417

As of June 30, 2014, the Company has a tax loss for PRC enterprise income tax purposes of $4,897,735 which are available to offset future taxable income, if any, through 2019; the Company has a tax loss for United States federal income tax purposes of $6,807,890 which are available to carry back two years or offset future taxable income, if any, through 2034. The valuation allowance for 2013 and 2014 specifically relate to NOLs generated by WOFE and in foreign jurisdictions, primarily in the United States, where a tax benefit cannot be currently realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net realizable deferred tax assets relate to temporary differences from accrued expenses in a foreign jurisdiction where the Company believes it is more likely than not it has both sufficient recoverable taxes and projected future taxable income to realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2014 and 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The income tax expense for the years ended June 30, 2014 and 2013 comprised of the following:

	For The Year Ended
	June 30,
	2014	2013
Current	$3,568,747	$2,947,061
Deferred	(552,796)	(223,911)
Total Income tax expense	$3,015,951	$2,723,150

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

The fair values of the warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	June 30, 2014	June 30, 2013
	Year end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$1.00	$1.52
Exercise price	$3.76	$3.76
Estimated Term (Year)	0.67	1.67
Expected volatility	60.57%	75.40%
Risk-free rate	0.11%	0.36%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$866	$144,535

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – WARRANTS - continued

The following table summarizes the movement of warrant liabilities for the years ended June 30, 2014 and 2013:

	For The Year Ended
	June 30,
	2014	2013
Balance at beginning of the year	$144,535	$47,404
Changes in fair value	(143,669)	97,131
Balance at end of the year	$866	$144,535

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

Stock-based compensation expense for the years ended June 30, 2014 and 2013 was $166,234 and $82,260, respectively. The remaining $142,241 stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at June 30, 2014 is $145,000.

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

Stock-based compensation expense for the years ended June 30, 2014 and 2013 was $330,058 and $58,942, respectively. As of June 30, 2014, the remaining unrecognized stock-based compensation was nil.

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

Stock-based compensation expense for the years ended June 30, 2014 and 2013 on the stock options were nil and $52,316, respectively. As of June 30, 2014, the remaining unrecognized stock-based compensation is nil.

The following table summarizes the options activity for the years ended June 30, 2014 and 2013:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	105,000	$2.71	2.86	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2013	105,000	2.71	1.86	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2014	105,000	$2.71	0.86	$-

Total intrinsic value of stock options outstanding as of June 30, 2014 and 2013 was nil.

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

	For The Year Ended
	June 30,
	2014	2013

Net income attributable to the common stockholders	$7,068,872	$16,905,464

Basic weighted-average common shares outstanding	41,517,840	40,251,218
Dilutive effect of warrants and options	-	-
Diluted weighted-average common shares outstanding	41,517,840	40,251,218

Earnings per share:
Basic	$0.17	$0.42
Diluted	$0.17	$0.42

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the year ended June 30, 2014 and 2013, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the year.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of June 30, 2014, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
For the year ending June 30, 2015	350,854
For the year ending June 30, 2016	350,854
For the year ending June 30, 2017	350,854
For the year ending June 30, 2018	350,854
For the year ending June 30, 2019 and thereafter	1,812,748
Total	$3,216,164

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of June 30, 2014 and 2013, the Company had purchase obligations totaled $2,464,606 and $5,627,858, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2014.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of June 30, 2014 and 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 27.3% and 35.4% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the years ended June 30, 2014 and 2013, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 45.9% and 48.8% of the Company’s total purchases for the years ended June 30, 2014 and 2013, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of June 30, 2014 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$103,245,109	$115,164,377	$35,654,768	$8,570,803	$-	$262,635,057
Revenue from related parties	50,105,743	75,434,703	17,234,374	5,578	-	142,780,398
Revenue from other operating segments	26,952,590	85,954,366	10,632,409	3,420	(123,542,785)	-
Total operating expenses	8,905,248	2,630,460	3,036,950	1,042,966	869,549	16,485,173
Interest income	1,350,500	1,683,636	228,694	377	359	3,263,566
Interest expense	3,351,251	5,113,508	275,251	-	1,373,469	10,113,479
Depreciation and amortization expense	2,413,034	5,085,392	1,023,074	546,855	-	9,068,355
Income tax expense	953,632	2,330,844	(268,525)	-	-	3,015,951
Net segment profit/(loss)	5,302,045	6,192,311	(252,552)	(525,774)	(3,647,158)	7,068,872
Capital expenditures	2,533,376	5,947,668	105,003	-	-	8,586,047
Segment assets	275,466,919	$385,865,909	$52,065,838	$32,883,736	$(177,930,784)	$568,351,618

As of June 30, 2013 and for the year then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$153,545,396	$204,229,745	$27,474,831	$10,177,247	$6,754	$395,433,973
Revenue from related parties	22,270,356	187,521,768	6,708,359	141,005	-	216,641,488
Revenue from other operating segments	19,437,557	93,904,065	-	-	(113,341,622)	-
Total operating expenses	9,617,720	4,443,065	3,089,320	839,290	793,254	18,782,649
Interest income	1,938,031	1,249,928	225,924	481	52	3,414,416
Interest expense	1,853,979	6,671,915	151,582	-	1,532,205	10,209,681
Depreciation and amortization expense	2,320,712	5,053,639	959,080	535,276	-	8,868,707
Income tax expense	1,386,618	2,819,641	(161,302)	-	(1,321,807)	2,723,150
Net segment profit/(loss)	7,214,717	11,633,050	(490,628)	(405,853)	(1,045,822)	16,905,464
Capital expenditures	534,039	3,148,883	4,276,561	-		7,959,483
Segment assets	251,793,786	$343,704,650	$48,037,358	$33,699,875	$(87,434,797)	$589,800,872

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the years ended June 30, 2014 and 2013:

	For the Year Ended June 30,
Geographic Area	2014	2013
PRC	$375,170,191	$553,207,007
Other Countries	30,245,264	58,868,454
Total	$405,415,455	$612,075,461

NOTE 19 – ADDITIONAL INFORMATION - CONDENSED FINANCIAL STATEMENTS

The following condensed financial statements have been prepared in accordance with SEC Regulation S-X Rule 5-04 and Rule 12-04. The financial information of the parent company, Sutor, has been prepared using the same accounting policies as set out in the preceding footnotes to the consolidated financial statements except that the Company records its investment in subsidiaries under the equity method of accounting. Such investment to subsidiaries is presented on the balance sheet as “Investment in subsidiaries” and the profit of the subsidiaries is presented as “Investment income” on the statement of operations.

These statements should be read in conjunction with the preceding notes to the consolidated financial statements of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted.

As of June 30, 2014 and 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of Sutor, except for those which have been separately disclosed in the consolidated financial statements of the Company, if any.

Condensed Balance Sheets

	June 30,	June 30,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$175,771	$44,880
Other receivables	25	136,083
Total Current Assets	175,796	180,963

Investments in Subsidiaries	270,877,160	261,384,561
TOTAL ASSETS	$271,052,956	$261,565,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$-	$24,333,990
Long-term loans, current portion	-	-
Other payables and accrued expenses	8,736	8,736
Other payables, related parties	25,830,644	1,853,076
Warrant liabilities	866	144,535
Total Current Liabilities	25,840,246	26,340,337

Stockholders' Equity
Common stock	42,252	40,965
Additional paid-in capital	86,014,532	83,097,168
Retained earnings	159,807,435	152,738,563
Less: Treasury stock, at cost	(651,509)	(651,509)
Total Stockholders' Equity	245,212,710	235,225,187
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$271,052,956	$261,565,524

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – ADDITIONAL INFORMATION - CONDENSED FINANCIAL STATEMENTS – continued

Condensed Statements of Operations

	For The Years Ended
	June 30
	2014	2013

Operating Expenses:
General and administrative expenses	$(647,216)	$(379,725)
Loss from Operations	(647,216)	(379,725)

Other Incomes/(Expenses):
Investment income	8,434,182	17,090,123
Interest income	8	28
Interest expense	(861,771)	(1,020,507)
Changes in fair value of warrant liabilities	143,669	(97,131)
Other expenses	-	(9,131)
Total Other Income	7,716,088	15,963,382

Income Before Taxes	7,068,872	15,583,657
Income tax benefit	-	1,321,807
Net Income	$7,068,872	$16,905,464

Condensed Statements of Cash Flows

	For The Years Ended
	June 30
	2014	2013

Net Cash Used In Operating Activities	$(1,950,397)	$(379,725)

Net Cash Used In Investing Activities	-	-

Net Cash Provided By Financing Activities	2,081,288	366,509

Net Change in Cash and Cash Equivalents	130,891	(13,216)
Cash and Cash Equivalents at Beginning of Year	44,880	58,096
Cash and Cash Equivalents at End of Year	$175,771	$44,880

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10K-SB filed on March 30, 2007]
3.2	Amended and Restated Bylaws of the registrant. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 8, 2013]
4.1	Sutor Technology Group Limited 2009 Equity Incentive Plan [Incorporated by reference to Exhibit B to the registrant’s proxy statement dated May 13, 2009 relating to the registrant’s 2009 Annual Meeting of Shareholders]
10.1	Form of Subscription Agreement, dated as of March 4, 2010, by and between the registrant and each of the purchasers identified on the signature pages thereto. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on March 8, 2010]
10.2	Employment Agreement, dated December 18, 2009, by and between the registrant and Naijiang Zhou [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 4, 2010]
10.3	Amendment to Employment Contract, dated February 23, 2011, by and between the registrant and Naijiang Zhou. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on February 24, 2011]
10.4	Independent Director’s Contract, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on January 20, 2010]
10.5	Amendment to Independent Director’s Contract, dated February 23, 2011, by and between the registrant and Gerard Pascale. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed on February 24, 2011]
10.6	Indemnification Agreement, dated as of January 20, 2010, by and between the registrant and Gerard Pascale [Incorporated by reference to Exhibit 10.2 to the registrant’s current report Form 8-K filed on January 20, 2010]
10.7	Lease Agreement, dated August 6, 2004, by and between Ningbo Zhehua and Ningbo Huaye Steel Processing Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s annual report Form 10-K filed on September 28, 2010]
10.8	Amendment No. 2 to Independent Director’s Contract, dated February 9, 2012, by and between the Company and Gerard Pascale [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 15, 2012]
10.9	Employment Agreement, dated December 14, 2012, by and among the Company, Sutor Steel Technology Co., Ltd. and Naijiang Zhou. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 19, 2012]
10.10*	Employment Agreement, dated October 31, 2014, by and between Sutor Steel Technology Co., Ltd. and Lifang Chen.
10.11	Form of Securities Purchase Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 9, 2013]
14	Amended and Restated Business Ethics Policy and Code of Conduct. [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on February 2, 2007]
21	List of subsidiaries of the registrant. [Incorporated by reference to Exhibit 21 to the registrant’s annual report Form 10-K filed on September 28, 2010]
23.1*	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith