Form 10-Q
period 2014-09-30
Sutor Technology Group LTD
filed 2014-12-15
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 11, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,661,429

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

Period Ended September 30, 2014

i

PART I

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and Condensed Consolidated Balance Sheets as of June 30, 2014	F-1 – F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2014 and 2013	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013	F-4 – F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 – F-23

2

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014

ASSETS
Current Assets:
Cash and cash equivalents	$4,021,868	$12,178,225
Restricted cash	14,779,924	60,860,255
Short-term investments	-	3,248,652
Trade accounts receivable, unrelated parties, net of allowance for doubtful accounts of $1,243,554 and $1,368,723, respectively	3,939,382	6,331,702
Trade accounts receivable, related parties	40,790,071	16,149,269
Notes receivables	576,795	194,919
Other receivables and prepayments, unrelated parties, net of allowance for doubtful accounts of $257,946 and $255,628, respectively	2,679,247	1,875,785
Other receivables and prepayments, related parties	405,670	405,558
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $661,926 and $527,673, respectively	7,898,158	8,645,751
Advances to suppliers, related parties	287,018,783	286,085,768
Inventories, net	56,202,616	78,277,682
Current deferred tax assets	3,104,989	1,507,840
Total Current Assets	421,417,503	475,761,406
Non-current Assets:
Advances for purchase of long term assets	85,264	85,241
Property, plant and equipment, net	85,008,417	87,121,382
Intangible assets, net	3,548,143	3,568,855
Long-term investments	1,815,236	1,814,734
Total Non-current Assets	90,457,060	92,590,212
TOTAL ASSETS	$511,874,563	$568,351,618

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	September 30,	June 30,
	2014	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$186,818,007	$139,223,123
Long-term loans, current portion	-	-
Accounts payable, unrelated parties	5,717,104	5,843,599
Notes payable	33,295,758	136,274,446
Other payables and accrued expenses, unrelated parties	9,411,081	4,613,201
Other payables and accrued expenses, related parties	3,113,169	3,110,196
Advances from customers, unrelated parties	7,095,891	7,917,111
Advances from customers, related parties	15,118,527	15,114,353
Warrant liabilities	3	866
Total Current Liabilities	260,569,540	312,096,895
Non-Current Liabilities
Long-term loans, unrelated parties	2,859,995	2,859,995
Long-term loans, related parties	8,182,018	8,182,018
Total Non-current Liabilities	11,042,013	11,042,013
Total Liabilities	271,611,553	323,138,908

Commitments and Contingencies (Note 15)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of September 30 and June 30, 2014; issued: 42,252,267 shares and 42,252,267 shares as of September 30 and June 30, 2014, respectively	42,252	42,252
Additional paid-in capital	43,720,091	43,652,089
Statutory reserves	22,725,841	22,725,841
Retained earnings	131,989,310	137,081,594
Accumulated other comprehensive income	42,437,025	42,362,443
Less: Treasury stock, at cost, 590,838 as of September 30 and June 30, 2014	(651,509)	(651,509)
Total Stockholders' Equity	240,263,010	245,212,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$511,874,563	$568,351,618

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Three Months Ended
	September 30
	2014	2013

Revenue from unrelated parties	$16,991,898	$102,182,122
Revenue from related parties	20,995,932	36,926,203
Total Revenue	37,987,830	139,108,325
Cost of Revenue	(39,832,100)	(126,905,780)
Gross (Loss)/Profit	(1,844,270)	12,202,545

Operating Expenses:
Selling expenses	(269,640)	(1,994,856)
General and administrative expenses	(2,249,251)	(2,904,270)
Total Operating Expenses	(2,518,891)	(4,899,126)
(Loss)/Income from Operations	(4,363,161)	7,303,419

Other Incomes/(Expenses):
Interest income	446,485	1,050,222
Interest expense	(2,978,347)	(1,803,295)
Changes in fair value of warrant liabilities	863	(12,587)
Income from equity method investments	-	85,172
Other income	273,362	44,274
Other expense	(66,845)	(18,023)
Total Other Expenses	(2,324,482)	(654,237)

Income (Loss) Before Taxes	(6,687,643)	6,649,182
Income tax benefit/(expense)	1,595,359	(1,460,935)
Net Income/(Loss)	$(5,092,284)	$5,188,247

Other Comprehensive Income:
Foreign currency translation adjustment	74,582	1,659,557
Comprehensive Income/(Loss)	(5,017,702)	6,847,804

Basic Earnings/(Loss) per Share	$(0.12)	$0.13
Diluted Earnings/(Loss) per Share	$(0.12)	$0.13

Basic Weighted Shares Outstanding	41,661,429	41,314,527
Diluted Weighted Shares Outstanding	41,661,429	41,314,527

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(5,092,284)	$5,188,247
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,139,619	2,244,793
Provision for doubtful accounts	10,827	106,557
Stock-based compensation	68,002	64,264
Foreign currency exchange gain	-	(91,689)
Income from equity method investments	-	(85,172)
Deferred income taxes	(1,595,359)	(112,083)
Changes in fair value of warrant liabilities	(863)	12,587
Changes in current assets and liabilities:
Restricted cash	46,057,480	(8,735,865)
Trade accounts receivable, unrelated parties	2,517,420	(2,708,302)
Trade accounts receivable, related parties	(24,615,145)	-
Notes receivable	(381,494)	(41,394,993)
Other receivables and prepayments, unrelated parties	(804,498)	(8,236,889)
Advances to suppliers, unrelated parties	615,344	(2,831,826)
Advances to suppliers, related parties	(853,727)	93,269,690
Inventories	22,077,021	(54,550,385)
Accounts payable, unrelated parties	574,496	3,728,819
Accounts payable, related parties	-	9,268,908
Notes payable	(102,927,694)	17,255,052
Other payables and accrued expenses, unrelated parties	4,792,724	(361,778)
Other payables and accrued expenses, related parties	2,641	-
Advances from customers, unrelated parties	(822,613)	(190,350)
Net Cash (Used In)/Provided by Operating Activities	(58,238,103)	11,839,585

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(685,244)	(6,557,827)
Payments for short-term investments	-	(3,243,910)
Proceeds from sale of short-term investments	3,246,753	-
Net Cash Provided By/(Used In) Investing Activities	2,561,509	(9,801,737)

Cash Flows from Financing Activities:
Proceeds from loans	79,796,650	32,728,061
Payments of loans	(32,281,138)	(44,606,562)
Proceeds from issuance of common stock	-	1,500,000
Changes in restricted cash	-	10,864,531
Net Cash Provided By Financing Activities	47,515,512	486,030

Effect of Exchange Rate Changes on Cash	4,725	25,427

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

Net Change in Cash and Cash Equivalents	(8,156,357)	2,549,305
Cash and Cash Equivalents at Beginning of Year	12,178,225	3,601,385
Cash and Cash Equivalents at End of Year	$4,021,868	$6,150,690

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties	$-	$10,997,923
Accounts payable for purchase of long-term assets	(702,495)	-

Supplemental Cash Flow Information:
Cash paid during the year for interest expense	$(2,726,391)	$(2,030,947)
Cash paid during the year for income tax	$-	$(1,539,622)

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

As of September 30, 2014, Sutor’s subsidiaries included the following entities:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	September 30, 2014	September 30, 2013	June 30, 2013
Closing RMB : US$ exchange rate at the period end	6.1547	6.1439	6.1564
Average three months RMB : US$ exchange rate	6.1600	6.1654	n/a

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

Allowance for doubtful accounts – The Company provides a general provision for doubtful accounts for the outstanding trade receivable balances based on historical experience and information available. Additionally, the Company makes specific bad debt provisions based on (i) specific assessment of the collect ability of all significant accounts; and (ii) any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collect ability.

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

Impairment of Long-lived Assets - The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for the three months ended September 30, 2014 and 2013, respectively.

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

The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of Investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry specific or Investee specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investments is written down to fair value. There was no impairment for equity method investments as of September 30, 2014.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of September 30, 2014 and June 30, 2014, carrying values of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of September 30, 2014 and June 30, 2014 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of September 30, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$3	$-	$-	$3

	Balance as of June 30, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$866	$-	$-	$866

For a summary of changes in warrant liabilities for the three months ended September 30, 2014, please see Note 12.

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

Revenue Recognition - The Company recognizes revenues from the sale of products when they are realized and earned. The Company considers revenue realized and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collect ability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.

The Company sells some products to related parties, who in turn sell the product to various other unrelated party customers. The price, terms and conditions on the sales to related parties are the same as those to unrelated parties. Revenue is considered realized or realizable and earned when the related parties ship the products to unrelated party customers. A fee of 0.5% of the sales is paid to the related parties for handling the product. Handling fees were nil and $33,745 for the period ended September 30, 2014 and 2013 respectively and have been recorded in selling expenses in the statement of operations.

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

Income Taxes – The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the three months ended September 30, 2014 and 2013.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

Share Repurchase Program – Pursuant to a Board of Directors’ resolution on August 29, 2011, the Company’s management is authorized to repurchase up to $5 million of the Company’s outstanding common stock over the next year in the open market, in privately negotiated transactions or as otherwise may be determined by the Chief Executive Offer and the Chief Financial Officer (“Authorized Officers”) and will be funded from available working capital. The timing and extent of any purchases depend upon the trading price of the Company’s common stock, general business and market conditions and other investment opportunities. The Company accounted for those shares repurchase as Treasury Stock at cost in accordance to ASC Subtopic 505-30 (“ASC 505-30”), Treasury Stock and is shown separately in the stockholders’ equity as the Company has not yet decided on the ultimate disposition of those repurchased stocks. The treasury stock may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of September 30 and June 30, 2014, the Company had repurchased 590,838 shares of its common stock at a total cost of $651,509.

Treasury stock reissuance – Shares of common stock repurchased by the Company that are not retired are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the Company's consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the three months ended September 30, 2014 and 2013, the Company did not reissue shares from treasury stock.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on our ongoing financial reporting.

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

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments, unrelated parties as of September 30 and June 30, 2014 consisted of the following:

	September 30,	June 30,
	2014	2014
Tax recoverable	$810,128	$10,266
		-
Other receivables	2,127,065	2,121,147
	2,937,193	2,131,413
Less: allowance for doubtful accounts	(257,946)	(255,628)
Other receivables and prepayments, unrelated parties, net	$2,679,247	$1,875,785

NOTE 4 – INVENTORIES

Inventories as of September 30 and June 30, 2014 consisted of the following:

	September 30,	June 30,
	2014	2014
Raw materials	$14,757,044	$14,006,475
Finished goods	41,579,624	64,405,222
	56,336,668	78,411,697
Less: allowance for obsolescence	(134,052)	(134,015)
Inventories, net	$56,202,616	$78,277,682

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30 and June 30, 2014 consisted of the following:

	September 30,	June 30,
	2014	2014
Buildings and plant	$47,026,036	$47,013,051
Machinery	72,946,756	72,916,144
Office and other equipment	669,286	1,734,518
Vehicles	1,743,679	669,101
	122,385,757	122,332,814
Less: accumulated depreciation	(64,556,227)	(62,419,223)
	57,829,530	59,913,591
Construction in progress	27,178,887	27,207,791
Property, Plant and Equipment, net	$85,008,417	$87,121,382

As of September 30 and June 30, 2014, certain of the Company’s property, plant and equipment amounted to approximately $39 million was pledged to banks to secure the loan granted to the Company (Note 8).

Depreciation expense for the three months ended September 30, 2014 and 2013 was $2,117,940 and $2,225,960, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of September 30 and June 30, 2014 consisted of the following:

	September 30,	June 30,
	2014	2014
Cost	$4,339,467	$4,338,269
Less: Accumulated amortization	(791,324)	(769,414)
Intangible Assets, net	$3,548,143	$3,568,855

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended September 30, 2014 and 2013 was $21,679 and $18,833, respectively.

As of September 30 and June 30, 2014, certain of the Company’s intangible assets amounted to approximately $2.8 million was pledged to banks to secure the loan granted to the Company (Note 8).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
For the year ending June 30, 2015	65,092
For the year ending June 30, 2016	86,789
For the year ending June 30, 2017	86,789
For the year ending June 30, 2018	86,789
For the year ending June 30, 2019	86,789
For the year ending June 30, 2020 and thereafter	3,135,895
Total	$3,548,143

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM INVESTMENTS

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

NOTE 8 – LOANS

Loans are as follows as of the respective balance sheet dates:

	September 30,	June 30,
	2014	2014
Short-term loans	$186,818,007	$139,223,123
Long-term loans, current portion	-	-
	186,818,007	139,223,123
Long-term loans, non-current portion	11,042,013	11,042,013
Total loans	$197,860,020	$150,265,136

The short-term loans outstanding as of September 30 and June 30, 2014 bore a weighted average interest rate of 6.88% and 6.82% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of September 30 and June 30, 2014 bore a weighted average interest rate of 4.63% and 4.63% per annum, respectively. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of one to three years.

Short-term loans as of September 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by

Guaranteed by a related party	$110,671,091
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	68,347,998
Guaranteed by the Company's property, plant and equipment	7,798,918
Total short-term loans	$186,818,007

Short-term loans as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by

Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$75,476,159
Guaranteed by a related party	52,701,548
Guaranteed by the Company's property, plant and equipment	11,045,416
Total short-term loans	$139,223,123

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LOANS - continued

Long-term loans, non-current portion as of September 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$11,042,013

Long-term loans, non-current portion as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$11,042,013

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. Management believes that the Company had complied with such financial covenants as of September 30, 2014, and will continue to comply with them.

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

Related Party Activities

	For The Three Months Ended
	September 30,
	2014	2013
Sales to Shanghai Huaye and its subsidiaries	$-	$36,926,203
Sales to Related Trading Companies	20,995,932	-
Purchases from Shanghai Huaye and its subsidiaries	61,081	96,130,414
Purchases from CRM Suzhou	603,938	23,336,170
Rental fees to Shanghai Huaye and its subsidiaries	87,738	38,927
Interest expenses to Shanghai Huaye	85,723	85,724
Handling fee paid to Shanghai Huaye and its subsidiaries	-	33,745

Period-End Related Party Balances

	September 30,	June 30,
	2014	2014
Trade accounts receivable	$40,790,071	$16,149,269
Advances to suppliers	287,018,783	286,085,768
Other receivables	405,670	405,558
Other payables and accrued expenses	3,113,169	3,110,196
Long-term loans	8,182,018	8,182,018

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

The amounts charged for products to the Company by Shanghai Huaye and its subsidiaries under the same pricing, terms and conditions as those charged to third parties. Different to nonrelated party suppliers, the Company does not have to enter into a long-term contract with related party suppliers in which case is more flexible for the Company.

NOTE 10 – INCOME TAXES

The Company has total income tax expense of $1,595,359 and income tax benefit of $1,460,935 for the three months ended September 30, 2014 and 2013, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three months ended September 30, 2014.

The Company’s effective tax rates were 24% and 22% for the three months ended September 30, 2014 and 2013, respectively.

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

The fair values of the warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	September 30, 2014	June 30, 2014
	Quarter end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$0.52	$1.00
Exercise price	$3.76	$3.76
Estimated Term (Year)	0.44	0.69
Expected volatility	74.11%	60.57%
Risk-free rate	0.03%	0.11%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$3	$866

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – WARRANTS - continued

The following table summarizes the movement of warrant liabilities for the three months ended September 30, 2014 and 2013:

	For The Three Months Ended
	September 30,
	2014	2013
Balance at beginning of the period	$866	$144,535
Changes in fair value	(863)	12,587
Balance at end of the period	$3	$157,122

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

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $68,002 and $18,779, respectively. The remaining $142,241stock-based compensation will be expensed over the remainder of the one year service period. The value of the non-vested stock at September 30, 2014 is $75,400.

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

NOTE 12 – STOCK-BASED COMPENSATION - continued

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

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was nil and $18,779, respectively. As of September 30, 2014, the remaining unrecognized stock-based compensation was nil.

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

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 on the stock options were nil and $16,043, respectively. As of September 30, 2014, the remaining unrecognized stock-based compensation is nil.

The following table summarizes the options activity for the three months ended September 30, 2014 and 2013:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2013	105,000	$2.71	1.86	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2014	105,000	$2.71	0.61	$-

Total intrinsic value of stock options outstanding as of September 30, 2014 and 2013 was nil.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – EARNINGS (LOSS) PER SHARE

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

	For The Three Months Ended
	September 30,
	2014	2013

Net income (loss) attributable to the common stockholders	$(5,092,284)	$5,188,247

Basic weighted-average common shares outstanding	41,661,429	41,314,527
Dilutive effect of warrants and options		-
Diluted weighted-average common shares outstanding	41,661,429	41,314,527

Earnings (loss) per share:
Basic	$(0.12)	$0.13
Diluted	$(0.12)	$0.13

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during the three months ended September 30, 2014 and 2013, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the year.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of September 30, 2014, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
For the year ending June 30, 2015	263,213
For the year ending June 30, 2016	350,951
For the year ending June 30, 2017	350,951
For the year ending June 30, 2018	350,951
For the year ending June 30, 2019 and thereafter	1,462,297
Total	$3,129,314

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of September 30 and June 30, 2014, the Company had purchase obligations totaled $2,471,166 and $2,464,606, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2014.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of September 30 and June 30, 2014, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to related Trading Companies. As a percentage of revenues, 25% and 17% of the Company’s revenue was derived from Guangzhou Xingbang Metal Industrial Co., Ltd. and Tianjin Xinhao Commerce Co., Ltd respectively for the three months ended September 30, 2014 . And the Company previously sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, nil and 26.5% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended September 30, 2014 and 2013, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 0.6% and 55.4% of the Company’s total purchases for the three months ended September 30, 2014 and 2013, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of September 30, 2014 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$1,411,053	$13,090,414	$2,355,706	$134,725	$-	$16,991,898
Revenue from related parties	6,279,404	14,716,528	-	-	-	20,995,932
Revenue from other operating segments	3,561,836	1,535,810	1,259,587	-	(6,357,233)	-
Total operating expenses	996,867	805,691	436,778	316,838	(37,283)	2,518,891
Interest income	42,565	360,788	42,476	645	11	446,485
Interest expense	1,038,699	1,749,686	10,987	-	178,975	2,978,347
Depreciation and amortization expense	592,850	1,298,644	256,749	136,354	(144,978)	2,139,619
Income tax expense	(362,365)	(1,061,286)	(171,708)	-	-	(1,595,359)
Net segment profit/(loss)	(1,971,697)	(2,321,136)	(491,451)	(198,850)	(109,150)	(5,092,284)
Capital expenditures	18,664	135,195	472	-	-	154,331
Segment assets	$255,187,617	$352,772,837	$47,322,479	$34,191,390	$(177,599,760)	$511,874,563

As of September 30, 2013 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total

Revenue from unrelated parties	$57,354,274	$32,386,362	$7,921,469	$4,520,017	$-	$102,182,122
Revenue from related parties	6,782,759	22,146,005	7,991,881	5,558	-	36,926,203
Revenue from other operating segments	4,566,078	31,845,150	-	-	(36,411,228)	-
Total operating expenses	2,894,645	799,049	656,976	263,947	284,509	4,899,126
Interest income	509,378	444,351	96,162	165	166	1,050,222
Interest expense	454,457	1,012,243	48,581	-	288,014	1,803,295
Depreciation and amortization expense	594,498	1,265,809	248,251	136,235	-	2,244,793
Income tax expense/(benefit)	636,100	866,140	(41,305)	-	-	1,460,935
Net segment profit/(loss)	3,504,466	2,872,828	(123,915)	(119,694)	(945,438)	5,188,247
Capital expenditures	1,775,748	3,898,402	-	-	-	5,674,150
Segment assets	256,810,604	$427,757,176	$46,236,020	$33,691,682	$(256,207,190)	$508,288,292

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013
Geographic Area
PRC	$36,942,791	$121,015,151
Other Countries	1,045,039	18,093,174
Total	$37,987,830	$139,108,325

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2014, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview of our Business

We are one of the leading China-based, non-state-owned manufacturers and service providers of fine finished steel products. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically hot-dip galvanized steel, or HDG steel, and pre-painted galvanized steel, or PPGI. In addition, we produce acid pickled steel, or AP steel, and cold-rolled steel, which represent the least processed of our finished products. Since November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products. In addition, we offer fee-based steel processing services and market and sell our products through electronic commerce platforms.

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

Executive Overview of Quarterly Results

In the first quarter of fiscal 2015, our revenue decreased 72.7% as compared with same period last year primarily due to the transformation of our business model from a traditional manufacturer and seller of fine finished steel products to one that offers both manufactured products and fee-based processing services. In the case of selling manufactured products, the selling price covers the cost of raw material steel sheets plus a gross profit, and the cost of the steel sheets may range from $500 to $700 per ton. For fee-based process service, the current processing fee may range from $50 to $80 per ton and only covers production costs like energy, labor, depreciation and zinc (e.g. for HDG products) plus a gross profit. Therefore, the new fee-based business model led to significantly reduced revenue.

In terms of total sales volume, we sold approximately 138,401 tons of mixed products mostly consisting of fee-based processed HDG products, as compared with 208,422 tons of mixed products consisting of almost all manufactured products. The reduced sales volumes reflected the initial challenges we faced during the transition period to market our new services as well as the recent softness in the Chinese economy when the GDP growth rate in the third quarter of calendar year 2014 was the lowest for the last five years. We believe that the slowing down in the economy affected the steel industry more than other industries.

Our net income decreased 198.2% in the first quarter of fiscal 2015 as compared with the same period last year. The reduction in net income was primarily due to our reduced total sales volumes for the reasons discussed above as well as our marketing efforts as we reduced our fees to attract customers to our new fee-based processing services and gain market shares.

The following summarizes the major financial information for the first fiscal quarter:

•	Revenue: Revenue was $38.0million for the three months ended September 30, 2014, a decrease of $101.1million, or 72.7%, from $139.1 million for the same period last year.

•	Gross profit and margin: Gross profit was $(1.8) million for the three months ended September 30, 2014, as compared to $12.2 million for the same period last year. Gross margin was (4.9)% for the three months ended September 30, 2014, as compared to 8.8% for the same period last year.

•	Net income: Net income was $(5.1) million for the three months ended September 30, 2014, a decrease of $10.3 million, or 198.2%, from $5.2 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $(0.12) for the three months ended September 30, 2014, as compared to approximately $0.13 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – ChangshuHuaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology PRC. ChangshuHuaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. ChangshuHuaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Sutor Technology PRC is intended to cover R&D operations of the Company and so far had limited trading operations. See Note 16, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is generated from sales of our HDG steel, PPGI, AP steel and cold-rolled steel products. As a result of our acquisition of Ningbo Zhehua, we also generate revenue from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix. In addition, we also generate revenue from offering fee-based steel processing services.

In the three months ended September 30, 2014 and 2013, ChangshuHuaye generated revenue of $7.7 million and $64.1 million, which represented 20.2% and 46.1% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $27.8million and $54.5 million in the three months ended September 30, 2014 and 2013, which represented 73.2% and 39.2% of our total revenue, respectively. In the three months ended September 30, 2014 and 2013, Ningbo Zhehua generated revenue of $2.4 million and $15.9 million, which represented 6.2% and 11.4% of our total revenue, respectively. In addition, in the three months ended September 30, 2014 and 2013, Sutor Technology PRC generated revenue of $0.1 million and $4.5 million, which represented 0.4% and 3.3% of our total revenue, respectively.

Historically a portion of our products were sold through our affiliate Shanghai Huaye, which also supplied to us a significant portion of our raw materials. We did not sell any products to Shanghai Huaye and its affiliates in the first quarter of fiscal 2015, while 26.5% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended September 30, 2013. As we are transforming from the traditional manufacturing and sales business model to one that provides more fee-based processing services directly to the end users, we anticipate that in the future we will have no or only a small part of our total revenues generated from sales to Shanghai Huaye.

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

In the three months ended September 30, 2014, approximately $0.06 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves. In the quarter ended on September 30, 2014, we significantly reduced raw materials purchases from Shanghai Huaye than in the past since under our new fee-based processing model the customers are generally responsible for raw materials.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended September 30, 2014, gross margin for domestic and international sales was (5.5)% and 14.4%, respectively, as compared with 8.0% and 14.7%, respectively, in the same period last year. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 2.5%, (4.3)% and (11.0)%, respectively. Sutor Technology PRC has a gross margin of approximately 87.1% for the first quarter of fiscal 2015.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer superior products and services at competitive prices. General economic conditions, the cost of raw materials, and supply and demand of fine finished steel products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins. For the first quarter of fiscal 2015, we did not produce PPGI steel as the production line was shut down for scheduled technical upgrading. Reduced product sales led to negative gross margin for the first quarter of fiscal 2015 primarily due to fixed depreciation and amortization expenses.

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

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. The EIT Law gives existing foreign invested enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011 and 2012. In 2013, Jiangsu provincial government renewed the high-tech enterprise status of Changshu Huaye. As a result, Changshu Huaye is entitled to the preferred tax rate of 15% for the three years 2013 through 2015. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue from unrelated parties	$16,992	44.7%	$102,182	73.5%
Revenue from related parties	20,996	55.3%	36,926	26.5%
Total Revenue	37,988	100.0%	139,108	100.0%
Cost of Revenue	(39,832)	(104.9)%	(126,906)	(91.2)%
Gross (Loss)/Profit	(1,844)	(4.9)%	12,202	8.8%
Operating Expenses
Selling expense	(270)	(0.7)%	(1,995)	(1.4)%
General and administrative expense	(2,249)	(5.9)%	(2,904)	(2.1)%
Total Operating Expenses	(2,519)	(6.6)%	(4,899)	(3.5)%
(Loss)/Income from Operations	(4,363)	(11.5)%	7,303	5.3%
Other Income (Expense)
Interest income	446	1.2%	1,050	0.8%
Other income	273	0.7%	44	-
Interest expense	(2,978)	(7.8)%	(1,803)	(1.3)%
Other expense	(66)	(0.2)%	(18)	-
Changes in fair value of warrant liabilities	-	-	(12)	-
Income from equity method investments	-	-	85	-
Total Other Expense	(2,325)	(6.1)%	(654)	(0.5)%
Income (Loss) Before Taxes	(6,688)	(17.6)%	6,649	4.8%
Income tax (expense)/benefit	1,595	4.2%	(1,461)	(1.1)%
Net Income/ (Loss)	$(5,093)	(13.4)%	$5,188	3.7%

Revenue. For the three months ended September 30, 2014, revenue was $38.0 million, compared to $139.1 million for the same period last year, a decrease of $101.1 million, or 72.7%. The decrease was mainly attributable to the change in our business model. In the past, our revenue was primarily derived from selling manufactured products and the sales price included the cost of steel sheets plus a gross profit. Under the fee-based processing services, the price of processing services does not include the cost of steel sheets as the customers are responsible for procurement of the raw materials. As a result, revenue from processing one ton of fine finished steel products is only a fraction of the revenue from the traditional business model. We believe the fee-based model is more scalable and allows us to better adapt to the changes in the Chinese economy than our traditional manufacturing and sales model. Finally, as fewer products were available for sales for the first quarter of fiscal 2015 than in the same period last year, sales to related parties were also significantly reduced.

The following table sets forth revenue by geography and by business segments for the three months ended September 30, 2014 and 2013.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$36,943	97.2%	$121,015	87.0%
Other Countries	1,045	2.8%	18,093	13.0%

Segment Data
Changshu Huaye	$7,690	20.2%	$64,137	46.1%
Jiangsu Cold-Rolled	27,807	73.2%	54,532	39.2%
Ningbo Zhehua	2,356	6.2%	15,913	11.4%
Sutor Technology PRC	135	0.4%	4,526	3.3%

On a geographic basis, revenue generated from outside of China was $1.0 million, or 2.8% of the total revenue, for the three months ended September 30, 2014, as compared to $18.1 million, or 13.0% of the total revenue, for the same period in 2013. Our PPGI line was shut down during the first quarter of fiscal 2015 for scheduled technical upgrading. PPGI historically was one of our main export products.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $7.7 million for the three months ended September 30, 2014, reflecting a decrease of $56.4 million, or 88.0%, from $64.1 million for the same period last year. The decrease mainly resulted from the change in our business model as well as the shutdown of the PPGI line for technical upgrading.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $27.8 million for the three months ended September 30, 2014, as compared at $54.5 million for the same period last year. As explained above, the decrease in sales revenue was mainly because of the change in the business model. Further, all cold-rolled products were internally used to produce HDG products in the first quarter of fiscal 2015 while some sales of cold-rolled products were made in the same quarter last year.

Revenue contributed by Ningbo Zhehua was $2.4 million for the three months ended September 30, 2014, a decrease of $13.5 million, or 84.9%, from $15.9 million for the same period in 2013. Our steel pipe business was significantly affected by the transition of the Chinese economy from investment driven to consumption driven. In addition, depending on the timing of project closing of its customers, revenues from Ninbo Zhehua often fluctuate from quarter to quarter.

Revenues contributed by Sutor Technology PRC were $0.1 million for the three months ended September 30, 2014, a decrease of approximately $4.4 million from $4.5 million for the same period in 2013. As Sutor Technology PRC sells products made by other Sutor subsidiaries, its first quarter 2015 revenues decreased significantly as a result of the reduction of our overall sales.

In terms of sales to related party as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended September 30, 2014 decreased by $85.2 million, or 83.4%, to $17.0 million, from $102.2 million in the same period in 2013.

Cost of revenue. Cost of revenue decreased by $87.1 million, or 68.6%, to $39.8 million in the three months ended September 30, 2014, from $126.9 million in the same period in 2013. The decrease in cost of revenue was mainly due to reduced manufacturing activities.

Gross profit and gross margin. Gross profit decreased by $14.0 million to $(1.8) million in the three months ended September 30, 2014, from $12.2 million in the same period in 2013. Gross profit as a percentage of revenue (gross margin) was (4.9)% for the three months ended September 30, 2014, as compared to 8.8% for the same period last year. The main reason for the declined gross margin was our effort to make our new fee-based processing services more competitive by setting up our fees at a comparatively low level. In addition, overall lower production volumes in the first quarter of fiscal 2015 than the same period last year also reduced gross margin due to fixed production expenses.

On a segment basis, gross margin for Changshu Huaye decreased to 2.5% in the three months ended September 30, 2014, from 10.8% in the same period last year, mainly because of reduced HDG sales and shutdown of our PPGI production line. Gross margin for Jiangsu Cold-Rolled decreased to (4.3)%in the three months ended September 30, 2014, from 8.9% in the same period last year, mainly due to negative gross margin for fee-based HDG processing services during the first quarter of fiscal 2015 as discussed above. Gross margin for Ningbo Zhehua decreased to (11.0)% in the three months ended September 30, 2014, as compared to 3.0% in the same period in 2013 primarily due to low production volume. Gross margin for Sutor Technology PRC was 87.1% in the three months ended September 30, 2014, as compared to 3.2%in the same period last year. The increase was due to miscellaneous income and the dollar amount was small. Generally speaking, low production volumes led to low gross margin due to fixed production expenses.

Total operating expenses. Our total operating expenses decreased by $2.4 million to $2.5 million in the three months ended September 30, 2014, from $4.9 million in the same period in 2013. As a percentage of revenue, our total operating expenses increased to 6.6% in the three months ended September 30, 2014, from 3.5% in the same period in 2013.

Selling expenses. Our selling expenses decreased by $1.7 million to $0.3 million in the three months ended September 30, 2014, from $2.0 million in the same period in 2013. As a percentage of revenue, our selling expenses decreased to 0.7% for the three months ended September 30, 2014, from 1.4% for the same period last year. The reduced dollar amount of the selling expenses was primarily due to reduced shipping and handling actives as the total sales were reduced.

General and administrative expenses. General and administrative expenses was $2.2 million, or 5.9% of the total revenue, in the three months ended September 30, 2014, as compared with $2.9 million, or 2.1% of the revenue, in the same period in 2013. The decreased dollar amount of general and administrative expenses was primarily due to the reversal of a prior period bad debt allowance.

Interest expense. Our interest expense increased by $1.2 million to $3.0 million in the three months ended September 30, 2014, from $1.8 million in the same period in 2013. As a percentage of revenue, our interest expense was 7.8% of total revenue in the three months ended September 30, 2014, compared to 1.3% in the same period in 2013. The higher amount of interest expenses was mainly due to more outstanding bank loans in the first quarter of fiscal 2015 than the same period last year.

Provision for income taxes. Our income tax benefit was $1.6 million in the three months ended September 30, 2014, from $1.5 million of income tax expense in the same period last year, mainly due to net losses for the first quarter of fiscal 2015.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $10.3 million, or 198.2%, to $(5.1) million in the three months ended September 30, 2014, from $5.2 million in the same period in 2013, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities used approximately $58.2 million of cash in the three months ended September 30, 2014. As of September 30, 2014, our total indebtedness to non-related parties under existing short-term loans was approximately $186.8 million. We also had approximately $11.0 million under long-term loans. As of September 30, 2014, we had an unused line of credit with banks of approximately $31.2 million (RMB192 million) which entitled us to draw bank loans for general corporate purposes.

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

As of September 30, 2014, we had cash and cash equivalents (excluding restricted cash) of $4.0 million and restricted cash of $14.8 million. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$(58,238)	$11,840
Net cash provided by (used in) investing activities	2,562	(9,802)
Net cash provided by financing activities	47,515	486
Effect of foreign currency translation on cash and cash equivalents	5	25
Net cash flows	(8,156)	2,549

Operating Activities

Net cash used in operating activities was $58.2 million for the three months ended September 30, 2014, as compared to $11.8 million cash provided by operating activities for the same period last year. During the quarter, we significantly reduced our account payables which led to increased cash used in operating activities.

Specifically, the increase in net cash used in operating activities was primarily due to reduced notes payable of approximately $102.9 million, increased trade account receivable of $22.1 million, and net loss of $5.1 million; partially offset by reduced restricted cash of $46.1 million, reduced inventory of $22.1 million, increased other payable of $4.8 million, and depreciation and amortization expenses of $2.1 million. The reduced amount of notes payable was due to change in our business practice. For the quarter ended on September 30, 2014, we devoted more production capacity to fee-based steel processing services than to traditional product sales, which led to reduced raw materials purchases and hence the need for bank notes. Our inventory as of September 30, 2014 was approximately $22.1 million, consisting of approximately $14.7 million in raw materials and $41.5 million in finished goods.

Investing Activities

Our main uses of cash for investing activities are payments related to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities was $2.6 million for the three months ended September 30, 2014, as compared to $9.8 million used in investing activities for the same period last year. The increase in net cash provided by investing activities was primarily due to the proceeds from sale of short-term investments of approximately $3.2 million, partially offset by purchase of plant and equipment of $0.7 million.

Financing Activities

Net cash provided by financing activities was $47.5 million for the three months ended September 30, 2014, as compared to $0.5 million provided by financial activities for the same period in 2013.The increased cash flow from financing activities was mainly due to proceeds from bank loans of $79.8 million, partially offset by repayment of bank loans of $32.3 million.

As of September 30, 2014, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Construction Bank of China, Changshu Branch	$6.5	2013-10-16	2014-10-15	None
Communications Bank of China, Changshu Branch	3.2	2013-11-04	2014-11-01	Shanghai Huaye
Construction Bank of China, Changshu Branch	4.4	2014-04-30	2014-10-29	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.4	2014-05-16	2015-05-05	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	3.6	2014-05-17	2015-05-15	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	2.4	2014-05-19	2015-05-18	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Construction Bank of China, Changshu Branch	2.0	2014-05-23	2014-11-22	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.6	2014-06-11	2015-06-10	Shanghai Huaye, Jiangsu Cold-Rolled
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-13	2015-06-09	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.2	2014-06-20	2015-06-19	Shanghai Huaye, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-20	2015-06-19	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-24	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-25	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.2	2014-06-17	2015-06-13	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.5	2014-06-25	2015-06-22	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-25	2015-06-23	Sutor Technology PRC, Ningbo Zhehua
Construction Bank of China, Changshu Branch	4.9	2014-07-28	2015-07-27	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.7	2014-08-19	2015-08-18	Shanghai Huaye, Ningbo Zhehua
Construction Bank of China, Changshu Branch	5.4	2014-08-08	2015-08-07	Shanghai Huaye, Ningbo Zhehua
Construction Bank of China, Changshu Branch	2.7	2014-08-14	2015-08-13	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	0.4	2014-08-27	2015-08-26	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.6	2013-12-19	2014-12-18	Shanghai Huaye, ChangshuHuaye

The Agricultural Bank of China, Changshu Branch	4.9	2014-03-26	2015-03-23	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	4.2	2014-04-14	2015-04-13	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, ChangshuBranch	8.8	2014-04-17	2015-04-15	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-04-30	2015-04-17	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	2.8	2014-05-21	2015-05-20	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	3.1	2014-05-26	2015-05-25	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	2.6	2014-04-11	2015-04-10	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	0.6	2014-04-15	2015-04-14	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-12	2015-06-10	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.9	2014-06-20	2015-06-19	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-06-20	2015-06-19	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	0.3	2014-06-23	2015-06-22	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	2.4	2014-06-24	2015-06-22	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-06-23	2015-06-22	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-23	2015-06-22	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	1.1	2014-06-18	2015-06-15	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2014-06-19	2015-06-18	Shanghai Huaye, ChangshuHuaye
Construction Bank of China, Changshu Branch	1.8	2014-06-27	2015-06-26	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	1.5	2014-07-16	2015-07-10	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	1.0	2014-07-16	2015-07-15	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-07-18	2015-07-17	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	3.4	2014-07-25	2015-07-21	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-07-18	2015-07-18	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, ChangshuHuaye

The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	3.2	2014-08-08	2015-08-06	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	3.8	2014-08-14	2015-08-11	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	1.0	2014-09-17	2015-09-11	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-09-19	2015-03-17	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-09-19	2015-03-18	Shanghai Huaye, ChangshuHuaye
Industrial and Commercial Bank of China, Changshu Branch	1.8	2014-09-10	2015-09-09	Shanghai Huaye, ChangshuHuaye
Construction Bank of China, Changshu Branch	1.1	2014-09-22	2015-09-21	Shanghai Huaye, ChangshuHuaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-01-27	2014-07-25	Shanghai Huaye, ChangshuHuaye
Ping An Bank, Ningbo Branch	2.3	2014-08-25	2015-08-25	Shanghai Huaye, ChangshuHuaye
Ping An Bank, Ningbo Branch	1.6	2014-09-30	2015-09-30	Shanghai Huaye, ChangshuHuaye
Lin, Guihua	2.9	2008-11-20	2016-12-31	None
Chen,Lifang	8.2	2013-12-31	2016-12-31	None
Total	197.9

* Calculated on the basis that $1 = RMB 6.15

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in compliance with these debt covenants as of September 30, 2014.

In the coming twelve months, we will have approximately $186.8 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Naijiang Zhou, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives andmanagement necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Zhou concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three month period ended September 30, 2014, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the first quarter of fiscal year 2015, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2014	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Naijiang Zhou
Naijiang Zhou, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).