Form 10-Q
period 2014-12-31
Sutor Technology Group LTD
filed 2015-02-17
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,616,429

SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

Period Ended December 31, 2014

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2014 and Condensed Consolidated Balance Sheets as of June 30, 2014	F-1 – F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 31, 2014 and 2013	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 and 2013	F-4 – F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 – F-21

1

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014

ASSETS
Current Assets:
Cash and cash equivalents	$3,307,151	$12,178,225
Restricted cash		60,860,255
Short-term investments		3,248,652
Trade accounts receivable, unrelated parties, net of allowance for doubtful accounts of $1,235,225 and $1,368,723, respectively	5,325,628	6,331,702
Trade accounts receivable, related parties	40,105,863	16,149,269
Notes receivables	10,030,830	194,919
Other receivables and prepayments, unrelated parties, net of allowance for doubtful accounts of $282,473 and $255,628, respectively	2,215,777	1,875,785
Other receivables and prepayments, related parties	406,245	405,558
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $555,985 and $527,673, respectively	8,704,548	8,645,751
Advances to suppliers, related parties	307,892,313	286,085,768
Inventories, net	29,141,842	78,277,682
Current deferred tax assets	2,873,476	1,507,840
Total Current Assets	410,003,673	475,761,406
Non-current Assets:
Advances for purchase of long term assets	85,385	85,241
Property, plant and equipment, net	82,714,923	87,121,382
Intangible assets, net	3,531,438	3,568,855
Long-term investments	1,817,805	1,814,734
Total Non-current Assets	88,149,551	92,590,212
TOTAL ASSETS	$498,153,224	$568,351,618

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	December 31,	June 30,
	2014	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$202,865,133	$139,223,123
Accounts payable, unrelated parties	5,072,840	5,843,599
Accounts payable, related parties	351,448	-
Notes payable	1,663,104	136,274,446
Other payables and accrued expenses, unrelated parties	15,812,163	4,613,201
Other payables and accrued expenses, related parties	3,200,839	3,110,196
Advances from customers, unrelated parties	8,999,245	7,917,111
Advances from customers, related parties	8,382,043	15,114,353
Warrant liabilities	138	866
Total Current Liabilities	246,346,953	312,096,895
Non-Current Liabilities
Long-term loans, unrelated parties	2,859,995	2,859,995
Long-term loans, related parties	8,182,018	8,182,018
Total Non-current Liabilities	11,042,013	11,042,013
Total Liabilities	257,388,966	323,138,908

Commitments and Contingencies (Note 15)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of December 31 and June 30, 2014; issued: 42,252,267 shares and 42,252,267 shares as of December 31 and June 30, 2014, respectively	42,252	42,252
Additional paid-in capital	43,788,093	43,652,089
Statutory reserves	22,725,841	22,725,841
Retained earnings	132,016,722	137,081,594
Accumulated other comprehensive income	42,842,859	42,362,443
Less: Treasury stock, at cost, 590,838 as of December 31 and June 30, 2014	(651,509)	(651,509)
Total Stockholders' Equity	240,764,258	245,212,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$498,153,224	$568,351,618

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue from unrelated parties	$22,304,103	$102,230,215	$39,296,001	$204,412,337
Revenue from related parties	62,998,146	26,086,595	83,994,078	63,012,798
Total Revenue	85,302,249	128,316,810	123,290,079	267,425,135
Cost of Revenue	(80,030,060)	(114,691,101)	(119,862,160)	(241,596,881)
Gross Profit	5,272,189	13,625,709	3,427,919	25,828,254

Operating Expenses:

Selling expenses	(756,869)	(1,337,918)	(1,026,509)	(3,332,774)
General and administrative expenses	(1,887,366)	(2,624,720)	(4,136,617)	(5,528,990)
Total Operating Expenses	(2,644,235)	(3,962,638)	(5,163,126)	(8,861,764)
Income from Operations	2,627,954	9,663,071	(1,735,207)	16,966,490

Other Incomes/(Expenses):
Interest income	169,379	786,544	615,864	1,836,766
Interest expense	(2,438,408)	(2,574,958)	(5,416,755)	(4,378,253)
Changes in fair value of warrant liabilities	(135)	(54,311)	728	(66,898)
Income from equity method investments	-	180,956	-	266,128
Other income	19,736	174,752	293,098	219,026
Other expense	(118,085)	(201,757)	(184,930)	(219,780)
Total Other Expenses, net	(2,367,513)	(1,688,774)	(4,691,995)	(2,343,011)

Income/(Loss) Before Taxes	260,441	7,974,297	(6,427,202)	14,623,479
Income tax (expense)/benefit	(233,029)	(1,579,161)	1,362,330	(3,040,096)
Net Income/(Loss)	$27,412	$6,395,136	$(5,064,872)	$11,583,383

Other Comprehensive Income:
Foreign currency translation adjustment	405,834	1,477,555	480,416	3,137,112
Comprehensive Income/(Loss)	$433,246	$7,872,691	$(4,584,456)	$14,720,495

Basic Earnings/(Loss) per Share	$(0.00)	$0.15	$(0.12)	$0.28
Diluted Earnings/(Loss) per Share	$(0.00)	$0.15	$(0.12)	$0.28

Basic Weighted Average Shares Outstanding	41,661,429	41,453,386	41,661,429	41,383,956
Diluted Weighted Average Shares Outstanding	41,661,429	41,453,386	41,661,429	41,383,956

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss)/income	$(5,064,872)	$11,583,383
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	4,038,490	4,510,854
Provision/(reversal) for doubtful accounts	(81,765)	123,435
Stock based compensation	136,004	238,320
Foreign currency exchange gain	-	(194,913)
Gain on disposal of property, plant and equipment	-	(10,985)
Income from equity method investments	-	(266,128)
Deferred income taxes	(1,362,330)	(86,678)
Changes in fair value of warrant liabilities	(728)	66,898
Changes in current assets and liabilities:
Restricted cash	60,929,534	(20,188,832)
Trade accounts receivable, unrelated parties	1,151,793	(2,320,586)
Trade accounts receivable, related parties	(23,916,037)	-
Notes receivable	(9,830,144)	213,696
Other receivables and prepayments, unrelated parties	(363,029)	(5,775,579)
Advances to suppliers, unrelated parties	(71,547)	17,643,081
Advances to suppliers, related parties	(21,311,121)	33,716,400
Inventories	49,237,038	(61,110,422)
Accounts payable, unrelated parties	266,935	46,830,652
Accounts payable, related parties	351,254	(20,276,893)
Notes payable	(126,789,039)	-
Other payables and accrued expenses, unrelated parties	11,186,772	(293,095)
Other payables and accrued expenses, related parties	88,221	-
Advances from customers, unrelated parties	1,068,671	10,458,615
Advances from customers, related parties	(14,732,496)	-
Net Cash (Used in)/Provided by Operating Activities	(75,068,396)	14,861,223

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(490,844)	(7,818,783)
Proceeds from disposal of property, plant and equipment	-	15,052
Purchase of intangible assets	-	(567,268)
Payments for short-term investments	-	(3,254,308)
Proceeds from sale of short-term investments	3,252,350	-
Net Cash Provided by/(Used In) Investing Activities	2,761,506	(11,625,307)

Cash Flows from Financing Activities:
Proceeds from loans	111,384,323	93,079,729
Repayment of loans	(48,012,958)	(110,464,374)
Proceeds from issuance of common stock	-	1,500,000
Changes in restricted cash	-	21,485,248
Net Cash Provided by Financing Activities	63,371,365	5,600,603

Effect of Exchange Rate Changes on Cash and Cash Equivalents	64,451	87,351

Net Change in Cash and Cash Equivalents	(8,871,074)	8,923,870
Cash and Cash Equivalents at Beginning of Period	12,178,225	3,601,385
Cash and Cash Equivalents at End of Period	$3,307,151	$12,525,255

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

Supplemental Non-Cash Information:
Offset of notes payable to related parties against receivable from related parties	$-	$11,126,897
Accounts payable for purchase of long-term assets	$(1,047,151)	$(495,344)
Advances for purchase of long-term assets	$-	$17,097,874

Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(5,035,611)	$(4,430,640)
Cash paid during the period for income tax	$-	$(3,122,617)

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

As of December 31, 2014, Sutor’s subsidiaries and affiliated company included the following entities:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	December 31, 2014	December 31, 2013	June 30, 2014
Closing RMB : USD exchange rate at the period end	6.1460	6.1122	6.1564
Average six months RMB : USD exchange rate	6.1494	6.1457	n/a

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

Impairment of Long-lived Assets – The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for the three months ended December 31, 2014 and 2013, respectively. The change of business model did not trigger impairment of long-term assets since all of the long-term assets continue to be utilized by the processing model.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of December 31, 2014 and June 30, 2014, cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables were carried at cost on the condensed consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of December 31, 2014 and June 30, 2014 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

Liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of December 31, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$138	$-	$-	$138

	Balance as of June 30, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$866	$-	$-	$866

For a summary of changes in warrant liabilities for the three and six months ended December 31, 2014, please see Note 12.

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

Income Taxes – The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the three months ended December 31, 2014 and 2013.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)”, which simplifies income statement presentation by eliminating the concept of an extraordinary item. As a result, entities will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings per share data applicable to an extraordinary item. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3 – SHORT-TERM INVESTMENTS

The following table summarizes the movement of short-term investments for the six month ended December 31, 2014:

Amount
As of June 30, 2014	3,248,652
Foreign currency translation adjustment	3,698
Disposal of short-term investments	(3,252,350)
As of December 31, 2014	$-

NOTE 4 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments as of December 31, 2014 and June 30, 2014 consisted of the following:

	December 31,	June 30,
	2014	2014
Tax recoverable	$22,276	$10,266
Other receivables	2,475,974	2,121,147
	2,498,250	2,131,413
Less: allowance for doubtful accounts	(282,473)	(255,628)
Other receivables and prepayments, net	$2,215,777	$1,875,785

NOTE 5 – INVENTORIES

Inventories as of December 31, 2014 and June 30, 2014 consisted of the following:

	December 31,	June 30,
	2014	2014
Raw materials	$18,292,803	$14,006,475
Finished goods	10,983,280	64,405,222
	29,276,083	78,411,697
Less: allowance for obsolescence	(134,241)	(134,015)
Inventories, net	$29,141,842	$78,277,682

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2014 and June 30, 2014 consisted of the following:

	December 31,	June 30,
	2014	2014
Buildings and plant	$47,092,604	$47,013,051
Machinery	73,108,646	72,916,144
Office and other equipment	1,746,147	1,734,518
Vehicles	670,233	669,101
	122,617,630	122,332,814
Less: accumulated depreciation	(66,522,114)	(62,419,223)
	56,095,516	59,913,591
Construction in progress	26,619,407	27,207,791
Property, Plant and Equipment, net	$82,714,923	$87,121,382

As of December 31, 2014 and June 30, 2014, certain of the Company’s property, plant and equipment amounted to approximately $38 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 9).

Depreciation expense for the three months ended December 31, 2014 and 2013 was $1,877,118 and $2,244,272, respectively.

Depreciation expense for the six months ended December 31, 2014 and 2013 was $3,995,058 and $4,470,232, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 and June 30, 2014 consisted of the following:

	December 31,	June 30,
	2014	2014
Cost	$4,345,610	$4,338,269
Less: Accumulated amortization	(814,172)	(769,414)
Intangible Assets, net	$3,531,438	$3,568,855

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended December 31, 2014 and 2013 was $21,753 and $21,789, respectively. Amortization expense for the six months ended December 31, 2014 and 2013 was $43,432 and $40,622, respectively.

As of December 31, 2014 and June 30, 2014, certain of the Company’s intangible assets amounted to approximately $2.8 million was pledged to banks to secure the loan granted to the Company (Note 9).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2015	$43,456
For the year ending June 30, 2016	86,912
For the year ending June 30, 2017	86,912
For the year ending June 30, 2018	86,912
For the year ending June 30, 2019	86,912
For the year ending June 30, 2020 and thereafter	3,140,334
Total	$3,531,438

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

In March 2014, the Company entered into a share transfer agreement with China Railway Materials Wuhan Company Limited (“CRM Wuhan”), CRM Suzhou’s holding company, and sold 28% of CRM Suzhou’s shares held by Jiangsu Coldrolled to CRM Wuhan for total consideration of $4.5 million in cash. The Company evaluated its interest in CRM Suzhou again after disposal under relevant guidance in ASC 810 and ASC 323 pertaining to consolidation and equity method accounting, respectively. The Company determined that it neither has a controlling financial interest in the investee nor possesses significant influence. Accordingly, the Company has accounted for this investment under the cost method after disposal. Immediately before the disposal, the carrying value of the investment in CRM Suzhou was $6.4 million as a result of the equity accounting; and immediately after the disposal, the carrying value of the investment CRM Suzhou was $1.8 million.

NOTE 9 – LOANS

Loans are as follows as of the respective balance sheet dates:

	December 31,	June 30,
	2014	2014
Short-term loans	$202,865,133	$139,223,123
Long-term loans, current portion	-	-
	202,865,133	139,223,123
Long-term loans, non-current portion	11,042,013	11,042,013
Total loans	$213,907,146	$150,265,136

The short-term loans outstanding as of December 31, 2014 and June 30, 2014 bore a weighted average interest rate of 6.88% and 6.82% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of December 31, 2014 and June 30, 2014 bore a weighted average interest rate of 4.63% per annum. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of more than one year to three years.

Short-term loans as of December 31, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by related parties	$105,740,966
Jointly guaranteed by (i) related parties, and (ii) the Company's property, plant and equipment	95,822,507
Guaranteed by the Company's property, plant and equipment	1,301,660
Total short-term loans	$202,865,133

Short-term loans as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by

Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment	$75,476,159
Guaranteed by a related party	52,701,548
Guaranteed by the Company's property, plant and equipment	11,045,416
Total short-term loans	$139,223,123

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Long-term loans, non-current portion as of December 31, 2014 were secured/guaranteed by the following:

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

As of December 31, 2014, amount of $13,273,969 included in the short-term loans remained unpaid and was reclassified from the notes payable, which bear an interest rate of 5.6% per annum and have contract terms of one year, in accordance with the agreement entered between the Company and banks.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye and its subsidiaries, which were ultimately controlled by the same party as the Company; CRM Suzhou, which is entity in which the Company owns shares; Tianjin Xinhao Commerce Co., Ltd, Hangzhou Xiaoshan Ruifan Industrial Co., Ltd, Guangzhou Xingbang Metal Industrial Co., Ltd. and Wuxi Suwu Industrial Co., Ltd. (collectively “Related Trading Companies”) and Shanghai Legang Supply Chain Co., Ltd. (“Legang”), over which the Company’s ultimate controlling party has significant influence.

Related Party Activities

	For the Three Months Ended		For the Six month ended
	December 31,		December 31,
	2014	2013	2014	2013
Sales to Shanghai Huaye and its subsidiaries	$35,221,975	$26,086,595	$35,221,975	$63,012,798
Sales to Related Trading Companies	27,776,171	-	48,772,103	-
Purchases from Shanghai Huaye and its subsidiaries	32,874,914	49,751,644	32,935,995	145,882,058
Purchases from CRM Suzhou	-	3,579,917	603,938	26,916,087
Rental fees to Shanghai Huaye and its subsidiaries	87,986	39,176	175,724	78,103
Interest expenses to Shanghai Huaye	85,723	85,723	171,446	171,447
Handling fee paid to Shanghai Huaye and its subsidiaries	90,345	-	90,345	88,782

Related Party Balances

	December 31,	June 30,
	2014	2014
Trade accounts receivables due from Shanghai Huaye and its subsidiaries	$29,736,816	$3,974,558
Trade accounts receivables due from Trading Entities	10,369,047	12,174,711
Advances paid to Shanghai Huaye and its subsidiaries for purchase of raw materials	245,101,713	281,720,894
Advances paid to Trading Entities for purchase of raw materials	1,478,924	3,231,826
Advances paid to Legang for purchase of raw materials	60,675,490	-
Advances paid to CRM Suzhou for purchase of raw materials	636,186	1,133,048
Other receivables due from Shanghai Huaye and its subsidiaries	406,245	405,558
Accounts payable due to Shanghai Huaye and its subsidiaries	351,448	-
Other payables and accrued expenses due to Shanghai Huaye and its subsidiaries	3,200,839	3,110,196
Long-term loans due to Shanghai Huaye and its subsidiaries	8,182,018	8,182,018

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

(1) The amounts charged for products to the Company by Shanghai Huaye and its subsidiaries under the same pricing, terms and conditions as those charged to third parties. Different to nonrelated party suppliers, the Company does not have to enter into a long-term contract with related party suppliers in which case is more flexible for the Company.

NOTE 11 – INCOME TAXES

The Company has total income tax of $233,029 and income tax benefit of $1,362,330 for the three months and six months ended December 31, 2014, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three and six months ended December 31, 2014.

The Company’s effective tax rates were 89% and 20% for the three months ended December 31, 2014 and 2013, respectively and 21% and 21% for the six months ended December 31, 2014 and 2013. The change in effective tax rate was mainly resulted from the non-deductible expenses incurred in the three months ended December 31, 2014 while the income before taxes was small.

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

	December 31, 2014	June 30, 2014
	Quarter end date	Year end date
Warrants indexed to common stock	685,000	685,000
Trading market price	$0.50	$1.00
Exercise price	$3.76	$3.76
Estimated Term (Year)	0.17	0.67
Expected volatility	149.25%	60.57%
Risk-free rate	0.02%	0.11%
Dividend yield rates	0.00%	0.00%
Fair value of warrants	$138	$866

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the movement of warrant liabilities for the six months ended December 31, 2014 and 2013:

	For The Six Months Ended
	December 31,
	2014	2013
Balance at beginning of the period	$866	$144,535
Changes in fair value	(728)	66,898
Balance at end of the period	$138	$211,433

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

Stock-based compensation expense for the three months ended December 31, 2014 and 2013 was $68,001 and $16,307, respectively. Stock-based compensation expense for the six months ended December 31, 2014 and 2013 was $136,003 and $35,086, respectively. The remaining $6,238 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at December 31, 2014 is $72,500.

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

Stock-based compensation expense for the three months ended December 31, 2014 and 2013 were nil and $108,598, respectively. Stock-based compensation expense for the six months ended December 31, 2014 and 2013 were nil and $203,234, respectively.

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

Stock-based compensation expense for the three months ended December 31, 2014 and 2013 on the stock options were nil and $16,043, respectively. Stock-based compensation expense for the six months ended December 31, 2014 and 2013 on the stock options were nil and $32,087, respectively. As of December 31, 2014, the remaining unrecognized stock-based compensation is nil.

The following table summarizes the options activity for the six months ended December 31, 2014:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	105,000	$2.71	0.86	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2014	105,000	$2.71	0.36	$-

Total intrinsic value of stock options outstanding as of December 31, 2014 and June 30, 2014 was nil.

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

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net income attributable to the common stockholders	$27,412	$6,395,136	$(5,064,872)	$11,583,383

Basic weighted-average common shares outstanding	41,661,429	41,453,386	41,661,429	41,383,956
Dilutive effect of warrants and options	-	-	-	-
Diluted weighted-average common shares outstanding	41,661,429	41,453,386	41,661,429	41,383,956

Earnings per share:
Basic	$(0.00)	$0.15	$(0.12)	$0.28
Diluted	$(0.00)	$0.15	$(0.12)	$0.28

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding during as of December 31, 2014 and June 30, 2014, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2014, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2015	175,724
For the year ending June 30, 2016	351,448
For the year ending June 30, 2017	351,448
For the year ending June 30, 2018	351,448
For the year ending June 30, 2019	351,448
For the year ending June 30, 2020 and thereafter	1,464,367
Total	$3,045,883

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of December 31, 2014 and June 30, 2014, the Company had purchase obligations totaled $2,504,792 and $2,464,606, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2014.

NOTE 16 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of December 31, 2014 and June 30, 2014, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company currently sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 73.9% and 20.3% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended December 31, 2014 and 2013, respectively; 68.1% and 23.6% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the six months ended December 31, 2014 and 2013, respectively. The loss of sales from Shanghai Huaye and its subsidiaries would have a significant negative impact on the Company’s business. Sales to customers were mostly made through non-exclusive, short-term arrangements. Due to the Company’s dependence on Shanghai Huaye and its subsidiaries, any negative events with respect to Shanghai Huaye and its subsidiaries may cause material fluctuations or declines in the Company’s revenue and have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 70.7% and 43.1% of the Company’s total purchases for the three months ended December 31, 2014 and 2013, respectively; an aggregate of 57.3% and 50.5% of the Company’s total purchases for the six months ended December 31, 2014 and 2013, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of December 31, 2014 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$1,475,239	$15,185,364	$4,808,603	$834,897	$-	$22,304,103
Revenue from related parties	25,488,419	33,880,734	3,628,993	-	-	62,998,146
Revenue from other operating segments	3,193,787	18,148,684	621,680	-	(21,964,151)	-
Total operating expenses	1,788,253	452,360	202,638	184,819	16,165	2,644,235
Interest income	55,599	68,021	43,759	1,996	4	169,379
Interest expense	764,806	1,381,676	112,948	-	178,978	2,438,408
Depreciation and amortization expense	272,798	1,225,117	245,814	136,825	18,317	1,898,871
Income tax expense/(benefit)	(228,132)	622,238	(161,077)	-	-	233,029
Net segment profit/(loss)	(1,081,201)	1,868,199	(354,722)	(59,868)	(344,996)	27,412
Capital expenditures	38,769	20,095	1	-	-	58,865
Segment assets	238,487,279	$338,865,601	$43,450,660	$34,677,832	$(157,328,148)	$498,153,224

As of December 31, 2013 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$43,288,250	$46,524,694	$10,353,468	$2,063,803	$-	$102,230,215
Revenue from related parties	11,062,462	10,063,382	4,960,733	18	-	26,086,595
Revenue from other operating segments	2,086,742	23,484,758	2,416,240	3,419	(27,991,159)	-
Total operating expenses	2,260,244	776,214	538,550	217,288	170,342	3,962,638
Interest income	310,259	466,569	9,464	91	161	786,544
Interest expense	467,340	1,767,976	1,626	-	338,016	2,574,958
Depreciation and amortization expense	598,493	1,274,540	255,920	137,108	-	2,266,061
Income tax expense	701,908	843,741	33,512	-	-	1,579,161
Net segment profit/(loss)	4,207,423	2,543,509	100,538	(88,724)	(367,610)	6,395,136
Capital expenditures	616,281	887,128	93,094	-	-	1,596,503
Segment assets	262,472,451	$392,899,382	$48,335,498	$33,451,372	$(195,203,803)	$541,954,900

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION - continued

As of December 31, 2014 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$2,886,292	$28,275,778	$7,164,309	$969,622	$-	$39,296,001
Revenue from related parties	31,767,823	48,597,262	3,628,993	-	-	83,994,078
Revenue from other operating segments	6,755,623	19,684,494	1,881,268	-	(28,321,385)	-
Total operating expenses	2,785,121	1,258,051	639,416	501,657	(21,119)	5,163,126
Interest income	98,163	428,809	86,235	2,642	15	615,864
Interest expense	1,803,505	3,131,362	123,935	-	357,953	5,416,755
Depreciation and amortization expense	865,648	2,523,761	502,563	273,179	(126,661)	4,038,490
Income tax benefit	(590,497)	(439,048)	(332,785)	-	-	(1,362,330)
Net segment loss	(3,052,898)	(452,937)	(846,173)	(258,718)	(454,146)	(5,064,872)
Capital expenditures	57,433	155,290	473	-	-	213,196
Segment assets	$238,487,279	$338,865,601	$43,450,660	$34,677,832	$(157,328,148)	$498,153,224

As of December 31, 2013 and for the six months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$100,642,524	$78,911,056	$18,274,937	$6,583,820	$-	$204,412,337
Revenue from related parties	17,845,221	32,209,387	12,952,614	5,576	-	63,012,798
Revenue from other operating segments	6,652,820	55,329,908	2,416,240	3,419	(64,402,387)	-
Total operating expenses	5,154,889	1,575,263	1,195,526	481,235	454,851	8,861,764
Interest income	819,637	910,920	105,626	256	327	1,836,766
Interest expense	921,797	2,780,219	50,207	-	626,030	4,378,253
Depreciation and amortization expense	1,192,991	2,540,349	504,171	273,343	-	4,510,854
Income tax expense/(benefit)	1,338,008	1,709,881	(7,793)	-	-	3,040,096
Net segment profit/(loss)	7,711,889	5,416,337	(23,377)	(208,418)	(1,313,048)	11,583,383
Capital expenditures	2,392,029	4,785,530	93,094	-	-	7,270,653
Segment assets	$262,472,451	$392,899,382	$48,335,498	$33,451,372	$(195,203,803)	$541,954,900

NOTE 18 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and six months ended December, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Geographic Area	2014	2013	2014	2013
People's Republic of China	$83,831,434	$123,212,281	$120,774,225	$244,227,432
Other Countries	1,470,815	5,104,529	2,515,854	23,197,703
Total	$85,302,249	$128,316,810	$123,290,079	$267,425,135

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

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and two cold-rolled steel lines. Our current annual production capacity is approximately 700,000 metric tons, or MT, for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 250,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

Since early fiscal year 2015, we have been in the process of transforming our business from manufacturing and selling fine finished steel products to one that offers both manufactured products and fee-based customized processing services. Sutor Technology PRC dedicates itself to providing innovative services with a focus on brand promotion, sales channels expansion and integrated order processing. Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua focus on product quality improvement and technological upgrading, as well as promoting fee-based processing services.

Executive Overview of Quarterly Results

Along with the structural adjustment in the Chinese steel industry, our focus on sales growth of fine finished steel products has been more on profit growth than revenue scale. Our revenue and net income during the second quarter of fiscal 2015 increased 124.5% and 100.6%, respectively, as compared with the first quarter of fiscal 2015, although they decreased significantly as compared with the same period last year.

The following summarizes the major financial information for the second fiscal quarter of fiscal 2015:

•	Revenue: Revenue was $85.3 million for the three months ended December 31, 2014, a decrease of $43.0 million, or 33.5%, from $128.3 million for the same period last year.

•	Gross profit and margin: Gross profit was $5.3 million for the three months ended December 31, 2014, as compared to $13.6 million for the same period last year. Gross margin was 6.2% for the three months ended December 31, 2014, as compared to 10.6% for the same period last year.

•	Net income: Net income was $0.03 million for the three months ended December 31, 2014, a decrease of $6.37 million, or 99.5%, from $6.4 million for the same period of last year.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $0 for the three months ended December 31, 2014, as compared to approximately $0.15 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology PRC. Changshu Huaye manufactures and sells HDG steel and PPGI products. Jiangsu Cold-Rolled manufactures and sells AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua manufactures and sells steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Sutor Technology PRC dedicates itself to providing innovative services with a focus on brand promotion, sales channels expansion and integrated order processing. See Note 17, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is mainly generated from sales of our HDG steel, PPGI, AP steel and cold-rolled steel products. As a result of our acquisition of Ningbo Zhehua, we also generate revenue from sales of steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. Our revenue has historically been affected by sales volume, sales price of our products and our product mix. In addition, we also generate revenue from offering fee-based steel processing services.

In the three months ended December 31, 2014 and 2013, Changshu Huaye generated revenue of $27.0 million and $54.4 million, which represented 31.6% and 42.4% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $49.1 million and $56.6 million in the three months ended December 31, 2014 and 2013, which represented 57.5% and 44.1% of our total revenue, respectively. In the three months ended December 31, 2014 and 2013, Ningbo Zhehua generated revenue of $8.4 million and $15.3 million, which represented 9.9% and 11.9% of our total revenue, respectively. In addition, in the three months ended December 31, 2014 and 2013, Sutor Technology PRC generated revenue of $0.8 million and $2.1 million, which represented 1.0% and 1.6% of our total revenue, respectively.

Historically a portion of our products was sold through our affiliate Shanghai Huaye, which also supplied to us a significant portion of our raw materials. Approximately 41.3% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended December 31, 2014, as compared to 20.3% last year. We are considering integration of downstream and upstream industrial resources from related parties in order to leverage our own brand value and improve brand operational performance.

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

In the three months ended December 31, 2014, approximately $32.9 million of raw material procurement was conducted through Shanghai Huaye and its affiliates. Due to the size of Shanghai Huaye and the economy of scale, it has stronger bargaining power than we do and our arrangement with Shanghai Huaye allows us to purchase raw materials at relatively lower prices than we could obtain from suppliers ourselves.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended December 31, 2014, gross margin for domestic and international sales was 5.8% and 25.2%, respectively, as compared with 10.0% and 20.6%, respectively, in the same period last year. On a segment basis, Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua’s gross margins were approximately 4.2%, 7.2% and (2.8)%, respectively. Sutor Technology PRC has a gross margin of approximately 14.7% for the second quarter of fiscal 2015.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer superior products and services at competitive prices. General economic conditions, the cost of raw materials, and supply and demand of fine finished steel products within our markets influence sales prices. Our high-end, value-added products, such as the PPGI products, generally tend to have higher profit margins. For the second quarter of fiscal 2015, we did not produce PPGI steel as the production line was shut down for scheduled technical upgrading, which reduced our revenue and lowered our overall gross margin. We expect that our revenue and overall gross margin will improve after February 2015 when the upgrading of PPGI production line is completed.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for our general management, finance and administrative staff, professional and advisory fees, bad debts reserves, research and development expenses and other expenses incurred in connection with general corporate purposes. The change in general and administrative expenses is generally commensurate with the change in our revenue.

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

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. The EIT Law gives existing foreign invested enterprises a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. Changshu Huaye was subject to an EIT of 15% from calendar years 2010 to 2012 because it qualified as a high-tech enterprise for the calendar years 2010, 2011 and 2012. In 2013, Jiangsu provincial government renewed the high-tech enterprise status of Changshu Huaye. As a result, Changshu Huaye is entitled to the preferred tax rate of 15% for the three years 2013 through 2016. Jiangsu Cold-Rolled was subject to an EIT of 12.5% for the calendar years 2010 and 2011 and is subject to an EIT of 25% for the calendar year 2012 and beyond. Ningbo Zhehua and Sutor Technology PRC are subject to an EIT of 25% and have no preferential tax treatments.

Recent Development

On February 8, 2015, Changshu Huaye entered into a non-binding letter of intent (the “LOI”) with the shareholders of Shanghai Huaye. The LOI contemplates a transaction in which Changshu Huaye will acquire Shanghai Huaye, pursuant to which it is expected that Changshu Huaye will become a controlling shareholder of Shanghai Huaye when the transaction is completed. Consummation of the transaction is subject to entry into a definitive agreement between the parties containing specific singing and closing terms and conditions yet to be negotiated.

Results of Operations

Comparison of Three Months Ended December 31, 2014 and December 31, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue from unrelated parties	$22,304	26.1%	$102,230	79.7%
Revenue from related parties	62,998	73.9%	26,087	20.3%
Total Revenue	85,302	100.0%	128,317	100.0%
Cost of Revenue	80,030	93.8%	114,691	89.4%
Gross Profit	5,272	6.2%	13,626	10.6%
Operating Expenses
Selling expense	757	0.9%	1,338	1.0%
General and administrative expense	1,887	2.2%	2,625	2.1%
Total Operating Expenses	2,644	3.1%	3,963	3.1%
Income from Operations	2,628	3.1%	9,663	7.5%
Other Income (Expense)
Interest income	169	0.2%	786	0.6%
Other income	19	-	175	0.2%
Interest expense	(2,438)	(2.9)%	(2,575)	(2.0)%
Other expense	(118)	(0.1)%	(202)	(0.2)%
Changes in fair value of warrant liabilities	-	-	(54)	-
Income from equity method investments	-	-	181	0.1%
Total Other Expenses, net	(2,368)	(2.8)%	(1,689)	(1.3)%
Income Before Taxes	260	0.3%	7,974	6.2%
Income tax (expense)/benefit	(233)	(0.3)%	(1,579)	(1.2)%
Net Income	$27	-	$6,395	5.0%

Revenue. For the three months ended December 31, 2014, revenue was $85.3 million, compared to $128.3 million for the same period last year, a decrease of $43.0 million, or 33.5%. The decrease was mainly attributable to the change in our business model. In the past, our revenue was primarily derived from selling manufactured products and the sales price included the cost of steel sheets plus a gross profit. With the fee-based processing services, the price of pure processing services does not include the cost of steel sheets as the customers are responsible for procurement of the raw materials. As a result, revenue from processing one ton of fine finished steel products is only a fraction of the revenue from the traditional business model. We believe that the fee-based model is more measurable and allows us to better adapt to the changes in the Chinese economy and improve company competitiveness. For the three months ended December 31, 2014, the volume of fee-based processing represents approximately 20% of the total production volume, while very minimum fee-based processing service revenue for the same period in last year.

The following table sets forth revenue by geography and by business segments for the three months ended December 31, 2014 and 2013.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$83,831	98.3%	$123,212	96.0%
Other Countries	1,471	1.7%	5,105	4.0%

Segment Data
Changshu Huaye	$26,964	31.6%	$54,351	42.4%
Jiangsu Cold-Rolled	49,066	57.5%	56,588	44.1%
Ningbo Zhehua	8,437	9.9%	15,314	11.9%
Sutor Technology PRC	835	1.0%	2,064	1.6%

On a geographic basis, revenue generated from outside of China was $1.5 million, or 1.7% of the total revenue, for the three months ended December 31, 2014, as compared to $5.1 million, or 4.0% of the total revenue, for the same period in 2013. The decrease was mainly because of the decline in demand for our products and the upgrading of PPGI production line. As a result, we did not produce the PPGI products which are our main exported products.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $27.0 million for the three months ended December 31, 2014, reflecting a decrease of $27.4 million, or 50.4%, from $54.4 million for the same period last year. The decrease mainly resulted from the transformation of our business model as well as the shutdown of the PPGI line for technical upgrading.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $49.1 million for the three months ended December 31, 2014, as compared at $56.6 million for the same period last year. As explained above, the decrease in sales revenue was mainly because of changes in our business model.

Revenue contributed by Ningbo Zhehua was $8.4 million for the three months ended December 31, 2014, a decrease of $6.9 million, or 45.1%, from $15.3 million for the same period in 2013, primarily resulting from changes in our business model.

Revenues contributed by Sutor Technology PRC were $0.8 million for the three months ended December 31, 2014, a decrease of approximately $1.3 million from $2.1 million for the same period in 2013, primarily resulting from the reduced demand for our products.

In terms of sales to related party as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended December 31, 2014 decreased by $79.9 million, or 78.2%, to $22.3 million, from $102.2 million in the same period in 2013.

Cost of revenue. Cost of revenue decreased by $34.7 million, or 30.3%, to $80.0 million in the three months ended December 31, 2014, from $114.7 million in the same period in 2013. As a percentage of revenue, cost of revenue increased to 93.8% in the three months ended December 31, 2014, as compared to 89.4% in the same period last year. The decrease in cost of revenue was mainly due to our new fee-based processing model that part of our business became pure processing service, which significantly reduced our cost of revenue. However, its percentage of revenue increased because those fixed costs including depreciation and amortization cost did not decrease at the early stage of our transformation period.

Gross profit and gross margin. Gross profit decreased by $8.3 million to $5.3 million in the three months ended December 31, 2014, from $13.6 million in the same period in 2013. Gross profit as a percentage of revenue (gross margin) was 6.2% for the three months ended December 31, 2014, as compared to 10.6% for the same period last year. The main reason for the declined gross margin was the scheduled technical upgrading of our PPGI production line and as a result, we did not produce high margin PPGI products. In addition, in order to speed up our transformation, we offered more competitive prices for processing services to attract more customers.

On a segment basis, gross margin for Changshu Huaye decreased to 4.2% in the three months ended December 31, 2014, from 13.4% in the same period last year. Gross margin for Jiangsu Cold-Rolled decreased to 7.2% in the three months ended December 31, 2014, from 9.0% in the same period last year. Gross margin for Ningbo Zhehua decreased to (2.8)% in the three months ended December 31, 2014, as compared to 5.3% in the same period in 2013. The main reason for above decreased gross margins was because of our ongoing business model transformation and PPGI production line upgrading. Gross margin for Sutor Technology PRC was 14.7% in the three months ended December 31, 2014, as compared to 6.3% in the same period last year, resulting from the functional change of Sutor Technology PRC to be a center of our brand building and order services offering higher value-added customized service.

Total operating expenses. Our total operating expenses decreased by $1.4 million to $2.6 million in the three months ended December 31, 2014, from $4.0 million in the same period in 2013. As a percentage of revenue, our total operating expenses remained 3.1% in the three months ended December 31, 2014, the same as in the same period last year.

Selling expenses. Our selling expenses decreased by $0.5 million to $0.8 million in the three months ended December 31, 2014, from $1.3 million in the same period in 2013. As a percentage of revenue, our selling expenses decreased to 0.9% for the three months ended December 31, 2014, from 1.0% for the same period last year. The decrease was mainly due to reduced shipping, handling and miscellaneous expenses of approximately $0.65 million as a result of our declined sales.

General and administrative expenses. General and administrative expenses was $1.9 million, or 2.2% of the total revenue, in the three months ended December 31, 2014, as compared with $2.62 million, or 2.1% of the revenue, in the same period in 2013. The decrease was primarily due to reduced office expenses and miscellaneous local fees resulted from the reduction of our sales.

Interest Income. Our interest income decreased by $0.6 million to $0.2 million in the three months ended December 31, 2014, from $0.8 million in the same period in 2013. As a percentage of revenue, our interest expense was 0.2% of total revenue in the three months ended December 31, 2014, compared to 0.6% in the same period in 2013. The decrease was mainly due to a change in financing structure. Our notes payable decreased during the three months ended December 31, 2014, which resulted in less restricted cash and accordingly lower interest income. The decrease of notes payable reduced our discounted cost and financial cost.

Interest expense. Our interest expense decreased by $0.2 million to $2.4 million in the three months ended December 31, 2014, from $2.6 million in the same period in 2013. As a percentage of revenue, our interest expense was 2.9% of total revenue in the three months ended December 31, 2014, compared to 2.0% in the same period in 2013. The decrease was mainly due to the fact that some of our bank acceptances were converted into short term loans, which reduced our interest expense.

Provision for income taxes. Our income tax expense decreased to $0.2 million in the three months ended December 31, 2014, from $1.6 million of income tax benefit in the same period last year, mainly due to the decreased taxable profit amount.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $6.37 million, or 99.5%, to $0.03 million in the three months ended December 31, 2014, from $6.4 million in the same period in 2013, as a cumulative result of the above factors.

Comparison of Six Months Ended December 31, 2014 and December 31, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2014		Six Months Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue from unrelated parties	$39,296	31.9%	$204,412	76.4%
Revenue from related parties	83,994	68.1%	63,013	23.6%
Total Revenue	123,290	100.0%	267,425	100.0%
Cost of Revenue	119,862	97.2%	241,597	90.3%
Gross Profit	3,428	2.8%	25,828	9.7%
Operating Expenses
Selling expense	1,026	0.8%	3,333	1.3%
General and administrative expense	4,137	3.4%	5,529	2.0%
Total Operating Expenses	5,163	4.2%	8,862	3.3%
Income from Operations	(1,735)	(1.4)%	16,966	6.4%
Other Income (Expense)
Interest income	616	0.5%	1,837	0.7%
Other income	293	0.2%	219	0.1%
Interest expense	(5,416)	(4.4)%	(4,378)	(1.7)%
Other expense	(185)	(0.1)%	(220)	(0.1)%
Changes in fair value of warrant liabilities	-	-	(67)	-
Equity in gain of affiliated company	-	-	266	0.1%
Total Other Expenses, net	(4,692)	(3.8)%	(2,343)	(0.9)%
Income Before Taxes	(6,427)	(5.2)%	14,623	5.5%
Income tax (expense)/benefit	1,362	1.1%	(3,040)	(1.2)%
Net Income	$(5,065)	(4.1)%	$11,583	4.3%

Revenue. For the six months ended December 31, 2014, revenue was $123.3 million, compared to $267.4 million for the same period last year, a decrease of $144.1 million, or 53.9%. The decrease was mainly attributable to the change in our business model. As described above, under our new fee-based processing service model, the price of pure processing services does not include the cost of steel sheets as the customers are responsible for procurement of the raw materials. As a result, revenue from processing one ton of fine finished steel products is only a fraction of the revenue from the traditional business model. For the six months ended December 31, 2014, the volume of fee-based processing represents approximately 20% of the total production volume, while very minimum fee-based processing service revenue for the same period in last year.

The following table sets forth revenue by geography and by business segments for the six months ended December 31, 2014 and 2013.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended December 31, 2014		Six Months Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$120,774	98.0%	$244,227	91.3%
Other Countries	2,516	2.0%	23,198	8.7%

Segment Data
Changshu Huaye	$34,654	28.1%	$118,488	44.3%
Jiangsu Cold-Rolled	76,873	62.3%	111,120	41.5%
Ningbo Zhehua	10,793	8.8%	31,228	11.7%
Sutor Technology PRC	970	0.8%	6,589	2.5%

On a geographic basis, revenue generated from outside of China was $2.5 million, or 2.0% of the total revenue, for the six months ended December 31, 2014, as compared to $23.2 million, or 8.7% of the total revenue, for the same period in 2013. The decrease was mainly because of the upgrading of PPGI production line. As a result, we did not produce the PPGI products which are our main exported products.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $34.7 million for the six months ended December 31, 2014, reflecting a decrease of $83.8 million, or 70.7%, from $118.5 million for the same period last year. The decrease mainly resulted from the transformation of business model as well as the shutdown of the PPGI line for technical upgrading.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $76.9 million for the six months ended December 31, 2014, as compared at $111.1 million for the same period last year. As explained above, the decrease in sales revenue was mainly because of the transformation of our business model.

Revenue contributed by Ningbo Zhehua was $10.8 million for the six months ended December 31, 2014, a decrease of $20.4 million, or 65.4%, from $31.2 million for the same period in 2013. The decrease in sales revenue was mainly because of the transformation of our business model to one based on processing fee charges and timing of contract delivery.

Revenues contributed by Sutor Technology PRC were $1.0 million for the six months ended December 31, 2014, a decrease of approximately $5.6 million from $6.6 million for the same period in 2013, primarily resulting from the decline in demand for our products.

In terms of sales to related party as compared with sales to unrelated parties, our direct sales to unrelated parties in the six months ended December 31, 2014 decreased by $165.1 million, or 80.8%, to $39.3 million, from $204.4 million in the same period in 2013.

Cost of revenue. Cost of revenue decreased by$121.7 million, or 50.4%, to $119.9 million in the six months ended December 31, 2014, from $241.6 million in the same period in 2013. As a percentage of revenue, cost of revenue increased to 97.2% in the six months ended December 31, 2014, as compared to 90.3% in the same period last year. The decrease in cost of revenue was mainly due to our new fee-based processing model that part of our business became pure processing service, which significantly reduced our cost of revenue However, its percentage of revenue increased because those fixed costs including depreciation and amortization cost did not decrease at the early stage of our transformation period.

Gross profit and gross margin. Gross profit decreased by $22.4 million to $3.4 million in the six months ended December 31, 2014, from $25.8 million in the same period in 2013. Gross profit as a percentage of revenue (gross margin) was 2.8% for the six months ended December 31, 2014, as compared to 9.7% for the same period last year. The main reason for the declined gross margin was our scheduled technical upgrading of the PPGI production line. As a result, we did not produce PPGI products, which generally have a higher margin than our other products. In addition, in order to speed up our transformation, we offered processing services with competitive prices to attract more customers, which also reduced our gross margin.

On a segment basis, gross margin for Changshu Huaye decreased to 3.8% in the six months ended December 31, 2014, from 12.2% in the same period last year. Gross margin for Jiangsu Cold-Rolled decreased to 3.0% in the six months ended December 31, 2014, from 8.9% in the same period last year. Gross margin for Ningbo Zhehua decreased to (4.6)% in the six months ended December 31, 2014, as compared to 4.1% in the same period in 2013. The main reason for above decreased gross margins was because of our ongoing business model transformation, PPGI production line upgrading and the delivery timing of various steel pipes. Gross margin for Sutor Technology PRC was 24.8% in the six months ended December 31, 2014, as compared to 4.2% in the same period last year, resulting from the functional change of Sutor Technology PRC to be a center of our brand building and order services offering higher value-added customized service.

Total operating expenses. Our total operating expenses decreased by $3.7 million to $5.2 million in the six months ended December 31, 2014, from $8.9 million in the same period in 2013. As a percentage of revenue, our total operating expenses decreased to 4.2% in the six months ended December 31, 2014, from 3.3% in the same period in 2013.

Selling expenses. Our selling expenses decreased by $2.3 million to $1.0 million in the six months ended December 31, 2014, from $3.3 million in the same period in 2013. As a percentage of revenue, our selling expenses decreased to 0.8% for the six months ended December 31, 2014, from 1.3% for the same period last year. The decrease was mainly due to reduced shipping, handling and miscellaneous expenses of approximately $1.9 million as our sales, especially international sales reduced significantly during the six months ended on December 31, 2014.

General and administrative expenses. General and administrative expenses was $4.1 million, or 3.4% of the total revenue, in the six months ended December 31, 2014, as compared with $5.5 million, or 2.1% of the revenue, in the same period in 2013. The decrease was primarily due to the decrease of office expenses, miscellaneous local fees, staff benefits and business entertainment expenses.

Interest Income. Our interest income decreased by $1.2 million to $0.6 million in the six months ended December 31, 2014, from $1.8 million in the same period in 2013. As a percentage of revenue, our interest expense was 0.5% of total revenue in the six months ended December 31, 2014, compared to 0.7% in the same period in 2013. The decrease was mainly due to a change in financing structure. Our notes payable decreased during the six months ended December 31, 2014, which resulted in less restricted cash and accordingly lower interest income. The decrease of notes payable reduced our discounted cost and financial cost.

Interest expense. Our interest expense increased by $1.0 million to $5.4 million in the six months ended December 31, 2014, from $4.4 million in the same period in 2013. As a percentage of revenue, our interest expense was 4.4% of total revenue in the six months ended December 31, 2014, compared to 1.6% in the same period in 2013. The increase in interest expense was mainly due to the adjustment of financing structure that we changed bank note payables to short term loans, which reduced the restricted cash and improved financial liquidity.

Provision for income taxes. Our income tax benefit is $1.4 million in the six months ended December 31, 2014, increased from $3.0 million of income tax expense in the same period last year, which was mainly due to the decreased taxable profit.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $16.7 million, or 144.0%, to $(5.1) million in the six months ended December 31, 2014, from $11.6 million in the same period in 2013, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our net cash used in operating activities was approximately $75.1 million for the six months ended December 31, 2014. As of December 31, 2014, our total indebtedness to non-related parties under existing short-term loans was approximately $202.9 million. There was no current portion of long-term loans as of December 31, 2014. We also had approximately $11.0 million under long-term loans. As of December 31, 2014, we had an unused line of credit with banks of approximately $30.9 million (RMB190 million) which entitled us to draw bank loans for general corporate purposes.

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

As of December 31, 2014, we had cash and cash equivalents of $3.3 million and no restricted cash. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	2014	2013
Net cash (used in) provided by operating activities	$(75,068)	$14,861
Net cash (used in) investing activities	2,762	(11,625)
Net cash provided by financing activities	63,371	5,601
Effect of foreign currency translation on cash and cash equivalents	64	87
Net cash flows	(8,871)	8,924

Operating Activities

Net cash used in operating activities was $75.1 million for the six months ended December 31, 2014, as compared to $14.9 million cash provided by operating activities for the same period last year. The increase in net cash used by operating activities was primarily due to increased prepayment of approximately $21.4 million to suppliers, increased accounts payable of $0.6 million, reduced notes payable of 126.8 million, net income of $(5.1) million, reduced advances from customers of $13.7 million, and depreciation and amortization of $4 million, partially offset by the reduced inventory of $49.2 million, reduced restricted cash of $60.9 million and increased trade and notes receivable of $33 million. We are taking measures to balance our accounts payable and receivable in an effort to maintain adequate liquidity. The recent inventory consisted of mostly raw steel materials. From the first quarter to the second quarter of fiscal 2015, our inventory of finished goods decreased by approximately $30.6 million. The decrease of inventories was mainly due to the upgrade of PPGI production line so purchase of raw materials was reduced.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided in investing activities was $2.8 million for the six months ended December 31, 2014, as compared to $11.6 million used in investing activities for the same period last year. During the six months ended December 31, 2014, we received proceeds from sale of short-term investments of $3.3 million, which was partially offset by the purchase of plant and equipment for $0.5 million.

Financing Activities

Net cash provided by financing activities was $63.4 million for the six months ended December 31, 2014, as compared to $5.6 million provided by financial activities for the same period in 2013. The increase in cash flow provided by financing activities was mainly due to proceeds from loans of $111.4 million, among which approximately $48.0 million was used to repay matured loans.

As of December 31, 2014, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
Communications Bank of China, Changshu Branch	$3.3	2013-11-04	2015-11-03	Shanghai Huaye
The Agricultural Bank of China, Changshu Branch	2.4	2014-05-16	2015-05-05	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	3.6	2014-05-17	2015-05-15	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	2.4	2014-05-19	2015-05-18	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	2.6	2014-06-11	2015-06-10	Shanghai Huaye, Jiangsu Cold-Rolled
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-13	2015-06-09	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.2	2014-06-20	2015-06-19	Shanghai Huaye, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-20	2015-06-19	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua

The Agricultural Bank of China, Changshu Branch	4.1	2014-06-24	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-25	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.3	2014-06-17	2015-06-13	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.5	2014-06-25	2015-06-22	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-25	2015-06-23	Sutor Technology PRC, Ningbo Zhehua
Construction Bank of China, Changshu	3.8	2014-07-28	2015-07-27	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.7	2014-08-19	2015-08-18	Shanghai Huaye, Ningbo Zhehua
Construction Bank of China, Changshu	5.4	2014-08-08	2015-08-07	Shanghai Huaye
Construction Bank of China, Changshu	2.7	2014-08-14	2015-08-13	Shanghai Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.4	2014-08-27	2015-08-26	Shanghai Huaye, Ningbo Zhehua
Construction Bank of China, Changshu	6.5	2014-10-15	2015-10-14	Shanghai Huaye
Construction Bank of China, Changshu	4.4	2014-10-21	2015-04-28	Shanghai Huaye
Construction Bank of China, Changshu	2.0	2014-11-22	2015-05-21	Shanghai Huaye
Communications Bank of China, Changshu Branch	4.8	2014-10-17	2015-10-17	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.9	2014-03-26	2015-03-23	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.2	2014-04-14	2015-04-13	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	8.8	2014-04-17	2015-04-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-04-30	2015-04-17	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.8	2014-05-21	2015-05-20	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.1	2014-05-26	2015-05-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.6	2014-04-11	2015-04-10	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.7	2014-04-15	2015-04-14	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.3	2014-06-12	2015-06-10	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.9	2014-06-20	2015-06-19	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-06-20	2015-06-19	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	0.3	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.4	2014-06-24	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye

Industrial and Commercial Bank of China, Changshu Branch	1.1	2014-06-18	2015-06-15	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2014-06-19	2015-06-18	Shanghai Huaye, Changshu Huaye
Construction Bank of China, Changshu	1.8	2014-06-27	2015-06-26	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.5	2014-07-16	2015-07-10	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.0	2014-07-16	2015-07-15	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-07-18	2015-07-17	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.4	2014-07-25	2015-07-21	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-07-18	2015-07-18	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.2	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.3	2014-08-08	2015-08-06	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.8	2014-08-14	2015-08-11	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.0	2014-09-17	2015-09-11	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-09-19	2015-03-17	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2014-09-19	2015-03-18	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.8	2014-09-10	2015-09-09	Shanghai Huaye, Changshu Huaye
Construction Bank of China, Changshu	1.1	2014-09-22	2015-09-21	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.6	2014-10-14	2015-10-13	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2014-10-10	2015-04-09	Shanghai Huaye, Changshu Huaye
Communications Bank of China, Changshu Branch	3.1	2014-10-08	2015-10-08	Shanghai Huaye, Changshu Huaye
Communications Bank of China, Changshu Branch	5.4	2014-12-25	2015-12-25	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	3.3	2014-01-27	2014-07-25	Shanghai Huaye, Changshu Huaye
Pingan Bank, Ningbo Branch	2.3	2014-08-25	2015-08-25	Shanghai Huaye, Changshu Huaye
Pingan Bank, Ningbo Branch	1.6	2014-09-30	2015-09-30	Shanghai Huaye, Changshu Huaye

Lin, Guihua	2.9	2008-11-20	2016-12-31	None
Shanghai Huaye	8.2	2013-12-31	2016-12-31	None
Total	213.9

* Calculated on the basis that $1 = RMB6.15

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. We believe that we were in compliance with these debt covenants as of December 31, 2014.

In the coming twelve months, we will have approximately $202.9 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Jun Xu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Xu concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three month period ended December 31, 2014, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the second quarter of fiscal year 2015, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2015	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jun Xu
Jun Xu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Independent Director Contract, dated February 1, 2015, by and between the Company and Guoyou Shao.
10.2	Independent Director Contract, dated February 16, 2015, by and between the Company and Xinchuang Li
10.3	Annual Product Supply Contract, dated December 10, 2014, by and between Ningbo Zhehua and Shanghai Legang Supply Chain Co., Ltd.
10.4	Annual Product Supply Contract, dated December 10, 2014, by and between Jiangsu Cold-Rolled and Shanghai Legang Supply Chain Co., Ltd.
10.5	Annual Product Supply Contract, dated December 10, 2014, by and between Changshu Huaye and Shanghai Legang Supply Chain Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

