Form 10-Q
period 2015-03-31
Sutor Technology Group LTD
filed 2015-05-15
CIK 1041177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	42,362,267

 SUTOR TECHNOLOGY GROUP LIMITED

Quarterly Report on Form 10-Q

 Period Ended March 31, 2015

i

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014	F-1 – F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2015 and 2014	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and 2014	F-4 – F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 – F-22

1

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$2,611,240	$12,178,225
Restricted cash	-	60,860,255
Short-term investments	-	3,248,652
Trade accounts receivable, unrelated parties, net of allowance for doubtful accounts of $1,287,544 and $1,368,723, respectively	7,591,806	6,331,702
Trade accounts receivable, related parties	39,490,041	16,149,269
Notes receivables	63,657	194,919
Other receivables and prepayments, unrelated parties, net of allowance for doubtful accounts of $325,427 and $255,628, respectively	2,001,352	1,875,785
Other receivables and prepayments, related parties	407,931	405,558
Advances to suppliers, unrelated parties, net of allowance for doubtful accounts of $619,141 and $527,673, respectively	8,111,881	8,645,751
Advances to suppliers, related parties	275,880,702	286,085,768
Inventories, net	29,895,466	78,277,682
Current deferred tax assets	4,160,207	1,507,840
Total Current Assets	370,214,283	475,761,406
Non-current Assets:
Advances for purchase of long term assets	85,739	85,241
Long-term advances to suppliers, related parties, net	33,287,396	-
Property, plant and equipment, net	82,949,711	87,121,382
Intangible assets, net	3,524,275	3,568,855
Long-term investments	1,825,349	1,814,734
Total Non-current Assets	121,672,470	92,590,212
TOTAL ASSETS	$491,886,753	$568,351,618
F-1

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	March 31,	June 30,
	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$203,376,129	$139,223,123
Accounts payable, unrelated parties	7,996,523	5,843,599
Accounts payable, related parties	352,907	-
Notes payable	1,670,006	136,274,446
Other payables and accrued expenses, unrelated parties	14,974,459	4,613,201
Other payables and accrued expenses, related parties	3,378,641	3,110,196
Advances from customers, unrelated parties	9,095,000	7,917,111
Advances from customers, related parties	628,758	15,114,353
Warrant liabilities	-	866
Total Current Liabilities	241,472,423	312,096,895
Non-Current Liabilities
Long-term loans, unrelated parties	2,859,995	2,859,995
Long-term loans, related parties	8,182,018	8,182,018
Total Non-current Liabilities	11,042,013	11,042,013
Total Liabilities	252,514,436	323,138,908

Commitments and Contingencies (Note 15)

Stockholders' Equity
Undesignated preferred stock - $0.001 par value; 1,000,000 shares authorized; nil shares outstanding	-	-
Common stock - $0.001 par value; authorized: 500,000,000 shares as of March 31, 2015 and June 30, 2014; issued: 42,282,267 shares and 42,252,267 shares as of March 31, 2015 and June 30, 2014, respectively	42,282	42,252
Additional paid-in capital	43,797,358	43,652,089
Statutory reserves	22,725,841	22,725,841
Retained earnings	129,464,830	137,081,594
Accumulated other comprehensive income	43,993,515	42,362,443
Less: Treasury stock, at cost, 590,838 as of March 31, 2015 and June 30, 2014	(651,509)	(651,509)
Total Stockholders' Equity	239,372,317	245,212,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$491,886,753	$568,351,618

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue from unrelated parties – sales of goods	$17,053,145	$50,478,926	$42,779,567	$254,891,263
Revenue from unrelated parties – services	4,013,826	-	17,583,405
Revenue from related parties – sales of goods	21,860	45,898,686	83,972,747	108,911,484
Revenue from related parties - services	-	-	43,191	-
Total Revenue	21,088,831	96,377,612	144,378,910	363,802,747
Cost of Revenue	(22,163,818)	(89,054,821)	(142,025,978)	(330,651,702)
Gross Profit	(1,074,987)	7,322,791	2,352,932	33,151,045

Operating Expenses:

Selling expenses	(480,426)	(1,006,441)	(1,506,935)	(4,339,215)
General and administrative expenses	(2,043,997)	(2,687,763)	(6,180,614)	(8,216,753)
Total Operating Expenses	(2,524,423)	(3,694,204)	(7,687,549)	(12,555,968)
Income from Operations	(3,599,410)	3,628,587	(5,334,617)	20,595,077

Other Incomes/(Expenses):
Interest income	2,194	771,046	618,058	2,607,812
Interest expense	(177,191)	(1,998,580)	(5,593,946)	(6,376,833)
Changes in fair value of warrant liabilities	138	143,567	866	76,669
Income from equity method investments	-	30,681	-	296,809
Other income	(13,019)	(90,919)	280,079	128,107
Other expense	(34,125)	(744,370)	(219,055)	(964,150)
Total Other Expenses, net	(222,003)	(1,888,575)	(4,913,998)	(4,231,586)

Income/(Loss) Before Taxes	(3,821,413)	1,740,012	(10,248,615)	16,363,491
Income tax (expense)/benefit	1,269,521	(626,356)	2,631,851	(3,666,452)
Net Income/(Loss)	$(2,551,892)	$1,113,656	$(7,616,764)	$12,697,039

Other Comprehensive Income:
Foreign currency translation adjustment	1,150,656	(2,422,686)	1,631,072	714,426
Comprehensive Income/(Loss)	$(1,401,236)	$(1,309,030)	$(5,985,692)	$13,411,465

Basic Earnings/(Loss) per Share	$(0.06)	$0.03	$(0.18)	$0.31
Diluted Earnings/(Loss) per Share	$(0.06)	$0.03	$(0.18)	$0.31

Basic Weighted Average Shares Outstanding	41,679,096	41,548,819	41,667,232	41,470,152
Diluted Weighted Average Shares Outstanding	41,679,096	41,548,819	41,667,232	41,470,152

The accompanying notes are an integral part of the condensed consolidated financial statements

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss)/income	$(7,616,764)	$12,697,039
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	6,278,329	6,800,389
Provision/(reversal) for doubtful accounts	67,797	(121,322)
Stock based compensation	145,299	398,123
Foreign currency exchange gain	-	(37,907)
Gain on disposal of property, plant and equipment	-	(11,075)
Income from equity method investments	-	(296,809)
Deferred income taxes	(2,631,851)	(8,987)
Changes in fair value of warrant liabilities	(866)	(76,669)
Changes in current assets and liabilities:
Restricted cash	60,945,391	(7,926,735)
Trade accounts receivable, unrelated parties	(1,129,463)	(588,183)
Trade accounts receivable, related parties	(23,143,463)	(26,643,587)
Notes receivable	131,816	-
Other receivables and prepayments, unrelated parties	(182,090)	(1,821,968)
Advances to suppliers, unrelated parties	493,863	21,997,275
Advances to suppliers, related parties	(21,316,668)	(89,009,045)
Inventories	48,620,660	(38,600,780)
Accounts payable, unrelated parties	1,255,961	64,198,549
Accounts payable, related parties	351,345	41,735,109
Notes payable	(134,802,460)	-
Other payables and accrued expenses, unrelated parties	10,294,917	247,358
Other payables and accrued expenses, related parties	259,895	27,528,078
Advances from customers, unrelated parties	1,128,382	4,702,254
Advances from customers, related parties	(14,509,520)	15,989,417
Net Cash (Used in)/Provided by Operating Activities	(75,359,490)	31,150,524

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(786,588)	(8,488,717)
Proceeds from disposal of property, plant and equipment	87,374	17,178
Purchase of intangible assets	-	(568,119)
Payments for short-term investments	-	(13,851,544)
Proceeds from sale of short-term investments	3,253,196	-
Net Cash Provided by/(Used In) Investing Activities	2,553,982	(22,891,202)

Cash Flows from Financing Activities:
Proceeds from loans	178,913,067	93,219,276
Repayment of loans	(115,854,623)	(121,389,798)
Proceeds from issuance of common stock	-	1,500,000
Changes in restricted cash	-	21,517,459
Net Cash Provided by Financing Activities	63,058,444	(5,153,063)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	180,079	(12,317)

Net Change in Cash and Cash Equivalents	(9,566,985)	3,093,942
Cash and Cash Equivalents at Beginning of Period	12,178,225	3,601,385
Cash and Cash Equivalents at End of Period	$2,611,240	$6,695,327

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

Supplemental Non-Cash Information:
Accounts payable for purchase of long-term assets	$853,408	$110,393
Advances for purchase of long-term assets	$-	$17,123,508

Supplemental Cash Flow Information:
Cash paid during the period for interest expense	$(4,160,475)	$(7,256,280)
Cash paid during the period for income tax	$-	$(4,678,335)

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

As of March 31, 2015, Sutor’s subsidiaries and affiliated company included the following entities:

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company had cash and cash equivalents amounted to $3 million as of March 31, 2015. Since the Company has certain bank borrowings which are due within the near term future, sufficient funds may not be available to the Company. Accordingly, the Company may need to raise additional funds through public or private equity or debt financing. Any additional equity financing may be dilutive to shareholders and debt financing, if available, may involve covenants that would restrict the Company. The Company expects to generate money from operations, borrowings from banks and new contributions from investors to meet the Company’s working capital requirements for at least the next twelve months from March 31, 2015. The Company believes that it will be able to repay or extend short term borrowings and other liabilities as they become due for at least the next twelve months from March 31, 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	March 31, 2015	March 31, 2014	June 30, 2014
Closing RMB : USD exchange rate at the period end	6.1206	6.1632	6.1564
Average nine months RMB : USD exchange rate	6.1478	6.1365	n/a

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

Impairment of Long-lived Assets - The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. No impairment charge was recognized for the three and nine months ended March 31, 2015 and 2014, respectively. The Company is gradually changing its business model from selling products to providing processing services. The change of business model did not trigger impairment of long-term assets since all of the long-term assets continue to be utilized by the processing model and the estimated useful lives remain the same.

 Notes Payable – Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits and certain property, plant and equipment to secure notes payable granted by banks.

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

Financial instruments of the Company primarily comprise of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, loans, accounts payable, other payables and warrant liabilities. As of March 31, 2015 and June 30, 2014, cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, other receivables, short-term loans, current portion of long-term loans, accounts payable and other payables were carried at cost on the condensed consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities. The estimated fair value of long-term loan approximated the carrying amount as of March 31, 2015 and June 30, 2014 as they bear floating interest rate and the market rate approximate the floating interest rates at the respective balance sheet dates. Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock-price volatility, expected life, risk free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which we anticipated to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions were used, the warrant liability and the changes in estimated fair value could be materially different.

Liabilities measured at fair value on a recurring basis are summarized below:

Balance as of March 31, 2015
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$-	$-	$-	$-

Balance as of June 30, 2014
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3

Warrant liabilities	$866	$-	$-	$866

For a summary of changes in warrant liabilities for the three and nine months ended March 31, 2015, please see Note 12.

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

Income Taxes – The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities, changes in deferred tax assets and liabilities, if any, include the impact of any tax rate changes enacted during the year. ASC Topic 350, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Additionally, the Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. The Company did not have any uncertain tax positions for the three and nine months ended March 31, 2015 and 2014.

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

NOTE 3 – SHORT-TERM INVESTMENTS

The following table summarizes the movement of short-term investments for the nine month ended March 31, 2015:

Amount
As of June 30, 2014	3,248,652
Foreign currency translation adjustment	4,544
Disposal of short-term investments	(3,253,196)
As of March 31, 2015	$-

NOTE 4 – OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments as of March 31, 2015 and June 30, 2014 consisted of the following:

	March 31,	June 30,
	2015	2014
Tax recoverable	$176,027	$10,266
Other receivables	2,150,752	2,121,147
	2,326,779	2,131,413
Less: allowance for doubtful accounts	(325,427)	(255,628)
Other receivables and prepayments, net	$2,001,352	$1,875,785

NOTE 5 – INVENTORIES

Inventories as of March 31, 2015 and June 30, 2014 consisted of the following:

	March 31,	June 30,
	2015	2014
Raw materials	$17,593,394	$14,006,475
Finished goods	12,436,870	64,405,222
	30,030,264	78,411,697
Less: allowance for obsolescence	(134,798)	(134,015)
Inventories, net	$29,895,466	$78,277,682

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2015 and June 30, 2014 consisted of the following:

	March 31,	June 30,
	2015	2014
Buildings and plant	$51,294,456	$47,013,051
Machinery	97,346,643	72,916,144
Office and other equipment	1,649,902	1,734,518
Vehicles	490,721	669,101
	150,781,722	122,332,814
Less: accumulated depreciation	(68,683,964)	(62,419,223)
	82,097,758	59,913,591
Construction in progress	851,953	27,207,791
Property, Plant and Equipment, net	$82,949,711	$87,121,382

As of March 31, 2015 and June 30, 2014, certain of the Company’s property, plant and equipment amounted to approximately $35 million and $39 million, respectively, was pledged to banks to secure the loan granted to the Company (Note 9).

Depreciation expense for the three months ended March 31, 2015 and 2014 was $2,218,106 and $2,267,712, respectively.

Depreciation expense for the nine months ended March 31, 2015 and 2014 was $6,213,164 and $6,737,944, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2015 and June 30, 2014 consisted of the following:

	March 31,	June 30,
	2015	2014
Cost	$4,363,644	$4,338,269
Less: Accumulated amortization	(839,369)	(769,414)
Intangible Assets, net	$3,524,275	$3,568,855

The Company’s intangible assets represented several land use rights, which are amortized using the straight-line method over the lease term of 50 years. Amortization expense for the three months ended March 31, 2015 and 2014 was $21,733 and $21,823, respectively. Amortization expense for the nine months ended March 31, 2015 and 2014 was $65,165 and $62,445, respectively.

As of March 31, 2015 and June 30, 2014, certain of the Company’s intangible assets amounted to approximately $2.8 million was pledged to banks to secure the loan granted to the Company (Note 9).

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2015	$21,818
For the year ending June 30, 2016	87,273
For the year ending June 30, 2017	87,273
For the year ending June 30, 2018	87,273
For the year ending June 30, 2019	87,273
For the year ending June 30, 2020 and thereafter	3,153,365
Total	$3,524,275

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

NOTE 9 – LOANS

Loans are as follows as of the respective balance sheet dates:

	March 31,	June 30,
	2015	2014
Short-term loans	$203,376,129	$139,223,123
Long-term loans, current portion	-	-
	203,376,129	139,223,123
Long-term loans, non-current portion	11,042,013	11,042,013
Total loans	$214,418,142	$150,265,136

The short-term loans outstanding as of March 31, 2015 and June 30, 2014 bore a weighted average interest rate of 6.41% and 6.82% per annum, respectively. These loans were obtained from financial institutions and have contract terms of three months to one year.

The long-term loans outstanding as of March 31, 2015 and June 30, 2014 bore a weighted average interest rate of 4.63% per annum. These loans were obtained from financial institutions and one individual. Long-term loans have contract terms of more than one year to three years.

The short-term loans can be continually extended when they are matured.

Short-term loans as of March 31, 2015 were secured/guaranteed by the following:

Secured/guaranteed by
Guaranteed by related parties	$116,513,741
Jointly guaranteed by (i) related parties, and (ii) the Company's property, plant and equipment	86,862,388
Total short-term loans	$203,376,129

Short-term loans as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
	$
Jointly guaranteed by (i) a related party, and (ii) the Company's property, plant and equipment		75,476,159
Guaranteed by a related party		52,701,548
Guaranteed by the Company's property, plant and equipment		11,045,416
Total short-term loans		$139,223,123

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS - continued

Long-term loans, non-current portion as of March 31, 2015 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$11,042,013

Long-term loans, non-current portion as of June 30, 2014 were secured/guaranteed by the following:

Secured/guaranteed by
Unsecured	$11,042,013

The Company must use the loans for the purpose specified in borrowing agreements, pay interest at the interest rate described in borrowing agreements. The Company also has to repay the principal outstanding on the specified date as described in borrowing agreements. The Company had complied with such financial covenants as of March 31, 2015.

NOTE 10 – NOTES PAYABLE

Notes payable are as follows as of the respective balance sheet dates:

	March 31,	June 30,
	2015	2014
Bank acceptance notes	$1,670,006	$136,274,446

Notes payable represent accounts payable in the form of bills of exchange whose acceptances are guaranteed and settlements are handled by banks. The Company has pledged cash deposits and certain property, plant and equipment to secure notes payable granted by banks.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s related parties mainly include Shanghai Huaye and its subsidiaries, which were ultimately controlled by the husband of Lifang Chen, the Company’s major shareholder and chairwoman; CRM Suzhou, in which the Company holds 11% if its shares; Tianjin Xinhao Commerce Co., Ltd, Hangzhou Xiaoshan Ruifan Industrial Co., Ltd, Guangzhou Xingbang Metal Industrial Co., Ltd. and Wuxi Suwu Industrial Co., Ltd. (collectively “Related Trading Companies”) and Shanghai Legang Supply Chain Co., Ltd. (“Legang”), over which the Company’s ultimate controlling party has significant influence.

Related Party Activities

	For the Three Months Ended		For the Nine month ended
	March 31,		March 31,
	2015	2014	2015	2014
Sales to Shanghai Huaye and its subsidiaries	$9,166	$45,898,686	$35,231,141	$108,911,484
Sales to Related Trading Companies	12,694	-	48,784,797	-
Purchases from Shanghai Huaye and its subsidiaries	558,816	23,463,112	33,494,811	169,345,170
Purchases from CRM Suzhou	-	4,331,213	603,938	31,247,299
Rental fees to Shanghai Huaye and its subsidiaries	88,956	39,228	264,680	117,331
Interest expenses to Shanghai Huaye	83,860	83,860	255,306	255,307
Handling fee paid to Shanghai Huaye and its subsidiaries	23	60,516	90,368	149,298

Related Party Balances

	March 31,	June 30,
	2015	2014
Trade accounts receivables due from Shanghai Huaye and its subsidiaries	$29,057,057	$3,974,558
Trade accounts receivables due from Trading Entities	10,432,984	12,174,711
Advances paid to Shanghai Huaye and its subsidiaries for purchase of raw materials (2)	212,829,526	281,720,894
Advances paid to Trading Entities for purchase of raw materials	1,485,062	3,231,826
Advances paid to Legang for purchase of raw materials	60,927,288	-
Advances paid to CRM Suzhou for purchase of raw materials	638,826	1,133,048
Other receivables due from Shanghai Huaye and its subsidiaries	407,931	405,558
Accounts payable due to Shanghai Huaye and its subsidiaries	352,907	-
Advances received from Shanghai Huaye and its subsidiaries	618,542	-
Advances received from Trading Entities	10,216	-
Other payables and accrued expenses due to Shanghai Huaye and its subsidiaries	3,378,641	3,110,196
Long-term loans due to Shanghai Huaye and its subsidiaries	8,182,018	8,182,018

Guarantees Related Parties Provided to the Company

As of March 31, 2015 and June 30, 2014, Shanghai Huaye and its subsidiaries provided guarantees for the Company’s bank loans amounted to $203 million and $128 million, respectively.

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

(2) The advance payments to Shanghai Huaye and its subsidiaries were made under the agreements in prior periods. The purchase transactions will be executed at the discretion of the Company based on the market and production demand. The Company could withdraw the advances paid to Shanghai Huaye and its subsidiaries in the future if the Company does not purchase raw materials or other goods from them anymore.

NOTE 12 – INCOME TAXES

The Company has total income tax benefit of $1,269,521 and $2,631,851 for the three months and nine months ended March 31, 2015, respectively. The Company continues to conduct most of its business through its major PRC subsidiaries whose applicable income tax rates are 15% or 25% for the three and nine months ended March 31, 2015.

The Company’s effective tax rates were 33% and 36% for the three months ended March 31, 2015 and 2014, respectively and 26% and 22% for the nine months ended March 31, 2015 and 2014, respectively.

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

The fair values of the Warrants at the issuance date and the end of each reporting period were calculated using Black-Scholes pricing model and based on the following assumptions:

June 30, 2014
Year end date
Warrants indexed to common stock	685,000
Trading market price	$1.00
Exercise price	$3.76
Estimated Term (Year)	0.67
Expected volatility	60.57%
Risk-free rate	0.11%
Dividend yield rates	0.00%
Fair value of warrants	$866

The Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in changes in fair value of warrant liabilities on the Company’s consolidated statement of operations in each subsequent period.

The following table summarizes the movement of warrant liabilities for the nine months ended March 31, 2015 and 2014:

	For The Nine Months Ended
	March 31,
	2015	2014
Balance at beginning of the period	$866	$144,535
Changes in fair value	(866)	(76,669)
Balance at end of the period	$-	$67,866

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

On February 6, 2015, the Company granted a two executives 30,000 shares of restricted common stock with a grant date fair value of $0.70 per share as part of his remuneration for the service commencing February 6, 2015 for a one-year period. The restricted common stock will vest on the one-year anniversary date of the grant date.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $9,295 and $63,886, respectively. Stock-based compensation expense for the nine months ended March 31, 2015 and 2014 was $145,299 and $98,972, respectively. The remaining $17,942 stock-based compensation will be expensed over the remainder of the one-year service period. The value of the non-vested stock at March 31, 2015 is $19,800.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 were nil and $95,917, respectively. Stock-based compensation expense for the nine months ended March 31, 2015 and 2014 were nil and $299,151, respectively.

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

Stock-based compensation expense for the three and nine months ended March 31, 2015 and 2014 on the stock options were nil. As of March 31, 2015, the remaining unrecognized stock-based compensation is nil.

The following table summarizes the options activity for the nine months ended March 31, 2015 and 2014:

	Options	Weighted-average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	105,000	$2.71	0.86	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2015	105,000	$2.71	0.11	$-

Total intrinsic value of stock options outstanding as of March 31, 2015 and June 30, 2014 was nil.

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

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income/(loss) attributable to the common stockholders	$(2,551,892)	$1,113,656	$(7,616,764)	$12,697,039

Basic weighted-average common shares outstanding	41,679,096	41,548,819	41,667,232	41,470,152
Dilutive effect of warrants and options	-	-	-	-
Diluted weighted-average common shares outstanding	41,679,096	41,548,819	41,667,232	41,470,152

Earnings (loss) per share:
Basic	$(0.06)	$0.03	$(0.18)	$0.31
Diluted	$(0.06)	$0.03	$(0.18)	$0.31

Warrants and options to purchase 685,000, and 105,000 shares of common stock, respectively were outstanding as of March 31, 2015 and June 30, 2014, respectively, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive because the exercise prices of the warrants and options were larger than the average share price during the period.

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of March 31, 2015, the Company has future minimum lease payments under non-cancelable operating leases in relation to office premises consisting of the following:

Lease Payment
Remainder of the year ending June 30, 2015	88,227
For the year ending June 30, 2016	352,907
For the year ending June 30, 2017	352,907
For the year ending June 30, 2018	352,907
For the year ending June 30, 2019	352,907
For the year ending June 30, 2020 and thereafter	1,470,444
Total	$2,970,299

Capital commitments – The Company entered into agreements with suppliers to purchase property, plant and equipment. As of March 31, 2015 and June 30, 2014, the Company had purchase obligations totaled $343,455 and $2,464,606, respectively.

Indemnification Obligations – The Company entered into agreements whereby its directors are indemnified for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors' liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2015.

NOTE 17 – SIGNIFICANT CONCENTRATIONS

Concentration of credit risk

Assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, trade accounts receivable and advances to suppliers. The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. As of March 31, 2015 and June 30, 2014, substantially all of the Company’s cash and cash equivalents and restricted cash were held in major financial institutions located in the PRC, which management considers to be of high credit quality. However, the deposit accounts in PRC were not insured in any manner. Trade accounts receivable are generally unsecured and denominated in RMB, and derived from revenues earned from operations primarily in the PRC. Advances to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. In order to determine the value of the Company’s trade accounts receivable and advances to suppliers, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding trade accounts receivable and advances to suppliers.

Concentration of customers

The Company sold a substantial portion of its products to Shanghai Huaye and its subsidiaries. As a percentage of revenues, 0.04% and 47.6% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the three months ended March 31, 2015 and 2014, respectively; 24.4% and 29.9% of the Company’s revenue was derived from Shanghai Huaye and its subsidiaries for the nine months ended March 31, 2015 and 2014, respectively. Sales to customers were mostly made through non-exclusive, short-term arrangements.

Concentration of suppliers

A significant portion of the Company’s raw materials were sourced from Shanghai Huaye and its subsidiaries who collectively accounted for an aggregate of 3.3% and 48.5% of the Company’s total purchases for the three months ended March 31, 2015 and 2014, respectively; an aggregate of 45.0% and 38.9% of the Company’s total purchases for the nine months ended March 31, 2015 and 2014, respectively. Failure to develop or maintain relationships with these suppliers may cause the Company to be unable to source adequate raw materials needed to manufacture its products. Any disruption in the supply of raw materials to the Company may adversely affect the Company’s business, financial condition and results of operations.

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

Certain segment information is presented below:

As of March 31, 2015 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$1,186,855	$8,773,393	$1,064,491	$10,042,232	$-	$21,066,971
Revenue from related parties	8,268	12,647	945	-	-	21,860
Revenue from other operating segments	2,186,803	3,783,599	(3,793,775)	217,481	(2,394,108)	-
Total operating expenses	1,240,195	483,553	477,249	294,536	28,890	2,524,423
Interest income	104	231	1,253	601	5	2,194
Interest expense	474	815	72,230	-	103,672	177,191
Depreciation and amortization expense	236,752	1,646,166	223,236	136,696	(3,011)	2,239,839
Income tax expense/(benefit)	(146,248)	(490,711)	(632,562)	-	-	(1,269,521)
Net segment profit/(loss)	(722,939)	(1,471,907)	(1,876,228)	-	1,519,182	(2,551,892)
Capital expenditures	15	1,792,364	101,255	-	-	1,893,634
Segment assets	$235,963,835	$329,188,443	$42,048,629	$39,720,973	$(155,035,127)	$491,886,753

As of March 31, 2014 and for the three months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$17,462,739	$26,546,237	$5,320,542	$1,149,408	$-	$50,478,926
Revenue from related parties	12,163,612	29,432,804	4,302,262	8	-	45,898,686
Revenue from other operating segments	14,258,925	18,817,785	2,417,842	5	(35,494,557)	-
Total operating expenses	1,717,399	564,678	946,003	207,449	258,675	3,694,204
Interest income	184,985	568,092	17,846	99	24	771,046
Interest expense	537,624	917,530	26,149	-	517,277	1,998,580
Depreciation and amortization expense	614,440	1,277,438	260,371	137,286	-	2,289,535
Income tax expense	11,295	598,787	16,274	-	-	626,356
Net segment profit/(loss)	(200,915)	1,824,468	48,821	(84,012)	(474,706)	1,113,656
Capital expenditures	96,434	1,169,214	9,945	-	-	1,275,593
Segment assets	$290,910,682	$398,267,232	$54,799,089	$32,795,065	$(123,013,420)	$653,758,648

SUTOR TECHNOLOGY GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SEGMENT INFORMATION - continued

As of March 31, 2015 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$4,073,147	$37,049,171	$8,228,800	$11,011,854	$-	$60,362,972
Revenue from related parties	31,776,091	48,609,909	3,629,938	-	-	84,015,938
Revenue from other operating segments	8,942,425	23,468,093	(1,912,507)	217,481	(30,715,492)	-
Total operating expenses	4,025,316	1,741,604	1,116,665	796,193	7,771	7,687,549
Interest income	98,266	429,040	87,488	3,242	22	618,058
Interest expense	1,803,979	3,132,177	196,165	-	461,625	5,593,946
Depreciation and amortization expense	1,102,400	4,169,927	725,799	409,875	(129,672)	6,278,329
Income tax benefit	(736,745)	(929,759)	(965,347)	-	-	(2,631,851)
Net segment profit/(loss)	(3,775,837)	(1,924,844)	(2,722,401)	(258,718)	1,065,036	(7,616,764)
Capital expenditures	57,448	1,947,654	101,728	-		2,106,830
Segment assets	$235,963,835	$329,188,443	$42,048,629	$39,720,973	$(155,035,127)	$491,886,753

As of March 31, 2014 and for the nine months then ended	Changshu Huaye	Jiangsu Cold-Rolled	Ningbo Zhehua	Sutor Technology	Inter-Segment and Reconciling Items	Total
Revenue from unrelated parties	$118,105,263	$105,457,293	$23,595,479	$7,733,228	$-	$254,891,263
Revenue from related parties	30,008,833	61,642,191	17,254,876	5,584	-	108,911,484
Revenue from other operating segments	20,911,745	74,147,693	4,834,082	3,424	(99,896,944)	-
Total operating expenses	6,872,288	2,139,941	2,141,529	688,684	713,526	12,555,968
Interest income	1,004,622	1,479,012	123,472	356	350	2,607,812
Interest expense	1,459,421	3,697,749	76,356	-	1,143,307	6,376,833
Depreciation and amortization expense	1,807,431	3,817,787	764,542	410,629	-	6,800,389
Income tax expense/(benefit)	1,349,303	2,308,668	8,481	-		3,666,452
Net segment profit/(loss)	7,510,974	7,240,805	25,444	(292,430)	(1,787,754)	12,697,039
Capital expenditures	2,488,463	5,954,744	103,039	-	-	8,546,246
Segment assets	$290,910,682	$398,267,232	$54,799,089	$32,795,065	$(123,013,420)	$653,758,648

NOTE 19 – GEOGRAPHIC INFORMATION

The following schedule summarizes the sources of the Company’s revenue by geographic regions for the three and nine months ended March 31, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Geographic Area	2015	2014	2015	2014
People's Republic of China	$19,837,489	$92,535,229	$140,611,714	$336,762,661
Other Countries	1,251,342	3,842,383	3,767,196	27,040,086
Total	$21,088,831	$96,377,612	$144,378,910	$363,802,747

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of our Business

We are a leading China-based, non-state-owned fine finished steel supply chain service provider. We utilize a variety of processes and technological methodologies to convert steel manufactured by third parties into fine finished steel products. Our product offerings are focused on higher margin, value-added finished steel products, specifically hot-dip galvanized steel, or HDG steel, and pre-painted galvanized steel, or PPGI. In addition, we produce acid pickled steel, or AP steel, and cold-rolled steel, which represent the least processed of our finished products. Since November 2009, our product offerings have included welded steel pipe products. We use a large portion of our AP steel and cold-rolled steel to produce our HDG steel and PPGI products. Our vertical integration has allowed us to maintain more stable margins for our HDG steel and PPGI products. With the transformation of our business, we also offer fee-based steel processing services and market and sell our products through electronic commerce platforms.

We sell most of our products to customers who operate primarily in the green energy, appliances, automobile, construction, infrastructure, medical equipment, water resource, gas and oil pipeline industries. Most of our customers are located in China. Our primary export markets are Europe, the Middle East, Asia, and South America.

Our manufacturing facilities, located in Changshu, China, have three HDG steel production lines, one PPGI production line, one AP steel production line and two cold-rolled steel lines. Our current annual production capacity is approximately 700,000 metric tons, or MT, for HDG steel, 200,000 MT for PPGI, 500,000 MT for AP steel and 750,000 MT for cold-rolled steel. Ningbo Zhehua, our subsidiary located in Ningbo, currently has an annual capacity of 400,000 MT for welded steel pipe products.

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

In connection with the transformation of our business model, our board of directors has determined to abolish the position of Chief Operating Officer.  Effective on May 14, 2015, Shoubin Xiong ceased to hold the position of the Company’s Chief Operating Officer but Mr. Xiong remains as an employee of the Company.

Executive Overview of Quarterly Results

As a result of our business transformation, the three month revenue of Sutor Technology PRC increased significantly by 773.7% compared with same period of last year. Through our efforts in brand promotion and development of online-to-offline (O2O) E-commerce, Sutor Technology PRC’s online orders increased gradually. Meanwhile, the total revenues from related parties declined approximately 100.0% compared with same period of last year. The three month revenue of Changshu Huaye and Jiangsu Cold-Rolled decreased significantly compared with same period last year since the fee-based processing services increased to 79.7% and 44.7% respectively of their revenue. During the third quarter of fiscal 2015, Ningbo Zhehua also introduced two precision cold rolling production lines with capacity of 100,000 and 200,000 metric tons, respectively, to expand cold rolled market and extend our comprehensive support services. These two production lines are now under installation and testing.

The following summarizes the major financial information for the third fiscal quarter:

•	Revenue: Revenue was $21.1 million for the three months ended March 31, 2015, a decrease of $75.3 million, or 78.1%, from $96.4 million for the same period last year.

•	Gross profit and margin: Gross profit was a loss of $1.1million for the three months ended March 31, 2015, as compared to $7.3 million for the same period last year. Gross margin was (5.1)% for the three months ended March 31, 2015, as compared to 7.6% for the same period last year.

•	Net income: For the three months ended March 31, 2015, the company had a loss of $2.6 million compared to net income of $1.1 million for the same period of last year, a decrease of $3.7 million or 329.2%.

•	Fully diluted earnings per share: Fully diluted earnings per share were approximately $(0.06) for the three months ended March 31, 2015, as compared to approximately $0.03 for the same period last year.

Reportable Operating Segments

We have four reportable operating segments which are categorized based on manufacturing facilities and nature of operations – Changshu Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua and Sutor Technology PRC. Changshu Huaye sells and processes HDG steel and PPGI products. Jiangsu Cold-Rolled sells and processes AP steel, cold-rolled steel and HDG steel. Ningbo Zhehua sells and processes steel pipe products. Changshu Huaye and Jiangsu Cold-Rolled are adjacent to each other and use largely the same management resources. Ningbo Zhehua is located in Ningbo, China. Sutor Technology PRC dedicates itself to providing innovative services with a focus on brand promotion, sales channels expansion and integrated order processing. Changshu Huaye, Jiangsu Cold-Rolled and Ningbo Zhehua also focus on product quality improvement and technological upgrading, as well as promoting fee-based processing services. See Note 18, “Segment Information” to the consolidated financial statements included elsewhere in this report.

Revenue

Our revenue is primarily generated from sales and processing of our HDG steel, PPGI, AP steel, cold-rolled steel products, as well as our steel pipe products, such as longitudinally welded steel pipes and spiral welded steel pipes. We believe that our processing revenues will increase gradually as a result of our business transformation. Our revenue has historically been affected by sales volume, sales price of our products and services, the quality of products and services as well as our product mix.

In the three months ended March 31, 2015 and 2014, Changshu Huaye generated revenue of $1.2 million and $29.6 million, which represented 5.7% and 30.7% of our total revenue, respectively. Jiangsu Cold-Rolled generated revenue of $8.8 million and $56.0 million in the three months ended March 31, 2015 and 2014, which represented 41.7% and 58.1% of our total revenue, respectively. In the three months ended March 31, 2015 and 2014, Ningbo Zhehua generated revenue of $1.1 million and $9.6 million, which represented 5.1% and 10.0% of our total revenue, respectively. In addition, in the three months ended March 31, 2015 and 2014, Sutor Technology PRC generated revenue of $10.0 million and $1.1 million, which represented 47.6% and 1.2% of our total revenue, respectively.

Historically, a portion of our products are sold through our affiliate Shanghai Huaye, which also supplies to us a significant portion of our raw materials. Approximately 0.04% of our revenue was derived from Shanghai Huaye and its affiliates in the three months ended March 31, 2015, as compared to 47.6% last year. The significant reduction of revenue from related parties was mainly attributed to our own marketing resources expansion, brand promotion and service quality improvement.

Cost of Revenue

Cost of revenue includes direct costs to manufacture our products, including the cost of raw materials, labor, overhead, energy, handling charges and other expenses associated with the manufacture and delivery of products. Direct costs of manufacturing are generally highest when we first introduce a new product due to higher start-up costs and higher raw material costs. As production volume increases, we typically improve manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials in greater quantities.

In the three months ended March 31, 2015, only approximately $0.6 million of raw material procurement was conducted through Shanghai Huaye and its affiliates, while approximately $16.4 million of raw materials were procured from non-related parties.

Gross Profit and Gross Margin

Gross profit is equal to the difference between revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. For the three months ended March 31, 2015, gross margin for domestic and international sales was (6.3)% and 14.5%, respectively. On a segment basis, Changshu Huaye’s, Jiangsu Cold-Rolled’s and Ningbo Zhehua’s gross margins were approximately 18.9%, (14.1)% and (55.6)%, respectively. Sutor Technology PRC has a gross margin of approximately 2.6% for the third quarter of fiscal 2015.

To gain market penetration, we price our products at levels that we believe are competitive. We continually strive to improve manufacturing efficiencies and reduce our production costs in order to offer superior products and services at competitive prices. General economic conditions, the cost of raw materials, and supply and demand of fine finished steel products within our markets influence sales prices. Our value-added products and services generally tend to have higher profit margins.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue

Revenue from unrelated parties - sales of goods	$17,053	80.9%	$50,479	52.4%
Revenue from unrelated parties - services	4,014	19.0%	-	-
Revenue from related parties - sales of goods	22	0.1%	45,899	47.6%
Revenue from related parties - services	-	-	-	-
Total Revenue	21,089	100.0%	96,378	100.0%
Cost of Revenue	22,164	105.1%	89,055	92.4%
Gross Profit	(1,075)	(5.1)%	7,323	7.6%
Operating Expenses
Selling expense	480	2.3%	1,006	1.0%
General and administrative expense	2,044	9.7%	2,688	2.8%
Total Operating Expenses	2,524	12.0%	3,694	3.8%
Income from Operations	(3,599)	(17.1)%	3,629	3.8%
Other Income (Expense)
Interest income	2	-	771	0.8%
Other income	(13)	-	(91)	(0.1)%
Interest expense	(177)	(0.8)%	(1,999)	(2.1)%
Other expense	(34)	(0.2)%	(744)	(0.8)%
Changes in fair value of warrant liabilities	-	-	143	0.2%
Income from equity method investments	-	-	31	0.0%
Total Other Income (Expense)	(222)	(1.0)%	(1,889)	(2.0)%
Income Before Taxes	(3,822)	(18.1)%	1,740	1.8%
Income tax (expense)/benefit	1,270	6.0%	(626)	(0.7%)
Net Income	$(2,552)	(12.1)%	$1,114	1.1%

Revenue. For the three months ended March 31, 2015, revenue was $21.1 million, compared to $96.4 million for the same period last year, a decrease of $75.3 million, or 78.1%.

Under the downturn environment, Chinese steel industry is undergoing structure transformation. In face with this situation, the Company also carried on its transformation and changed business model to its best interest. In the past, our revenue was primarily derived from selling manufactured products and the sales price included the cost of steel sheets plus a gross profit. With the fee-based processing services, the price of pure processing services does not include the cost of steel sheets as the customers are responsible for procurement of the raw materials. As a result, revenue from processing one ton of fine finished steel products is only a fraction of the revenue from the traditional business model. Compared with 4.7% fee-based processing service revenue during the same period of last year, 19.1% of its revenue for the three months ended March 31, 2015 generated from fee-based processing service. In addition, we did not produce PPGI steel as the production line was shut down for scheduled technical upgrading.

The following table sets forth revenue by geography and by business segments for the three months ended March 31, 2015 and 2014.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$19,838	94.1%	$92,535	96.0%
Other Countries	1,251	5.9%	3,843	4.0%

Segment Data
Changshu Huaye	$1,195	5.7%	$29,627	30.7%
Jiangsu Cold-Rolled	8,786	41.7%	55,979	58.1%
Ningbo Zhehua	1,066	5.0%	9,623	10.0%
Sutor Technology	10,042	47.6%	1,149	1.2%

On a geographic basis, revenue generated from outside of China was $1.3 million, or 5.9% of the total revenue, for the three months ended March 31, 2015, as compared to $3.8 million, or 4.0% of the total revenue, for the same period in 2014. We did not produce PPGI steel as the production line was shut down for scheduled technical upgrading. PPGI products are Company’s main exported products. In addition, we lowered the price of our products in order to gain international market penetration.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $1.2 million for the three months ended March 31, 2015, a decrease of $28.4 million, or 96.0%, from $29.6 million for the same period last year. The decrease mainly resulted from the transformation of our business model as well as the shutdown of the PPGI line for technical upgrading.

After eliminating inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $8.8 million for the three months ended March 31, 2015, as compared at $56.0 million for the same period last year. The decrease in sales revenue was mainly because of changes in our business model. Compared with 1.0% of revenue from fee-based processing service revenue during the same period of last year, 44.8% of Jiangsu Cold-Rolled’s revenue for the three months ended March 31, 2015 generated from fee-based processing service.

Revenue contributed by Ningbo Zhehua was $1.1 million for the three months ended March 31, 2015, a decrease of $8.5 million, or 88.9%, from $9.6 million for the same period in 2014. The change is mainly due to the timing of contract delivery, which made Ningbo Zhehua’s revenue fluctuate quarter by quarter.

Revenues contributed by Sutor Technology PRC were $10.0 million for the three months ended March 31, 2015, an increase of approximately $8.9 million from $1.1 million for the same period in 2014. Through our efforts in brand promotion and development of online-to-offline (O2O) E-commerce, Sutor Technology PRC’s online orders increased gradually. Sutor Technology PRC dedicates itself to providing innovative services with a focus on brand promotion, sales channels expansion and integrated order processing.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the three months ended March 31, 2015 decreased by $29.4 million, or 58.2%, to $21.1 million, from $50.5 million in the same period in 2014.

Cost of revenue. Cost of revenue decreased by $66.9 million, or 75.1%, to $22.2million in the three months ended March 31, 2015, from $89.1 million in the same period in 2014. As a percentage of revenue, cost of revenue increased to 105.1% in the three months ended March 31, 2015, as compared to 92.4% in the same period last year. The decrease in cost of revenue was mainly due to our new fee-based processing model, which significantly reduced our cost of revenue. However, its percentage of revenue increased because those fixed costs including depreciation and amortization cost did not decrease at the early stage of our transformation period.

Gross profit and gross margin. Gross profit decreased by $8.4million to $(1.1) million in the three months ended March 31, 2015, from $7.3 million in the same period in 2014. Gross profit as a percentage of revenue (gross margin) was (5.1)% for the three months ended March 31, 2015, as compared to 7.6% for the same period last year. The main reason for the declined gross margin was the upgrading of our PPGI production line and as a result, we did not produce high margin PPGI products during this quarter. In addition, in order to expand sales channels, we offered more competitive prices for processing services to attract more customers.

On a segment basis, gross margin for Changshu Huaye decreased to 4.3% in the nine months ended March 31, 2015, from 11.4% in the same period last year. Gross margin for Jiangsu Cold-Rolled decreased to 1.3% in the nine months ended March 31, 2015, from 8.2% in the same period last year. Gross margin for Ningbo Zhehua decreased to (8.6)% in the nine months ended March 31, 2015, as compared to 8.2% in the same period in 2014. The main reasons for above decreased gross margins were because of our business model transformation, equipment renovation and upgrading as well as the fixed costs including depreciation and amortization cost did not decrease at the early stage of our transformation period. Gross margin for Sutor Technology PRC was 4.6% in the nine months ended March 31, 2015, as compared to 5.9% in the same period last year because we offered customers with more attractive service prices to improve market competitiveness and expand sales channels during business model transformation.

Total operating expenses. Our total operating expenses was $2.5 million in the three months ended March 31, 2015, from $3.7 million in the same period in 2014. As a percentage of revenue, our total operating expenses increased to 12.0% in the three months ended March 31, 2015, from 3.8% in the same period in 2014.

Selling expenses. Our selling expenses decreased by $0.5 million to $0.5 million in the three months ended March 31, 2015, from $1.0 million in the same period in 2014. As a percentage of revenue, our selling expenses increased to 2.3% for the three months ended March 31, 2015, from 1.0% for the same period last year. The decrease in selling expenses is mainly because we optimized the delivery model which reduced the selling expenses effectively.

General and administrative expenses. General and administrative expenses increased by $0.7million to $2.0 million, or 9.7% of the total revenue, in the three months ended March 31, 2015, from $2.7 million, or 2.8% of the revenue, in the same period in 2014. The increased general and administrative expenses were primarily due to the increased office expenses and other fixed miscellaneous expenses in this fiscal quarter.

Interest expense. Our interest expense decreased by $1.8 million to $0.2 million in the three months ended March 31, 2015, from $2.0 million in the same period in 2014. As a percentage of revenue, our interest expense was 0.8% of total revenue in the three months ended March 31, 2015, compared to 2.1% in the same period in 2014. The decrease was mainly due to a change in financing structure. We converted bank note payables to short term loans, which reduced the restricted cash and financial cost.

Provision for income taxes. Our income tax benefit was $1.3 million in the three months ended March 31, 2015, from $0.6 million of income tax expense in the same period last year, due to the decreased taxable profit amount.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $3.7 million, or 329.2%, to $(2.6) million in the three months ended March 31, 2015, from $1.1 million in the same period in 2014, as a cumulative result of the above factors.

Comparison of Nine Months Ended March 31, 2015 and March 31, 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2015		Nine Months Ended March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue

Revenue from unrelated parties - sales of goods	$42,780	29.6%	$254,891	70.1%
Revenue from unrelated parties - services	17,583	12.2%	-	-
Revenue from related parties - sales of goods	83,973	58.2%	108,912	29.9%
Revenue from related parties - services	43	-	-	-
Total Revenue	144,379	100.0%	363,803	100.0%
Cost of Revenue	142,026	98.4%	330,652	90.9%
Gross Profit	2,353	1.6%	33,151	9.1%
Operating Expenses
Selling expense	1,507	1.0%	4,339	1.2%
General and administrative expense	6,181	4.3%	8,217	2.2%
Total Operating Expenses	7,688	5.3%	12,556	3.4%
Income from Operations	(5,335)	(3.7)%	20,595	5.7%
Other Income (Expense)
Interest income	618	0.4%	2,608	0.7%
Other income	280	0.2%	128	0.1%
Interest expense	(5,594)	(3.9)%	(6,377)	(1.8)%
Other expense	(219)	(0.1)%	(964)	(0.3)%
Changes in fair value of warrent liabilities	1	-	77	-
Income from equity method investments	-	-	296	0.1%
Total Other Income (Expense)	(4,914)	(3.4)%	(4,232)	(1.2)%
Income Before Taxes	(10,249)	(7.1)%	16,363	4.5%
Income tax (expense)/benefit	2,632	1.8%	(3,666)	(1.0)%
Net Income	$(7,617)	(5.3)%	$12,697	3.5%

Revenue. For the nine months ended March 31, 2015, revenue was $144.4 million, compared to $363.8 million for the same period last year, a decrease of $219.4 million, or 60.3%. The decrease was mainly attributable to the change in our business model. As described above, under our new fee-based processing service model, the price of pure processing services does not include the cost of steel sheets as the customers are responsible for procurement of the raw materials. As a result, revenue from processing one ton of fine finished steel products is only a fraction of the revenue from the traditional business model. In addition, we did not produce PPGI steel as the production line was shut down for scheduled technical upgrading.

The following table sets forth revenue by geography and by business segments for the nine months ended March 31, 2015 and 2014.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended March 31, 2015		Nine Months Ended March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue
Geographic Data
China	$140,612	97.4%	$336,763	92.6%
Other Countries	3,767	2.6%	27,040	7.4%

Segment Data
Changshu Huaye	$35,849	24.8%	$148,114	40.7%
Jiangsu Cold-Rolled	85,659	59.4%	167,100	46.0%
Ningbo Zhehua	11,859	8.2%	40,850	11.2%
Sutor Technology	11,012	7.6%	7,739	2.1%

On a geographic basis, revenue generated from outside of China was $3.8 million, or 2.6% of the total revenue, for the nine months ended March 31, 2015, as compared to $27.0 million, or 7.4% of the total revenue, for the same period in 2014. The decrease was because we lowered the price of our products in order to gain international market penetration, and the upgrading of PPGI production line affected the sales as well.

On a segment basis, after eliminating intercompany sales and adjusting reconciliation items, revenue contributed by Changshu Huaye was $35.8 million for the nine months ended March 31, 2015, a decrease of $112.3 million, or 75.8%, from $148.1 million for the same period last year. The decrease mainly resulted from the transformation of our business model as well as the shutdown of the PPGI line for technical upgrading.

After eliminating the inter-company sales and adjusting reconciliation items, revenue contributed by Jiangsu Cold-Rolled was $85.7 million for the nine months ended March 31, 2015, as compared at $167.1 million for the same period last year. The decrease in sales revenue was mainly because of the transformation of our business model.

Revenue contributed by Ningbo Zhehua was $11.9 million for the nine months ended March 31, 2015, a decrease of $29.0 million, or 70.9%, from $40.9 million for the same period in 2014, primarily resulting from the transformation of our business model to one based on processing fee charges and timing of contract delivery.

Revenues contributed by Sutor Technology PRC were $11.0 million for the nine months ended March 31, 2015, an increase of approximately $3.3 million from $7.7 million for the same period in 2014. Through our efforts in brand promotion and development of online-to-offline (O2O) E-commerce, Sutor Technology PRC’s online orders increased gradually. Sutor Technology PRC dedicates itself to providing innovative services with a focus on brand promotion, sales channels expansion and integrated order processing.

In terms of related party sales as compared with sales to unrelated parties, our direct sales to unrelated parties in the nine months ended March 31, 2015 decreased by $194.5 million, or 76.3%, to $60.4 million, from $254.9 million in the same period in 2014.

Cost of revenue. Cost of revenue decreased by $188.7 million, or 57.1%, to $142.0 million in the nine months ended March 31, 2015, from $330.7 million in the same period in 2014. As a percentage of revenue, cost of revenue increased to 98.4% in the nine months ended March 31, 2015, as compared to 90.9% in the same period last year. The decrease in cost of revenue was mainly due to our new fee-based processing model that part of our business, which significantly reduced our cost of revenue. However, its percentage of revenue increased because those fixed costs including depreciation and amortization cost did not decrease at the early stage of our transformation period.

Gross profit and gross margin. Gross profit decreased by $30.8 million to $2.4 million in the nine months ended March 31, 2015, from $33.2 million in the same period in 2014. Gross profit as a percentage of revenue (gross margin) was 1.6% for the nine months ended March 31, 2015, as compared to 9.1% for the same period last year. The main reason for the declined gross margin was the upgrading of our PPGI production line and as a result, we did not produce high margin PPGI products during this quarter. In addition, in order to expand sales channels, we offered more competitive prices for processing services to attract more customers.

On a segment basis, gross margin for Changshu Huaye decreased to 4.3% in the nine months ended March 31, 2015, from 11.4% in the same period last year. Gross margin for Jiangsu Cold-Rolled decreased to 1.3% in the nine months ended March 31, 2015, from 8.2% in the same period last year. Gross margin for Ningbo Zhehua decreased to (8.6)% in the nine months ended March 31, 2015, as compared to 8.2% in the same period in 2014. The main reasons for above decreased gross margins were because of our business model transformation, PPGI production line upgrading, the delivery timing of various steel pipes as well as the fixed costs including depreciation and amortization cost did not decrease at the early stage of our transformation period. Gross margin for Sutor Technology PRC was 4.6% in the nine months ended March 31, 2015, as compared to 5.9% in the same period last year because we offered customers with more attractive service prices to improve market competitiveness and expand sales channels during business model transformation.

Total operating expenses. Our total operating expenses decreased by $4.9 million to $7.7 million in the nine months ended March 31, 2015, from $12.6 million in the same period in 2014. As a percentage of revenue, our total operating expenses increased to 5.3% in the nine months ended March 31, 2015, from 3.4% in the same period in 2014.

Selling expenses. Our selling expenses decreased by $2.8 million to $1.5 million in the nine months ended March 31, 2015, from $4.3 million in the same period in 2014. As a percentage of revenue, our selling expenses decreased to 1.0% for the nine months ended March 31, 2015, from 1.2% for the same period last year. The decreased was mainly due to the optimized the logistics distribution model, which reduced our transportation and handling fees.

General and administrative expenses. General and administrative expenses decreased by $2.0 million to $6.2 million, or 4.3% of the total revenue, in the nine months ended March 31, 2015, from $8.2 million, or 2.2% of the revenue, in the same period in 2014. The decrease was primarily due to decrease of office expenses and miscellaneous local fees as a result of our cost control measures.

Interest expense. Our interest expense decreased by $0.8 million to $5.6 million in the nine months ended March 31, 2015, from $6.4 million in the same period in 2014. As a percentage of revenue, our interest expense was 3.9% of total revenue in the nine months ended March 31, 2015, compared to 1.8% in the same period in 2014. The decrease in interest expense was mainly attributable to the adjustment of financing structure that we converted bank note payables to short term loans, which reduced the restricted cash and financial cost.

Provision for income taxes. Our income tax expense benefit was $2.6 million in the nine months ended March 31, 2015, from $3.7 million of income tax expense in the same period last year, due to the decreased taxable profit.

Net income. Net income, without including the foreign currency translation adjustment, decreased by $20.3 million, or 160.0%, to $(7.6) million in the nine months ended March 31, 2015, from $12.7 million in the same period in 2014, as a cumulative result of the above factors.

Liquidity and Capital Resources

Our major sources of liquidity for the periods covered by this quarterly report were mainly borrowings through short-term bank loans. Our operating activities used approximately $75.4 million of cash in the three months ended March 31, 2015. As of March 31, 2015, our total indebtedness to non-related parties under existing short-term loans was approximately $203.4 million. We had approximately $11.0 million long-term loans. As of March 31, 2015, we had an unused line of credit with banks of approximately $31.0 million (RMB 190 million) which entitled us to draw bank loans for general corporate purposes.

Short-term and long-term banks loans are likely to continue to be our key sources of financing for the foreseeable future, although in the future we may raise additional capital by issuing shares of our capital stock in an equity financing. We will introduce in more strategic investors and optimize financing structure to reduce financing cost. We will continue to build good relationship with financial institutions. With the Company’s further transformation, we expect the increasing profitably enables us to improve loan repayment capacity.

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

As of March 31, 2015, we had cash and cash equivalents (excluding restricted cash) of $2.6 million and no restricted cash. The following table provides detailed information about our net cash flow for the financial statement period presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(75,359)	$31,151
Net cash provided by (used in) investing activities	2,554	(22,891)
Net cash provided by (used in) financing activities	63,058	(5,153)
Effect of foreign currency translation on cash and cash equivalents	180	(12)
Net cash flows	(9,567)	3,095

Operating Activities

Net cash used in operating activities was $75.4 million for the nine months ended March 31, 2015, from $31.2 million net cash provided by operating activities for the same period last year. The increase in net cash used in operating activities was primarily due to the repayment of business note payables.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities was $2.6 million for the nine months ended March 31, 2015, as compared to $22.9 million used in investing activities for the same period in 2014. The increase in net cash provided by investing activities was primarily due to the reduced short-term investments products purchasing.

Financing Activities

Net cash provided by financing activities was $63.1 million for the nine months ended March 31, 2015, as compared to $5.2 million used in financial activities for the same period in 2014. The positive cash flow from financing activities was mainly due to increased short-term loans.

As of March 31, 2015, the amount, maturity date and term of each of our loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Starting Date	Maturity Date	Guarantor**
The Agricultural Bank of China, Changshu Branch	2.5	2014-05-16	2015-05-05	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	3.6	2014-05-17	2015-05-15	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	2.5	2014-05-19	2015-05-18	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	2.6	2014-06-11	2015-06-10	Shanghai Huaye, Jiangsu Cold-Rolled
Industrial and Commercial Bank of China, Changshu Branch	3.3	2014-06-20	2015-06-19	Shanghai Huaye, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-20	2015-06-19	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-24	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-25	2015-06-23	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.6	2014-06-25	2015-06-22	Shanghai Huaye, Ningbo Zhehua
Construction Bank of China, Changshu Branch	3.7	2014-07-28	2015-07-27	Shanghai Huaye
Construction Bank of China, Changshu Branch	5.4	2014-08-08	2015-08-07	Shanghai Huaye
Construction Bank of China, Changshu Branch	2.7	2014-08-14	2015-08-13	Shanghai Huaye
Construction Bank of China, Changshu Branch	6.5	2014-10-15	2015-10-14	Shanghai Huaye
Construction Bank of China, Changshu Branch	4.4	2014-10-21	2015-04-28	Shanghai Huaye
Construction Bank of China, Changshu Branch	2.0	2014-11-22	2015-05-21	Shanghai Huaye
Communications Bank of China, Changshu Branch	4.8	2014-10-17	2015-10-16	Shanghai Huaye, Jiangsu Cold-Rolled, Ningbo Zhehua
Communications Bank of China, Changshu Branch	3.3	2014-11-03	2015-11-03	None
Industrial and Commercial Bank of China, Changshu Branch	1.3	2015-03-31	2016-03-29	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.3	2015-03-31	2016-03-29	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	1.3	2015-03-31	2016-03-29	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	3.7	2015-03-31	2016-03-29	Shanghai Huaye, Ningbo Zhehua
Industrial and Commercial Bank of China, Changshu Branch	0.5	2015-03-31	2016-03-29	Shanghai Huaye, Ningbo Zhehua
The Agricultural Bank of China, Changshu Branch	4.2	2014-04-14	2015-04-13	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	8.8	2014-04-17	2015-04-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-04-30	2015-04-17	Shanghai Huaye, Changshu Huaye

The Agricultural Bank of China, Changshu Branch	2.8	2014-05-21	2015-05-20	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.9	2014-06-20	2015-06-19	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-06-20	2015-06-19	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	0.3	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	2.5	2014-06-24	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.1	2014-06-23	2015-06-22	Shanghai Huaye, Changshu Huaye
Construction Bank of China, Changshu Branch	1.5	2014-06-27	2015-06-26	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-15	2015-08-14	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	3.3	2014-08-16	2015-08-15	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.3	2014-08-08	2015-08-06	Shanghai Huaye, Changshu Huaye
Construction Bank of China, Changshu Branch	1.1	2014-09-22	2015-09-21	Shanghai Huaye, Changshu Huaye
Communications Bank of China, Changshu Branch	3.1	2014-10-08	2015-10-08	Shanghai Huaye, Changshu Huaye
Communications Bank of China, Changshu Branch	5.4	2014-12-25	2015-12-25	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Changshu Branch	4.9	2015-03-23	2016-03-21	None
Industrial and Commercial Bank of China, Changshu Branch	4.0	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.1	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	2.6	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.9	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	0.6	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.8	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2015-03-31	2015-09-24	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.1	2015-03-31	2016-3-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.4	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.8	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.5	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.6	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.0	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	4.0	2015-03-31	2015-09-24	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	1.3	2015-03-31	2016-03-25	Shanghai Huaye, Changshu Huaye

Industrial and Commercial Bank of China, Changshu Branch	3.3	2015-03-31	2016-03-24	Shanghai Huaye, Changshu Huaye
Industrial and Commercial Bank of China, Changshu Branch	3.6	2015-03-31	2015-09-25	Shanghai Huaye, Changshu Huaye
The Agricultural Bank of China, Ningbo Branch	3.3	2014-01-27	2014-07-25	Changshu Huaye, Ningbo Zhehua
Pingan Bank, Ningbo Branch	2.3	2014-08-25	2015-08-25	Shanghai Huaye, Changshu Huaye, Ningbo Huaye
Pingan Bank, Ningbo Branch	1.6	2014-09-30	2015-09-30	Ningbo Huaye, Changshu Huaye
Lin, Guihua	2.9	2008-11-20	2016-12-31	None
Shanghai Huaye	8.2	2013-12-31	2016-12-31	None
Total	$214.4

* Calculated on the basis that $1 = RMB 6.12

** We do not pay any consideration to Shanghai Huaye or its affiliated companies, which are controlled by our CEO and her spouse, for the guarantees of our loans.

The loan agreements with banks generally contain debt covenants that require us to maintain certain financial and operating condition, among other things. The Company had complied with these debt covenants as of March 31, 2015.

In the coming twelve months, we will have approximately $203.4 million in bank loans that will mature. We will introduce in more strategic investors and optimize financing structure to reduce financing cost. We will continue to build good relationship with financial institutions. With the Company’s further transformation, we expect the increasing profitably enables us to improve loan repayment capacity..

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lifang Chen and Mr. Jun Xu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Chen and Mr. Xu concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2015, we did not repurchase any shares of our common stock.

No repurchase plans expired or were terminated during the third quarter of fiscal year 2015, nor do any plans exist under which we do not intend to make further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015	SUTOR TECHNOLOGY GROUP LIMITED

	By:	/s/ Lifang Chen
Lifang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jun Xu
Jun Xu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

